Form 10-Q
period 1996-03-31
MARCAM CORP
filed 1996-05-15
CIK 848551

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark one):

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
- - -
Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                       or

__Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from __________ to __________.

                         Commission File Number 0-18674
                                                -------


                               MARCAM CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                               04-2711580
- - ---------------------------------------------           --------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.

95 Wells Avenue, Newton, Massachusetts                    02159
- - --------------------------------------                  --------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:        (617) 965-0220
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X    NO __
                                   -

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of April 30, 1996, was 11,429,243 shares.

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

                               MARCAM CORPORATION
                          Consolidated Balance Sheets
                                 (In Thousands)
                                  (Unaudited)

                                                                   March 31,   September 30,
ASSETS                                                                1996          1995
                                                                   ----------  --------------
Current assets:
  Cash and cash equivalents                                         $ 18,845        $ 27,312
  Short-term investments                                               6,965           2,019
  Accounts receivable, net of allowances of $2,176
     at March 31, 1996 and $3,005 at September 30, 1995               59,455          60,327
  Prepaid expenses and other current assets                            7,436           4,834
                                                                    --------        --------
     Total current assets                                             92,701          94,492
                                                                    --------        --------
Property and equipment, net                                           10,762          10,127
Computer software costs, net                                          32,030          30,183
MAPICS intangible costs, net                                           5,565           5,965
Other assets                                                           5,104           6,085
                                                                    --------        --------

    Total assets                                                    $146,162        $146,852
                                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 10,415        $ 11,077
  Accrued expenses and other current liabilities                      42,013          44,542
  Deferred revenue                                                    53,900          38,228
                                                                    --------        --------
    Total current liabilities                                        106,328          93,847
                                                                    --------        --------
Long-term debt                                                        25,530          25,209
Deferred income taxes                                                    772           1,150
                                                                    --------        --------
     Total liabilities                                               132,630         120,206
                                                                    --------        --------

Commitments and contingencies (Note 2)
Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized
    Series D Convertible Preferred Stock, 225 shares issued and outstanding at March 31, 1996 and September 30, 1995
    (liquidation preference of $22,500)                                  225             225
  Common stock, $.01 par value; 30,000 shares authorized;
   11,411 and 11,271 shares issued and outstanding at
    March 31, 1996 and September 30, 1995                                114             113
  Additional paid-in capital                                          66,594          65,672
  Accumulated deficit                                                (50,078)        (36,469)
  Unamortized deferred compensation                                     (944)         (1,100)
  Cumulative translation adjustment                                   (2,379)         (1,795)
                                                                    --------        --------
    Total stockholders' equity                                        13,532          26,646
                                                                    --------        --------

  Total liabilities and stockholders' equity                        $146,162        $146,852
                                                                    ========        ========


          See accompanying Notes to Consolidated Financial Statements.

                               MARCAM CORPORATION
                     Consolidated Statements of Operations
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                        Three Months Ended     Six Months Ended
                                                           March 31,              March 31,
                                                       1996       1995       1996           1995
                                                     ---------  --------  ----------  -----------------
- - -------------------------------------------------------------------------------------------------------
Revenues:
  Licenses                                           $ 18,151   $25,488    $ 41,408            $51,924
  Services                                             29,275    23,905      56,021             45,083
                                                     --------   -------    --------            -------
    Total revenues                                     47,426    49,393      97,429             97,007
                                                     --------   -------    --------            -------

Operating expenses:
  Cost of license revenues                              3,781     3,596       8,386              8,149
  Cost of services revenues                            19,441    15,399      36,538             29,760
  Selling and marketing                                19,905    20,904      40,773             42,313
  Product development                                   6,954     6,393      13,627             12,325
  General and administrative                            3,227     1,993       5,421              4,015
                                                     --------   -------    --------            -------
    Total operating expenses                           53,308    48,285     104,745             96,562
                                                     --------   -------    --------            -------

Operating income (loss)                                (5,882)    1,108      (7,316)               445

Litigation settlement (Note 2)                         (3,250)        -      (3,250)                 -
Interest and other income                                 555       162         935                247
Interest and other expense                               (969)     (746)     (1,937)            (1,538)
                                                     --------   -------    --------            -------


Income (loss) before income tax expense (benefit)      (9,546)      524     (11,568)              (846)

Income tax expense (benefit)                            1,213       178       2,041               (287)
                                                     --------   -------    --------            -------
Net income (loss)                                    $(10,759)  $   346    $(13,609)           $  (559)
                                                     ========   =======    ========            =======

Net income (loss) per share                            $(0.94)    $0.03      $(1.20)            $(0.05)
                                                     ========   =======    ========            =======
Weighted average number of shares outstanding          11,407    11,380      11,358             11,460



          See accompanying Notes to Consolidated Financial Statements.

                               MARCAM CORPORATION
                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                                    Six Months Ended
                                                                        March 31,
                                                                   1996        1995
                                                                  -----       -----
Cash flows from operating activities:
 Net loss                                                        $(13,609)  $  (559)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                                     7,671     5,349
  Provision for bad debts                                           1,114       (97)
  Deferred income taxes                                              (378)      (66)
  Changes in operating assets and liabilities:
   Accounts receivable                                                275    (8,674)
   Prepaid expenses and other assets                               (2,644)   (1,670)
   Accounts payable                                                  (678)     (755)
   Accrued expenses and other current liabilities                  (2,350)    4,830
   Deferred revenue                                                15,677    11,602
                                                                 --------   -------
    Net cash provided by operating activities                       5,078     9,960
                                                                 --------   -------

Cash flows from investing activities:
 Purchases of property and equipment                               (2,599)   (1,481)
 Additions to computer software costs                              (6,577)   (6,572)
 Purchases of short-term investments                               (6,909)        -
 Proceeds from sale of short-term investments                       1,963         -
 Other assets                                                          16    (1,039)
                                                                 --------   -------
    Net cash used for investing activities                        (14,106)   (9,092)
                                                                 --------   -------

Cash flows from financing activities:
 Principal payments on debt and capital lease obligations            (249)     (874)
 Proceeds from stock option exercise                                  553         -
 Common stock issued under Employee Stock Purchase Plan               369       422
                                                                 --------   -------
    Net cash provided by (used for) financing activities              673      (452)

Effect of exchange rate changes on cash  and cash equivalents        (112)       67
                                                                 --------   -------

Net increase (decrease) in cash and cash equivalents               (8,467)      483

Cash and cash equivalents at beginning of the period               27,312    10,463
                                                                 --------   -------

Cash and cash equivalents at end of the period                   $ 18,845   $10,946
                                                                 ========   =======




          See accompanying Notes to Consolidated Financial Statements.

                               MARCAM CORPORATION
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Basis of Presentation
     ---------------------

  The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, as amended.

  The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

  Certain amounts have been reclassified to conform with current period presentation.

(2)    Commitments and Contingencies
       -----------------------------

   The Company has reached an agreement in principle to settle the shareholder class action litigation brought against the Company and certain of its current and former officers. The litigation, which was brought in August 1994, alleges violations of federal securities law. Of the $5,750,000 settlement, the Company will contribute $2,750,000 from its own funds, with the remainder to be provided by insurance. The settlement is subject to signing a definitive agreement and approval by the Federal District Court in Massachusetts. The Company recorded a charge of $3,250,000 during the current quarter to cover the settlement and other expenses incurred in connection with the litigation.

  The Company settled the Complaint filed by Siemens Medical Systems, Inc. The Complaint was filed in July 1995 and alleged breach by the Company of the Master License and Programming Services Agreements and alleged fraud in the delivery of its MXP software. The settlement amount, which was immaterial, was included in the results of operations for the quarter ended March 31, 1996.

  The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's future financial position or results of operations.

(3)   Supplementary Cash Flow Information
      -----------------------------------

    Capital lease obligations of approximately $930,000 were incurred in the six month period ended March 31, 1996, when the Company entered into leases for new equipment.

PART I.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview
- - --------

  The Company's revenues are derived from licensing its Protean, PRISM, MAPICS XA, and MXP products. Each of these product lines support different customers' technology strategies. PRISM and MAPICS XA support host technology implemented on the IBM AS/400. MXP supports open client-server computing. Marcam's new Protean products, which are based on advanced object technology tools and databases, are platform independent and offer improved user productivity and return on investment through ease-of-use, advanced functionality and implementation flexibility.

  Marcam also derives revenue from the sale of product support and related services. Product support is offered to licensed customers, generally based on agreements that are renewed annually. Related services include assisting with customer implementation of licensed software, providing custom programming, and providing educational material and instruction in the use of licensed software.

  For the quarter ended March 31, 1996, the Company recorded a loss of $10,759,000. The loss included approximately $6,250,000 of charges, consisting of $3,250,000 for costs associated with settlement of the shareholder class action litigation and $3,000,000 of provisions for estimated services contract losses and additional legal costs. The principal reason for the loss, excluding these charges, was the Company's continued investment in the Protean product line, which has not yet yielded commensurate revenues. While the Company's AS/400 based businesses were profitable overall, these profits were insufficient to cover investments made in the Protean business.

  Late in the second quarter, management conducted reviews of the delivery schedule for its Protean products. As a result, a delay in the availability of certain modules, particularly the customer order management module, has been announced. The Company is currently working with its customers to address the impact of this change on their plans and operations. The Company has not yet determined the financial impact, if any, of these delivery schedule changes.

  The Company has initiated reviews of its operating expense structure to assess the efficiency and effectiveness of its operations and to identify opportunities to improve the profitability of each of the business units. The actions, if any, which result from these reviews will be initiated in the third quarter of 1996.

  In the quarter ended September 30, 1995, the Company recorded a restructuring charge of $28,756,000. As of March 31, 1996, a balance of $3,160,000 associated with this charge remains in accrued liabilities. Management believes that this remaining balance is adequate to cover future expenditures associated the 1995 restructuring actions.

Results of Operations
- - ---------------------

  Total revenues decreased 4.0% to $47,426,000 from $49,393,000, and increased 0.4% to $97,429,000 from $97,007,000 for the three- and six-month periods ended March 31, 1996, respectively, as compared to the same periods in 1995. License fee revenue decreased 28.8% to $18,151,000 from $25,488,000, and 20.3% to
$41,408,000 from $51,924,000 for the three- and six-month periods ended March 31, 1996, respectively, as compared to the same periods in 1995. While license fee revenue for the MAPICS products continued to show growth during these periods, the decline in license fee revenue for both the PRISM and Protean products more than offset these gains. The decline in PRISM license revenue occurred primarily in North America. Since the fall of 1995, the Company has been working to sharpen its strategic focus on PRISM sales and marketing efforts.

  Services revenue increased 22.5% to $29,275,000 from $23,905,000 and 24.3% to $56,021,000 from $45,083,000 for the three- and six-month periods ended March 31, 1996, respectively, as compared to the same periods in 1995. All sectors of the service business, which includes consulting, custom programming, and customer support, continued to show revenue gains.

   Cost of license revenues represented 20.8% and 20.3% of license revenues for the three- and six-month periods ended March 31, 1996, respectively, as compared to 14.1% and 15.7% for the same periods in 1995. The increase in costs of licenses as a percentage of license revenues was due primarily to higher amortization of software development costs associated with newly-released products, an increase in third party royalty costs as a percentage of license revenue, and lower license revenues.

  Cost of services revenues represented 66.4% and 65.2% of services revenues for the three- and six-month periods ended March 31, 1996, respectively, as compared to 64.4% and 66.0% for the same periods in 1995. The increase during the three-month period ended March 31, 1996 was due primarily to a provision of approximately $2,000,000 for estimated services contract losses during such period. Excluding that charge, cost of services revenues had improved for the three- and six-month periods ended March 31, 1996 as compared to the same periods in the prior year, due primarily to price increases and better utilization rates realized in the services business.

  Selling and marketing expense decreased $999,000, or 4.8%, and $1,540,000, or 3.6%, for the three- and six-month periods ended March 31, 1996, respectively, as compared to the same periods in 1995. These decreases were primarily related to declines in costs, principally, payroll and marketing programs.

  Gross research and product development expenditures for the three- and six-month periods ended March 31, 1996 were $10,041,000 and $20,204,000, respectively as compared to $10,430,000 and $18,897,000 for the same periods in 1995. The decrease for the three-month period ended March 31, 1996 as compared to the same period in 1995 was primarily due to the discontinuance of certain development projects at the end of fiscal 1995, primarily those related to the PRISM Client/Server products. The increase for the six-month period ended March 31, 1996 as compared to the same period in 1995 was primarily the result of increased spending to translate and localize software products for international sale. The Company continues to invest heavily in the development of its Protean products.

  Computer software costs capitalized were $3,087,000 and $6,577,000 for the three- and six-month periods ended March 31, 1996, respectively, representing 30.7% and 32.6% of gross research and development expenditures. Computer software costs capitalized during the three- and six-month periods ended March 31, 1995 were $4,037,000 and $6,572,000, respectively, representing 38.7% and 34.8% of gross research and development expenditures.

  Therefore, product development expenses were $6,954,000 and $13,627,000 for the three- and six-month periods ended March 31, 1996, respectively, representing 14.7% and 14.0% of total revenues. For the three- and six-month periods ended March 31, 1995, product development expenses were $6,393,000 and $12,325,000, respectively, representing 12.9% and 12.7% of total revenues. The increases for the three- and six-month periods ended March 31, 1996, respectively, as compared to the same periods in 1995 were primarily related to the continuing investment in the Protean products and lower amounts of capitalization.

  General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, increased by $1,234,000 and $1,406,000 for the three- and six-month periods ended March 31, 1996, respectively, as compared to the same periods in 1995. The increases were primarily the result of a $1,000,000 charge taken in the three-month period ended March 31, 1996 for additional contract claims and legal costs.

   During the quarter ended March 31, 1996, the Company reached an agreement in principle to settle the shareholder class action litigation which was brought against the Company in August 1994. Of the $5,750,000 settlement, the Company will contribute $2,750,000 from its own funds, with the remainder to be provided by insurance. The Company recorded a charge of $3,250,000 during the quarter ended March 31, 1996 to cover the settlement and other expenses incurred in connection with the litigation.

  Interest and other income increased $393,000 and $688,000 for the three-and six-month periods ended March 31, 1996, respectively, as compared to the same periods in 1995. These increases were primarily related to interest earned on higher cash balances resulted from the financing activities undertaken during the quarter ended September 30, 1995.

  The income tax expense for the three- and six-month periods ended March 31, 1996 of $1,213,000 and $2,041,000, respectively, was primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions, for which U.S. tax credit utilization is currently uncertain. The income tax expense (benefit) for the three- and six-month periods ended March 31, 1995 of $178,000 and $(287,000), respectively, was primarily due to carry-back of operating losses and research and experimentation credits.

Liquidity and Capital Resources
- - -------------------------------

  The Company has funded its activities primarily from cash generated from operations, from borrowings and from equity financings.

  Current assets decreased $1,791,000 during the six-month period ended March 31, 1996 to $92,701,000 from $94,492,000 at September 30, 1995. This decrease was primarily due to lower cash and accounts receivable balances, which was partially offset by an increase in the prepaid expenses and other current assets.

  Current liabilities increased $12,481,000 during the six-month period ended March 31, 1996 to $106,328,000 from $93,847,000 at September 30, 1995. The increase was primarily due to the increase in deferred revenue which resulted from the annual billing of the majority of the Company's maintenance contracts. The billing occurs in January, and the revenue is deferred and recognized ratably during the contract period. As a result, working capital decreased by $14,272,000 from $645,000 at September 30, 1995 to a working capital deficit of $13,627,000 at March 31, 1996.

  At March 31, 1996, the Company had outstanding $25,000,000 in aggregate principal amount of 9.82% unsecured subordinated notes due April 30, 2001. The terms of the subordinated debt contain financial covenants which, among other things, require the maintenance of certain financial ratios, limit the Company's ability to incur additional debt, and preclude the payment of dividends. The Company obtained from the note holders a waiver of certain covenants that require the maintenance of certain financial ratios, which is in effect until June 1, 1996. The Company is in the process of negotiating permanent waivers and/or amendments with the note holders. If the Company is unable to obtain such waivers and/or amendments, the Company will be in default under the notes and will be required to seek alternative financing. If the maturity of the Notes were accelerated upon a default, the Company currently does not have or expect to have sufficient cash to repay the outstanding indebtedness under the Notes. There can be no assurances that the Company will be able to obtain the necessary permanent waivers and/or amendments from the note holders or, in the alternative, that additional debt or equity financing will be available or available on terms acceptable to the Company.

  In addition, the Company has a revolving credit line of $7,500,000, with borrowing availability equal to 80% of qualifying accounts receivable. Borrowings under this facility bear interest at a designated prime rate plus 3% per annum. This credit facility expires September 30, 1996. Upon completion of certain filings, the maximum availability will be increased to $12,000,000. The Company's obligations under this credit facility are secured by liens on substantially all of the Company's assets. Additionally, this credit facility contains covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to additional indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of capital stock, of the Company; investments and acquisitions; the merger or consolidation of the Company with any person or entity; and the disposition of any of the Company's property or assets. At March 31, 1996, the Company had the ability to borrow $7,500,000, but had no borrowings under this credit facility.

  The Company has reached an agreement in principle to settle the shareholder class action litigation brought against the Company and certain of its current and former officers. The litigation, which was brought in August 1994, alleges violations of federal securities law. Of the $5,750,000 settlement, the Company will contribute $2,750,000 from its own funds, with the remainder to be provided by insurance. The settlement is subject to signing a definitive agreement and approval by the Federal District Court in Massachusetts. The Company recorded a charge of $3,250,000 during the current quarter to cover the settlement and other expenses incurred in connection with the litigation.

  In the quarter ended September 30, 1995, the Company recorded a restructuring charge of $28,756,000. As of March 31, 1996, a balance of $3,160,000 associated with this charge remains in accrued liabilities. Management believes that this remaining balance is adequate to cover future expenditures associated with the 1995 restructuring actions.

  As a result of lower than expected results and reduced expectations in the business outlook for certain of the Company's product offerings, the Company made several strategic decisions in fiscal 1995. These decisions included taking steps to focus the Company's resources on its Protean, MAPICS and PRISM host-based product families, ceasing its investment in the PRISM Client Server product line and establishing the MXP business group as a separate company. The Company's ability to successfully implement these strategic decisions will impact its future results from operations and liquidity position. The successful implementation of these strategic decisions will depend, among other things, upon its ability to maintain and enhance its three major product lines, to develop and introduce new products that keep pace with technological developments, and to satisfy increasingly sophisticated customer requirements.

  The Company has used cash during fiscal years 1996, 1995 and 1994 to fund strategic investments, in particular substantial expenditures for new product development, and operating losses. For the first two quarters of fiscal 1996 and for fiscal years 1995 and 1994, the Company's product development expenditures were approximately $20,200,000, $41,100,000 and $36,400,000, respectively. During the remainder of fiscal year 1996 and for fiscal 1997, the Company currently intends to continue to make investments in product development. The Company's objective is to fund these investments primarily with cash from improved operations. The Company's timely ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of new products, success in enhancing and selling its current AS/400-based families of products, improvements in operating productivity, and payment terms and collection of accounts receivable.

  There can be no assurances that the Company's operations will generate sufficient cash to finance these activities. Until operations improve to meet its cash requirements, the Company will need to rely on cash available from its September 1995 equity financing and borrowings under its credit facility. If, however, such sources prove insufficient during 1996 or over the longer term, the Company will be required to make changes in operations. Further, if such sources of cash are insufficient or if the Company defaults on its outstanding subordinated notes, the Company will be required to seek additional debt or equity financing. There can be no assurances that additional debt or equity financing will be available or available on terms acceptable to the Company.

PART II.

ITEM 1.  Legal Proceedings

  The Company has reached an agreement in principle to settle the shareholder class action litigation brought against the Company and certain of its current and former officers. The litigation which was brought in August 1994 alleges violations of federal securities law. Of the $5,750,000 settlement, the Company will contribute $2,750,000 from its own funds, with the remainder to be provided by insurance. The settlement is subject to signing a definitive agreement and approval by the Federal District Court in Massachusetts.

  The Company settled the Complaint filed by Siemens Medical Systems, Inc. The Complaint was filed in July of 1995 and alleged breach by the Company of the Master License and Programming Services Agreements and alleged fraud in the delivery of its MXP software. The settlement amount, which was immaterial, was included in the results of operations for the quarter ended March 31, 1996.

  The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these other legal matters will have a material adverse effect on the Company's future financial position or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders was held on February 13, 1996. At such meeting, Richard Hickok, Dean R. McKay and William O. Grabe were elected as Class II Directors to the Board of Directors for three-year terms. The voting for Mr. Hickok was 12,137,344 shares for his election and 138,327 shares against. There were no abstentions. The voting for Mr. McKay was 12,136,044 shares for his election and 139,627 shares against with no abstentions. The voting for Mr. Grabe was 12,136,094 for his election and 139,577 against with no abstentions.

  The proposal to amend the 1994 Stock Plan to increase the aggregate number of shares of Common Stock which may be issued pursuant to said plan from 1,000,000 to 2,000,000 was ratified by the stockholders. The vote was 7,727,597 shares to amend the Plan with 2,629,153 shares against and 32,175 abstentions.

  The proposal to amend the 1991 Non-Employee Director Stock Option Plan (i) to increase the aggregate number of shares of Common Stock which may be issued pursuant to said Plan from 50,000 to 210,000; (ii) to provide for an initial grant of an option to purchase 20,000 shares of Common Stock and an annual grant to purchase 3,000 shares of Common Stock,; (iii) to provide that each option issued pursuant to said Plan on or after January 1, 1996 shall vest in equal annual installments over a five year period; and (iv) to provide that, upon an optionee's retirement from the Board of Directors, all unvested installments of such optionee's options shall vest in accordance with their respective schedules pursuant to the Directors Plan and each option shall be exercisable until the scheduled expiration date of the option pursuant to the Directors Plan. The vote was 8,997,977 to amend the Plan with 1,425,082 against and 39,721 abstentions.

  The selection of Coopers & Lybrand L.L.P. by the Board of Directors as auditors for the fiscal year ending September 30, 1996 was ratified by the stockholders. The vote was 12,253,035 shares for their selection, with 8,014 shares against and 14,622 abstentions.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Letter dated March 29, 1996 to Northwestern Mutual Life Insurance Company, John Hancock Life Insurance Company of America and Barnett & Co. from Marcam Corporation regarding the waiver of certain covenants of Marcam Corporation's 9.82% Subordinated Notes due April 20, 2001.

10.2 Amendment dated as of March 30, 1996 to Loan and Security Agreement dated as of August 29, 1995 by and between Greyrock Business Credit, a division of Greyrock Capital Group, and the Registrant

10.3 Letter Agreement dated May 3, 1996 by and between Marcam Corporation and Paul A. Margolis.

11  Statement re Computation of Per Share Earnings

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1996.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      MARCAM CORPORATION



______________                        ___________________________________
Date                                  George A. Chamberlain, 3d
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

EXHIBIT INDEX
- - -------------


Exhibit                                                               Page
Number           Description                                          Number
- - -------          -----------                                          ------

10.1 Letter dated March 29, 1996 to Northwestern Mutual Life Insurance Company, John Hancock Life Insurance Company of America and Barnett & Co. from Marcam Corporation regarding the waiver of certain covenants of Marcam Corporation's 9.82% Subordinated Notes due April 20, 2001.

10.2         Amendment dated as of March 30, 1996 to Loan and
             Security Agreement dated as of August 29, 1995 by and between Greyrock Business Credit, a division of Greyrock Capital Group, and the Registrant.

10.3         Letter Agreement dated May 3, 1996 by and between
             Marcam Corporation and Paul A. Margolis.

11           Statement re Computation of Per Share Earnings

27           Financial Data Schedule