Form 10-K/A
period 1995-09-30
MARCAM CORP
filed 1996-06-28
CIK 848551

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                          AMENDMENT NO. 2 TO FORM 10-K
(MARK ONE)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
                For the fiscal year ended:  SEPTEMBER 30, 1995
                                      OR
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ___________ to ___________.
                       Commission File Number:  0-18674

                              MARCAM CORPORATION
            (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                          04-2711580
(State or other jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

      95 WELLS AVENUE                                           02159
    NEWTON, MASSACHUSETTS                                     (Zip code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (617) 965-0220
          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE
          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.01 PAR VALUE
                               (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x       No
                                               -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Common Stock, $.01 Par Value, of the registrant held by non-affiliates of the registrant as of December 20, 1995 (computed based on the closing price of such stock in the NASDAQ National Market System) was $179,426,745.

     The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of December 20, 1995 was 11,306,189 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
     The following documents, or indicated portions thereof, have been incorporated herein by reference:

     Specifically identified information in the Registrant's definitive proxy material for its Annual Meeting of Stockholders to be held on February 13, 1996 is incorporated by reference into Part III hereof.

                              Page 1 of 18 Pages
                       Exhibit Index Located on Page 4

     This Amendment No. 2 on Form 10-K/A to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "Report") is being filed to amend the Exhibit Index. In addition, Exhibit 10.30 is filed herewith. The other exhibits that appear in the Exhibit Index have been filed previously with the Securities and Exchange Commission.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of June, 1996.

                                    MARCAM CORPORATION



                                    By:  /s/ George A. Chamberlain, 3d
                                         -----------------------------
                                         George A. Chamberlain, 3d,
                                         Chief Financial Officer

                                 EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commmission and are referred to and incorporated by reference to such filings.


EXHIBIT NO.                  DESCRIPTION                          SEC DOCUMENT REFERENCE
- -----------                  -----------                          -----------------------
2.1, 10.38                   Stock Purchase Agreement dated as    Exhibit 2.1 to Current Report on
                             of September 29, 1995 by and         Form 8-K Dated September 29, 1995
                             among Marcam Corporation,
                             International Business Machines
                             Corporation, Edison Venture Fund,
                             L.P., Richard C. Cook, Paul A.
                             Margolis, John Campbell and
                             Mapics, Inc.

2.2*                         Securities Purchase Agreement dated   0-18674
                             as of June 17, 1993 by and among      Exhibit 2.1 to Current Report on
                             the Registrant, Marcam Investment     Form 8-K Dated on June 18, 1993
                             Holding Corporation, Varnet Soft-
                             ware Corporation, Amgata Holdings
                             Ltd., Howard Reisman, Amalia
                             Reisman, Galite Reisman,
                             Kenneth Reisman and Talia
                             Reisman

3.1, 4.1                     Restated Articles of Organization of  33-5666
                             the Registrant                        Exhibits 3.2, 4.2

3.2, 4.2                     By-laws, as amended and restated, of  33-5666
                             the Registrant                        Exhibits 3.3, 4.3

3.3, 4.3                     Certificate of Vote of Directors      0-18674
                             Establishing a Series or a Class of   Exhibits 3.1, 4.2 to Current Report
                             Stock of the Registrant               on Form 8-K Dated June 18, 1993

3.4, 4.4                     Certificate of Vote of Directors      0-18674
                             Establishing a Series or a Class of   Exhibits 3.4, 4.4 to Annual Report
                             Stock of the Registrant               on Form 10-K for the fiscal year
                                                                   ended September 30, 1993

4.5                          Specimen certificate representing     33-35666
                             the Common Stock                      Exhibit 4.4

4.6                          Stock Exchange Agreement dated as     0-18674
                             of April 9, 1991 by and among the     Exhibits 2.2, 4.1 to Current Report
                             Registrant, Marcam Canada Holding     on Form 8-K Dated April 9, 1991
                             Corporation and William A. Shaw,
                             Linda Pia Shaw, Randy Reeve,
                             Denise Reeve, John P. Williamson,
                             and Sheila Kathleen Williamson


EXHIBIT NO.                     DESCRIPTION                             SEC DOCUMENT REFERENCE
- -----------                     -----------                             ----------------------
4.7                             Certificate of Designation for Series   Exhibit 4 to Current Report on Form
                                D Convertible Preferred Stock of        8-K Dated September 29, 1995
                                Marcam Corporation

10.1                            Form of Lease Agreements entered        33-35666
                                into by the Registrant with various     Exhibit 10.1
                                partnerships in which Messrs.
                                Margolis, Campbell and Ebling have
                                an interest

10.2                            Form of Stock Purchase Agreements       33-35666
                                entered into by the Registrant with     Exhibit 10.5
                                Messrs. Margolis, Stoner, Ebling
                                and certain other persons

10.3                            Lease by and between the Registrant     33-35666
                                and Dominic J. Saraceno, as             Exhibit 10.7
                                amended, dated June 13, 1988

10.4                            Form of Indemnity Agreements            33-35666
                                entered into by the Registrant with     Exhibit 10.9
                                Messrs. Margolis, Campbell, Barrett,
                                de Chazal, Hickok, McKay and
                                Ebling

10.5                            Class D Preferred Stock Purchase        33-35666
                                Agreement dated as of January 31,       Exhibit 10.13
                                1989 by and among the Registrant,
                                Lawrence, Tyrell, Ortale & Smith,
                                Morgan Stanley Venture Capital
                                Fund, L.P., SIF Limited Partnership,
                                Evergreen III Limited Partnership,
                                John Hancock Venture Capital Fund
                                Limited Partnership II, Mayflower
                                Fund Limited Partnership, Battery
                                Ventures, L.P., Edison Venture Fund
                                L.P., David M. Stoner, Steven
                                Lesser, Stephen Lifshatz, Paul A.
                                Margolis and John Campbell



EXHIBIT NO.                   DESCRIPTION                            SEC DOCUMENT REFERENCE
- -----------                   -----------                            ----------------------
10.6                          Class A, B and C Preferred Holders'    33-35666
                              Agreement dated as of January 31,      Exhibit 10.14
                              1989 by and among the Registrant,
                              Lawrence, Tyrell, Ortale & Smith,
                              Morgan Stanley Venture Capital
                              Fund, L.P., SIF Limited Partnership,
                              Battery Ventures, L.P., Edison
                              Venture Fund L.P., Robert Fleming
                              Nominees, Evergreen III Limited
                              Partnership, John Hancock Venture
                              Capital Fund Limited Partnership
                              II, Mayflower Fund Limited
                              Partnership, Adventures Limited
                              Partnership, Berkshire Partners II,
                              L.P., S. Donald Gonson, David M.
                              Stoner, Steven Lesser, Jacques
                              Sabbah and Richard S. Hickok

10.7                          Letter Agreement dated as of January   33-35666
                              31, 1989 by and between the
                              Registrant and Paul A. Margolis

10.8                          Second and Third Amendments,           0-18674
                              each dated as of August 29, 1990, to   Exhibit 10.17 to Annual Report on
                              Lease by and between Registrant and    Form 10-K for the fiscal year ended
                              Dominic J. Saraceno, as amended,       September 30, 1990
                              dated June 13, 1988

10.9                          1990 Employee Stock Purchase Plan,     0-18674
                              as amended and restated                Exhibit 10.21 to Annual Report on
                                                                     Form 10-K for the fiscal year ended
                                                                     September 30, 1992

10.10                         Deferred Compensation Plan, as         0-18674
                              amended and restated                   Exhibit 10.22 to Annual Report on
                                                                     Form 10-K for the fiscal year ended
                                                                     September 30, 1991

10.11                         1987 Stock Plan, as amended and        0-18674
                              restated                               Exhibit 10.17 to Annual Report on
                                                                     Form 10-K for the fiscal year ended
                                                                     September 30, 1992

10.12                         Fourth Amendment, dated June 30,       0-18674
                              1992, to Lease by and between          Exhibit 10.19 to Annual Report on
                              Registrant and Dominic J. Saraceno,    Form 10-K for the fiscal year ended
                              as amended, dated June 13, 1988        September 30, 1992



Exhibit No.    Description                             SEC Document Reference
- -----------    -----------                             ----------------------
10.13*         Participation Agreement dated as of     0-18674
               February 23, 1993 among the             Exhibit 2.1 to Current Report on
               Registrant, International Business      Form 8-K Dated February 26, 1993
               Machines Corporation and Mapics, Inc.

10.14          Definitional Agreement dated as of      0-18674
               February 23, 1993 among the             Exhibit 2.2 to Current Report on
               Registrant, International Business      Form 8-K Dated February 26, 1993
               Machines Corporation, Paul A.
               Margolis and John Campbell

10.15*         Marketing License Agreement dated       0-18674
               as of February 26, 1993 between the     Exhibit 2.3 to Current Report on
               Registrant and International            Form 8-K Dated February 26, 1993
               Business Machines Corporation

10.16*         IBM Corporate Trademark License         0-18674
               Agreement dated as of February 26,      Exhibit 2.6 to Current Report on
               1993 between the Registrant and         Form 8-K Dated February 26, 1993
               International Business Machines
               Corporation

10.17          Fifth Amendment, dated May 10,          0-18674
               1993 to Lease by and between            Exhibit 10.27 to Annual Report
               Registrant and Dominic J. Saraceno,     on Form 10-K for the fiscal year
               as amended, dated June 13, 1988         ended September 30, 1993 as
                                                       amended by Form 10-K/A dated
                                                       August 22, 1994

10.18          Complementary Marketing                 0-18674
               Agreement dated as of December 26,      Exhibit 10.29 to Annual Report
               1990 by and between the Registrant      on Form 10-K for the fiscal year
               and International Business Machines     ended September 30, 1993 as
               Corporation                             amended by Form 10-K/A dated
                                                       August 22, 1994

10.19          Note and Warrant Purchase Agreement     0-18674
               entered into by Marcam Corporation      Exhibit 10.1 to Quarterly Report on
               and each of The Northwestern Mutual     Form 10-Q dated May 12, 1994 as
               Life Insurance Company, John            amended by Form 10-Q/A dated
               Hancock Mutual Life Insurance           October 6, 1994
               Company and John Hancock Life
               Insurance Company of America dated
               as of May 12, 1994




Exhibit No.                  Description                           SEC Document Reference
- -----------                  -----------                           ----------------------
10.20                        Amendment Agreement dated as of       0-18674
                             August 19, 1994 by and among the      Exhibit 10.1 to Quarterly Report
                             Registrant, The Northwestern          on Form 10-Q dated August 22,
                             Mutual Life Insurance Company,        1994
                             John Hancock Mutual Life Insurance
                             Company and John Hancock Life
                             Insurance Company of America

10.21                        Letter Agreement with Steven F.       0-18674
                             Kaplan dated June 6, 1994             Exhibit 10.5 to Quarterly Report
                                                                   on Form 10-Q dated August 22,
                                                                   1994

10.22                        1994 Stock Plan                       0-18674
                                                                   Exhibit 10.32 to Annual Report on
                                                                   Form 10-K for the fiscal year ended
                                                                   September 30, 1994 as amended

10.23*                       Form of Memoranda dated               0-18674
                             December 1, 1994 regarding            Exhibit 10.33 to Annual Report on
                             Compensation Plans for fiscal year    Form 10-K for the fiscal year ended
                             1995 from Registrant to each of       September 30, 1994 as amended
                             Messrs. Margolis, Campbell, Cook,
                             Ebling and Stonier

10.24*                       Business Partner Agreement dated as   0-18674
                             of April 21, 1994 by and between the  Exhibit 10.34 to Annual Report on
                             Registrant and J.D. Edwards &         Form 10-K for the fiscal year ended
                             Company                               September 30, 1994 as amended

10.25*                       Memoranda dated December 6, 1994      0-18674
                             regarding Compensation Plan for       Exhibit 10.35 to Annual Report on
                             fiscal year 1995 from Registrant to   Form 10-K for the fiscal year ended
                             Mr. Chamberlain                       September 30, 1994 as amended



                                      -8

Exhibit No.                         Description                           SEC Document Reference
- -----------                         -----------                           ----------------------
10.26                               Amendment Agreement dated as of       0-18674
                                    July 29, 1995 by and among the        Exhibit 10.36 to Annual Report on
                                    Registrant, The Northwestern          Form 10-K for the fiscal year ended
                                    Mutual Life Insurance Company,        September 30, 1994 as amended
                                    John Hancock Mutual Life Insurance
                                    Company and John Hancock Life
                                    Insurance Company of America

10.27                               Loan and Security Agreement dated     0-18674
                                    as of August 29, 1995 by and          Exhibit 10.37 to Annual Report on
                                    between Greyrock Business Credit, a   Form 10-K for the fiscal year ended
                                    division of Greyrock Capital Group    September 30, 1994 as amended
                                    Inc., and the Registrant

10.28                               Convertible Preferred Stock Purchase  0-18674
                                    Agreement dated September 20,         Exhibit 10.2 to Current Report on
                                    1995 by and among Marcam              Form 8-K Dated September 29, 1995
                                    Corporation, General Atlantic
                                    Partners 21, L.P., GAP
                                    Coinvestment Partners, L.P. and The
                                    Northwestern Mutual Life Insurance
                                    Company

10.29                               Registration Rights Agreement dated  0-18674
                                    September 27, 1995 by and among      Exhibit 10.3 to Current Report on
                                    Marcam Corporation, General          Form 8-K Dated September 29, 1995
                                    Atlantic Partners 21, L.P., GAP
                                    Coinvestment Partners, L.P. and The
                                    Northwestern Mutual Life Insurance
                                    Company

10.30                               Amendment Agreement dated as of
                                    September 29, 1995 by and among
                                    the Registrant, The Northwestern
                                    Mutual Life Insurance Company,
                                    John Hancock Mutual Life Insurance
                                    Company, John Hancock Mutual
                                    Life Insurance Company of America
                                    and Barnett & Co.



Exhibit No.                         Description                                SEC Document Reference
- -----------                         -----------                                ----------------------
10.31+
                                    Amendment Agreement dated as of
                                    November 14, 1995 by and among
                                    the Registrant, The Northwestern
                                    Mutual Life Insurance Company,
                                    John Hancock Mutual Life Insurance
                                    Company, John Hancock Mutual
                                    Life Insurance Company of America
                                    and Barnett & Co.

10.32+                              Addendum dated August 7, 1995 to
                                    Business Partner Agreement dated
                                    April 21, 1994 by and between the
                                    Registrant and J.D. Edwards &
                                    Company

10.33* +                            Marcam/NEC Distribution
                                    Agreement between Marcam World
                                    Trade Corporation and NEC
                                    Corporation dated as of March 31,
                                    1995

10.34* +                            Marcam/NEC Technology Transfer
                                    and License Agreement by and
                                    between the Registrant and NEC
                                    Corporation dated as of March 31,
                                    1995

10.35* +                            Marcam Affiliate Agreement
                                    between Marcam World Trade
                                    Corporation and IBM Japan, Ltd.
                                    dated as of March 31, 1995

10.36* +                            Letter of Agreement with David M.
                                    Stoner dated September 28, 1995

10.37+                              Form of Memoranda dated
                                    December 7, 1995 regarding
                                    Compensation plans for fiscal year
                                    1996 from Registrant to each of
                                    Messrs. Margolis, Campbell,
                                    Chamberlain, Cook, and Ebling

10.38+                              Amendment Agreement dated as of
                                    December 15, 1995 by and among
                                    the Registrant, The Northwestern
                                    Mutual Life Insurance Company,
                                    John Hancock Mutual Life Insurance
                                    Company, John Hancock Mutual
                                    Life Insurance Company of America
                                    and Barnett & Co.



Exhibit No.                         Description                                SEC Document Reference
- -----------                         -----------                                ----------------------
11+                                 Statement re Computation of
                                    Earnings (Loss) Per Share

13+                                 1995 Corporate Report

21+                                 Subsidiaries of the Registrant

23.1+                               Consent of Coopers & Lybrand
                                    L.L.P.

23.2+                               Consent of KPMG Peat Marwick
                                    LLP


- ----------------------------------------
*   Confidential Treatment granted
**  Confidential Treatment requested
+   Previously Filed