Form 10-Q
period 1996-06-30
MARCAM CORP
filed 1996-08-14
CIK 848551

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark one):

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
- --
Act of 1934

                      For the quarter ended June 30, 1996

                                      or

__Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934

   For the transition period from __________ to __________.

                        Commission File Number 0-18674
                                               -------


                              MARCAM CORPORATION
                              ------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                          04-2711580
- -------------                                          ----------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.

95 Wells Avenue, Newton, Massachusetts                 02159
- --------------------------------------                 -----
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:        (617) 965-0220
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

                       YES  X    NO
                            --      --

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of July 31, 1996, was 11,429,868 shares.

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

                              MARCAM CORPORATION
                          Consolidated Balance Sheets
                                (In Thousands)
                                  (Unaudited)

                                                       June 30,   September 30,
                                                        1996          1995
AS SETS                                                 ----          ----
Current assets:
  Cash and cash equivalents                           $ 10,378        $ 27,312
  Short-term investments                                   974           2,019
  Accounts receivable, net of allowances of $2,584
    at June 30, 1996 and $3,005 at September 30,
     1995                                               55,426          60,327
  Prepaid expenses and other current assets              5,617           4,834
                                                      --------        --------
    Total current assets                                72,395          94,492
                                                      --------        --------
Property and equipment, net                             10,158          10,127
Computer software costs, net                            31,505          30,183
MAPICS intangible costs, net                             5,454           5,965
Other assets                                             5,108           6,085
                                                      --------        --------

    Total assets                                      $124,620        $146,852
                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 11,753        $ 11,077
  Accrued expenses and other current liabilities        40,101          44,542
  Deferred revenue                                      43,632          38,228
                                                      --------        --------
    Total current liabilities                           95,486          93,847
                                                      --------        --------
Long-term debt                                          25,442          25,209
Deferred income taxes                                      617           1,150
                                                      --------        --------
    Total liabilities                                  121,545         120,206
                                                      --------        --------

Commitments and contingencies (Note 2)
Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares
   authorized: Series D Convertible Preferred
   Stock, 225 shares issued and outstanding at
   June 30, 1996 and September 30, 1995
   (liquidation preference of $22,500)                     225             225
  Common stock, $.01 par value; 30,000 shares
   authorized; 11,430 and 11,271 shares issued
   and outstanding at June 30, 1996 and
   September 30, 1995                                      114             113
  Additional paid-in capital                            66,652          65,672
  Accumulated deficit                                  (60,659)        (36,469)
  Unamortized deferred compensation                       (881)         (1,100)
  Cumulative translation adjustment                     (2,376)         (1,795)
                                                      --------        --------
    Total stockholders' equity                           3,075          26,646
                                                      --------        --------

  Total liabilities and stockholders' equity          $124,620        $146,852
                                                      ========        ========


          See accompanying Notes to Consolidated Financial Statements.

                              MARCAM CORPORATION
                     Consolidated Statements of Operations
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                 Three Months Ended      Nine Months Ended
                                      June 30,                June 30,
                                  1996        1995        1996        1995
                                  ----        ----        ----        ----

Revenues:
  Licenses                      $24,085     $24,003     $65,493     $75,927
  Services                       27,099      25,667      83,121      70,750
                               --------    --------    --------    --------
    Total revenues               51,184      49,670     148,614     146,677
                               --------    --------    --------    --------

Operating expenses:
  Cost of license revenues        3,484       4,631      11,870      12,780
  Cost of services revenues      17,142      16,801      53,680      46,561
  Selling and marketing          21,337      21,424      62,110      63,737
  Product development             7,339       6,680      20,966      19,005
  General and administrative      2,361       2,079       7,782       6,094
  Restructuring charge (Note 2)   8,300           -       8,300           -
                               --------    --------    --------    --------
    Total operating expenses     59,963      51,615     164,708     148,177
                               --------    --------    --------    --------

Operating loss                   (8,779)     (1,945)    (16,094)     (1,500)

Litigation settlement (Note 3)       -         -         (3,250)          -
Interest and other income           260         180       1,195         427
Interest and other expense         (953)       (792)     (2,890)     (2,330)
                               --------    --------    --------    --------


Loss before income tax expense   (9,472)     (2,557)    (21,039)     (3,403)

Income tax expense                1,110         355       3,151          68
                               --------    --------    --------    --------

Net loss                       $(10,582)   $ (2,912)   $(24,190)   $ (3,471)
                               --------    --------    --------    --------

Net loss per share             $  (0.93)   $  (0.26)   $  (2.13)   $  (0.31)
                               --------    --------    --------    --------
Weighted average number of
 shares outstanding              11,429      11,218      11,382      11,188



          See accompanying Notes to Consolidated Financial Statements.

                               MARCAM CORPORATION
                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                             Nine Months Ended
                                                                  June 30,
                                                              1996        1995
                                                              ----        ----

Cash flows from operating activities:
 Net loss                                                 $(24,190)   $ (3,471)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                             11,643       9,237
  Provision for restructuring charge, non-cash portion       3,800           -
  Provision for bad debts                                    1,801           -
  Deferred income taxes                                       (533)        (36)
  Changes in operating assets and liabilities, net of
   effects of divestitures:
   Accounts receivable                                        (114)     (7,539)
   Prepaid expenses and other assets                         (1004)     (1,885)
   Accounts payable                                            804      (4,884)
   Accrued expenses and other current liabilities           (4,188)     11,112
   Deferred revenue                                          7,703       9,473
                                                          --------    ---------
    Net cash provided by (used for) operating activities    (4,278)     12,007
                                                          ---------   ---------

Cash flows from investing activities:
 Purchases of property and equipment                        (4,445)     (2,230)
 Additions to computer software costs                       (9,088)    (10,033)
 Purchases of short-term investments                        (6,909)          -
 Proceeds from sale of short-term investments                7,954           -
 Proceeds from sale of subsidiary, net of cash divested       (461)          -
 Other assets                                                 (130)     (1,174)
                                                          --------    --------
    Net cash used for investing activities                 (13,079)    (13,437)
                                                          ---------   ---------

Cash flows from financing activities:
 Principal payments on debt and capital lease obligations     (312)     (1,037)
 Proceeds from stock option exercise                           611           -
 Common stock issued under Employee Stock Purchase Plan        369         412
                                                          ---------   ---------
    Net cash provided by (used for) financing activities       668        (625)

Effect of exchange rate changes on cash and cash
 equivalents                                                  (245)          2
                                                          ---------   ---------

Net decrease in cash and cash equivalents                  (16,934)     (2,053)

Cash and cash equivalents at beginning of the period        27,312      10,463
                                                          ---------   ---------

Cash and cash equivalents at end of the period            $ 10,378    $  8,410
                                                          ---------   ---------


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

  The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

  Certain amounts have been reclassified to conform with current period presentation.

(2)  Restructuring Charge
     --------------------

  During the third fiscal quarter of 1996, the Company recorded a restructuring charge of $8,300,000 related to the Company's divestiture of the MXP product line, the conversion of certain direct sales operations in Asia Pacific and Latin America to affiliate distribution channels, and other staffing reductions in Europe.

  The restructuring charge includes $4,000,000 associated with the Company's decision to divest itself of the MXP product line, represented by its Foresight Software, Inc. subsidiary. The amount represents the net loss incurred in connection with the disposition of the stock of Foresight Software, Inc. in a sale, effective June 30, 1996, which closed on July 16, 1996. In exchange for the stock, the Company received a promissory note in the amount of $2,775,000. Principal payments are due monthly beginning April 1997 and will continue through June 2001. In addition, the Company may be entitled to royalties based on the attainment of certain future revenue levels. The Company will recognize proceeds from the note and any future royalties as cash payments are received, due to the uncertainty of collection.

  The charge also includes $4,300,000 for the conversion of certain direct sales operations in Asia Pacific and Latin America to affiliate distribution channels and other staffing reductions in Europe. Components of the charge comprised approximately $1,600,000 for the severance costs of 60 employees, $600,000 related to customer commitments, $300,000 related to the write-off of associated fixed assets, $1,000,000 related to the write-off of associated capitalized software translation costs, and $800,000 related to lease cancellations and other costs.

  Approximately, $4,500,000 of the total restructuring charge has or is expected to result in cash expenditures, and the Company expects that nearly all of the restructuring actions will be completed by the end of fiscal 1996.

(3)  Commitments and Contingencies
     -----------------------------

  On May 20, 1996, the Company entered into a definitive agreement to settle the shareholder class action litigation brought against the Company and certain of its former officers. An Order of Final Approval and Final Judgment and an Order of Dismissal has been issued by the Federal District Court in Massachusetts.
The litigation, which was brought in August 1994, alleged violations of federal securities law. Of the $5,750,000 settlement, the Company contributed $2,750,000 from its own funds, with the remainder provided by insurance. The Company recorded a charge of $3,250,000 in the second quarter of fiscal 1996 to cover the settlement and other expenses incurred in connection therewith.

  The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's future financial position or results of operations.

(4)  Supplementary Cash Flow Information
     -----------------------------------

  Capital lease obligations of approximately $930,000 were incurred in the nine month period ended June 30, 1996, when the Company entered into leases for new equipment.

(5)  Subsequent Event
     ----------------

  In July 1996, the Company issued and sold 100,000 shares of Series E Convertible Preferred Stock, par value $1.00 per share, for an aggregate purchase price of $9,500,000 and warrants to purchase an aggregate of 1,000,000 shares of common stock, $.01 par value per share, of the Company for an aggregate purchase price of $500,000. Each share of Series E Convertible Preferred Stock is convertible at any time at the option of the holder into 10 shares of the Company's common stock, subject to adjustment in the event of certain reorganizations or reclassifications of the Company's capital stock. The warrants are exercisable at any time during the period commencing on July 23, 1996 and ending July 23, 2003, at an exercise price of $15.36 per share of common stock.

PART I.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
- --------

  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Risk Factors" contained in the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 33-90670).

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

  For the quarter ended June 30, 1996, the Company recorded a net loss of $10,582,000. The net loss included a loss from ongoing operations of approximately $1,000,000, a loss of approximately $1,300,000 from the operations of the Company's Foresight Software, Inc. subsidiary which was divested effective June 30, 1996, and a restructuring charge of $8,300,000. The principal reason for the Company's loss of $1,000,000 from ongoing operations was the Company's continued investment in the Protean product line, which has not yet yielded commensurate revenues. While the Company's AS/400 based businesses were profitable overall, these profits were insufficient to cover investments made in the Protean business.

  During the quarter, the Company completed a review of its operating expense structure and overall operations. As a result, the Company committed to the divestiture of the MXP product line, the conversion of certain direct sales operations in Asia Pacific and Latin America to affiliate distribution channels, and other staffing reductions in Europe. The actions initiated in the third quarter resulted in a restructuring charge of $8,300,000. Due to the timing of certain related actions, the Company anticipates that approximately $3,000,000 of additional expenses will be recorded in the fourth quarter, primarily associated with headcount reductions implemented in July 1996.

  The restructuring charge includes $4,000,000 associated with the Company's decision to divest itself of the MXP product line, represented by its Foresight Software, Inc. subsidiary, continuing its focus on Protean, MAPICS XA and PRISM Host products. The amount represents the net loss incurred in connection with the disposition of the stock of Foresight Software, Inc. in a sale effective June 30, 1996. In exchange for the stock, the Company received a promissory note in the amount of $2,775,000 and may be entitled to future royalties. The Company will recognize the proceeds from the note and any future royalties as cash payments are received, due to the uncertainty of collection.

  Management also decided that the cost structure was too high given expected revenue levels and therefore reductions in staffing were needed and that certain of its global operations required restructuring. This resulted in a headcount reduction of approximately 60 employees, the conversion of certain direct sales operations in Asia Pacific and Latin America to affiliate distribution channels and the write-off of certain related fixed assets and intangibles. The charges for these actions totaled approximately $4,300,000. Of this amount, approximately $1,600,000 related to employee severance payments, approximately $600,000 related to customer commitments, approximately $300,000 related to the write-off of fixed assets, approximately $1,000,000 related to the write-off of intangibles and approximately $800,000 related to lease cancellations and other costs.

  Approximately $4,500,000 of the total third quarter restructuring charge has resulted or is expected to result in cash expenditures, and the Company expects that nearly all of the restructuring actions will be completed by the end of fiscal 1996.

  The Company also took action to raise additional capital to meet its short-term objectives. This included the addition of $10,000,000 in equity capital in the form of preferred stock and warrants which was completed in July 1996.

  In the second quarter, the Company announced a delay in the delivery of certain modules of its Protean product line, particularly the customer order management module. The Company continues to work with its customers to address the impact of this change on their business plans and operations. The Company will record the financial impact of these delivery changes as incurred. The Company does not believe that the financial impact will be material.

  In June 1996, the Company delivered Protean Release 2.0, on schedule, which contains improved functionality and significant enhancements that the Company believes will accelerate and expand market acceptance.

  In the quarter ended September 30, 1995, the Company recorded a restructuring charge of $28,756,000. As of June 30, 1996, a balance of $1,464,000 associated with this charge remains in accrued liabilities. Management believes that this remaining balance is adequate to cover future expenditures associated with the 1995 restructuring actions.

Results of Operations
- ---------------------

  Total revenues increased 3.0% to $51,184,000 from $49,670,000 and 1.3% to $148,614,000 from $146,677,000 for the three- and nine-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. License fee revenue increased 0.3% to $24,085,000 from $24,003,000 and decreased 13.7% to $65,493,000 from $75,927,000 for the three- and nine-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The increase in license fee revenue for the three-month period ended June 30, 1996 as compared to the same period in 1995 was primarily due to strong MAPICS and PRISM license revenue, which more than offset lower MXP revenue. During the three months ended June 30, 1996, MAPICS sales were strong around the world, while PRISM sales were particularly strong in North America. The decline in license fee revenue for the nine-month period ended June 30, 1996 as compared to the same period in 1995 was due to the decline in license fee revenue for the PRISM, Protean and MXP products which more than offset continued growth for the MAPICS products during this period.

  Services revenue increased 5.6% to $27,099,000 from $25,667,000 and 17.5% to $83,121,000 from $70,750,000 for the three- and nine-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The increase in services revenue for both the three- and nine-month periods ended June 30, 1996, was primarily from increased consulting and customer support revenue.

  Cost of license revenues represented 14.5% and 18.1% of license revenues for the three- and nine-month periods ended June 30, 1996, respectively, as compared to 19.3% and 16.8% for the same periods in 1995. The decrease in cost of license revenues as a percentage of license revenues for the three-month period ended June 30, 1996 as compared to the same period in 1995, was due primarily to a decrease in third party royalty costs. The increase in cost of license revenues as a percentage of license revenues for the nine-month period ended June 30, 1996 as compared to the same period in 1995, was due primarily to higher amortization of software development costs associated with newly-released products and lower license revenues.

  Cost of services revenues represented 63.3% and 64.6% of services revenues for the three- and nine-month periods ended June 30, 1996, respectively, as compared to 65.5% and 65.8% for the same periods in 1995. The improvement in cost of services revenues as a percentage of services revenues for the three- and nine-month periods ended June 30, 1996 as compared to the same periods in the prior year were due primarily to price increases and greater efficiencies.

  Selling and marketing expense decreased $87,000, or 0%, and $1,627,000, or 2.6%, for the three- and nine-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. These decreases were primarily related to declines in payroll and marketing programs.

  Gross research and product development expenditures for the three- and nine-month periods ended June 30, 1996 were $9,851,000 and $30,054,000, respectively, as compared to $10,141,000 and $29,038,000 for the same periods in 1995. Gross research and product development expenses for the three-months ended June 30, 1996 as compared to the same period in 1995 remained fairly constant. This reflects the Company's continued commitment to invest in the development of its core products replacing spending on certain development projects discontinued at the end of fiscal 1995, primarily those related to the PRISM Client/Server products. The increase for the nine-month period ended June 30, 1996 as compared to the same period in 1995 was primarily the result of increased investment in the development of its Protean products and increased spending to translate and localize software products for international sale.

  Computer software costs capitalized were $2,512,000 and $9,088,000 for the three- and nine-month periods ended June 30, 1996, respectively, representing 25.5% and 30.2% of gross research and development expenditures. Computer software costs capitalized during the three- and nine-month periods ended June 30, 1995 were $3,461,000 and $10,033,000, respectively, representing 34.1% and 34.6% of gross research and development expenditures.

  Therefore, product development expenses were $7,339,000 and $20,966,000 for the three- and nine-month periods June 30, 1996, respectively, representing 14.3% and 14.1% of total revenues. For the three- and nine-month periods ended June 30, 1995, product development expenses were $6,680,000 and $19,005,000, respectively, representing 13.4% and 13.0% of total revenues. The increases for the three- and nine-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995 were primarily related to the continuing investment in the Protean products and lower amounts of capitalization.

  General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, increased by $282,000 and $1,688,000 for the three- and nine-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The increase for the three-month period ended June 30, 1996 as compared to the same period in 1995 was due to increased legal costs and investments in internal systems. The increase in the nine-month period ended June 30, 1996 as compared to the same period in prior years was primarily the result of a $1,000,000 charge taken for additional contract claims and legal costs.

  During the quarter, the Company recorded a restructuring charge of $8,300,000. As described above, this charge is related to restructuring of the Company's operations and the divestiture of the Company's MXP product line. See "Overview".

  During the second quarter of fiscal 1996, the Company reached an agreement in principle to settle the shareholder class action litigation which was brought against the Company in August 1994. Of the $5,750,000 settlement, the Company contributed $2,750,000 from its own funds, with the remainder provided by insurance. The Company recorded a charge of $3,250,000 to cover the settlement and other expenses.

  Interest and other income increased $80,000 and $768,000 for the three-and nine-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. These increases were primarily related to interest earned on higher cash balances which resulted from the financing activities undertaken during the quarter ended September 30, 1995.

  The income tax expense for the three- and nine-month periods ended June 30, 1996 of $1,110,000 and $3,151,000, respectively, was primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions, for which U.S. tax credit utilization is currently uncertain. The income tax expense for the three- and nine-month periods ended June 30, 1995 was $355,000 and $68,000, respectively. There was no tax benefit recorded in 1995 for losses generated during that period due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources
- -------------------------------

  The Company has funded its activities primarily from cash generated from operations, from borrowings and from equity financings.

  Current assets decreased $22,097,000 at June 30, 1996 to $72,395,000 from $94,492,000 at September 30, 1995. This decrease was primarily due to lower cash and accounts receivable balances.

  Current liabilities increased $1,639,000 at June 30, 1996 to $95,486,000 from $93,847,000 at September 30, 1995. The increase was primarily due to the increase in deferred revenue, which was partially offset by a decrease in accrued expenses and other current liabilities. As a result, working capital decreased by $23,736,000 from $645,000 at September 30, 1995 to a working capital deficit of $23,091,000 at June 30, 1996.

  At June 30, 1996, the Company had outstanding $25,000,000 in aggregate principal amount of 9.82% unsecured subordinated notes due April 30, 2001. The terms of the subordinated debt contain financial covenants which, among other things, require the maintenance of certain financial ratios, limit the Company's ability to incur additional debt, and preclude the payment of dividends.
As of March 29, 1996, the Company obtained from the note holders a waiver of certain covenants that require the maintenance of certain financial ratios, which was in effect through July 15, 1996. On July 16, 1996, the Company and the note holders amended certain of the covenants, and the Company is in compliance with such amended covenants.

  In addition, the Company has a revolving credit line of $7,500,000, with borrowing availability equal to 80% of qualifying accounts receivable. Borrowings under this facility bear interest at a designated prime rate plus 3% per annum. This credit facility expires August 31, 1997. Upon completion of certain filings, the maximum availability will be increased to $12,000,000. The Company's obligations under this credit facility are secured by liens on substantially all of the Company's assets. Additionally, this credit facility contains covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to additional indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, capital stock of the Company; investments and acquisitions; the merger or consolidation of the Company with any person or entity; and the disposition of any of the Company's property or assets. At June 30, 1996, the Company had the ability to borrow $7,500,000, but had no borrowings under this credit facility.

  In July 1996, the Company issued and sold to entities affiliated with General Atlantic Partners, 100,000 shares of Series E Convertible Preferred Stock, par value $1.00 per share, for an aggregate price of $9,500,000 and warrants to purchase an aggregate of 1,000,000 shares of Common Stock, $.01 par value per share, of the Company for an aggregate purchase price of $500,000. Each share of Series E Convertible Preferred Stock is convertible at any time at the option of the holder into 10 shares of the Company's common stock, subject to adjustment in the event of certain reorganizations or reclassifications of the Company's capital stock. The warrants are exercisable at any time during the period commencing on July 23, 1996 and ending July 23, 2003, at an exercise price of $15.36 per share of common stock.

  In the quarter ended June 30, 1996, the Company recorded a restructuring charge of $8,300,000. Of this amount, $4,500,000 is expected to result in cash expenditures. Nearly all of these restructuring activities will be completed by the end of fiscal 1996. Due to the timing of some of these actions, the Company anticipates that approximately $3,000,000 of additional expenses will be recorded in the fourth quarter. Of this amount, approximately, $2,000,000 is expected to result in cash expenditures.

  In the quarter ended September 30, 1995, the Company recorded a restructuring charge of $28,756,000. As of June 30, 1996, a balance of $1,464,000 associated with this charge remains in accrued liabilities. Management believes that this remaining balance is adequate to cover future expenditures associated with the 1995 restructuring actions.

  The Company has used cash during fiscal years 1996, 1995 and 1994 to fund strategic investments, in particular substantial expenditures for new product development, and operating losses. For the first three quarters of fiscal 1996 and for fiscal years 1995 and 1994, the Company's product development expenditures were approximately $30,100,000, $41,100,000 and $36,400,000, respectively. During the remainder of fiscal year 1996 and for fiscal 1997, the Company currently intends to continue to make investments in product development. The Company's objective is to fund these investments primarily with cash from improved operations. The Company's timely ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of new products, success in enhancing and selling its current AS/400-based families of products, improvements in operating productivity, and payment terms and collection of accounts receivable.

  There can be no assurances that the Company's operations will generate sufficient cash to finance these activities. Until operations improve to meet its cash requirements, the Company will need to rely on cash available from its September 1995 and July 1996 equity financings and borrowings under its credit facility. The Company currently anticipates that its available cash and borrowing capacity will be sufficient to fund operations at least through December 1996. If, however, such sources prove insufficient, the Company will be required to make changes in operations or seek additional debt or equity financing. There can be no assurances that additional debt or equity financing will be available or available with terms acceptable to the Company.

PART II.

ITEM 1.  Legal Proceedings

  On May 20, 1996, the Company entered into a definitive agreement to settle the shareholder class action litigation brought against the Company and certain of its former officers. An Order of Final Approval and Final Judgment and an Order of Dismissal has been issued by the Federal District Court in Massachusetts.
The litigation, which was brought in August 1994, alleged violations of federal securities law. Of the $5,750,000 settlement, the Company contributed $2,750,000 from its own funds, with the remainder provided by insurance. The Company recorded a charge of $3,250,000 in the second quarter of fiscal 1996 to cover the settlement and other expenses incurred in connection therewith.

  The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these other legal matters will have a material adverse effect on the Company's future financial position or results of operations.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Amendment and Waiver Agreement dated as of July 16, 1996 by and among the Registrant, The Northwestern Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, John Hancock Life Insurance Company of America and Barnett & Co.

10.2 Amendment dated July 23, 1996 to Loan and Security Agreement by and between Greyrock Business Credit, a division of Greyrock Capital Group, and the Registrant.

11    Statement re Computation of Per Share Earnings

27    Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1996.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              MARCAM CORPORATION


August 14, 1996                               /s/ George A. Chamberlain, III
- ---------------                               ------------------------------
Date                                          George A. Chamberlain, 3d
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

EXHIBIT INDEX
- -------------


Exhibit                                                               Page
Number       Description                                              Number
- -------      -----------                                              ------

10.1 Amendment and Waiver Agreement dated as of July 16, 1996 by and among the Registrant, The Northwestern Mutual Life Insurance Company, John Hancock Mutual Life Insurance Company, John Hancock Life Insurance Company of America and Barnett & Co.

10.2         Amendment dated  July 23, 1996 to Loan and Security
             Agreement by and between Greyrock Business Credit, a division of Greyrock Capital Group, and the Registrant.

11           Statement re Computation of Per Share Earnings

27           Financial Data Schedule