Form 10-K
period 1996-09-30
MARCAM CORP
filed 1996-12-24
CIK 848551

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

(Mark one):

 X   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934.

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

___ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the transition period from ____________  to ______________.

                        Commission File number 0-18674.
                                               -------

                              MARCAM CORPORATION
                              ------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                          04-2711580
-------------                                          ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or  organization)

95 Wells Avenue
Newton, Massachusetts                                    02159
---------------------                                    -----
(Address of principal executive offices)              (Zip code)



Registrant's telephone number, including area code:  (617) 965-0220
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X       NO _____
                                ----

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the Common Stock, $.01 Par Value, of the registrant held by non-affiliates of the registrant as of December 12, 1996 (computed based on the closing price of such stock in the Nasdaq National Market) was $132,954,125.

          The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of December 12, 1996 was 11,436,914 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents, or indicated portions thereof, have been incorporated herein by reference:

     Specifically identified information in the Registrant's definitive proxy material for its Annual Meeting of Stockholders to be held on February 12, 1997 is incorporated by reference into Part III hereof.

                                    PART I

ITEM I.  BUSINESS

GENERAL

     Marcam is a worldwide provider of enterprise applications and services for process and discrete manufacturing companies using midrange and personal computers, and workstations. The Company's PRISM(R), Protean(TM), MAPICS(R), and Avantis(TM) product lines offer comprehensive business planning and control solutions to customers' production, logistics, asset management and financial requirements.

     Marcam was incorporated in Massachusetts in 1980. Unless the context otherwise requires, the terms "Company" and "Marcam" refer to Marcam Corporation and its subsidiaries. The Company's principal executive offices are located at 95 Wells Avenue, Newton, Massachusetts 02159, and its telephone number is
(617) 965-0220.

     The Company was organized in 1980 as a consulting company to help manufacturers improve manufacturing efficiency through implementation and customization of International Business Machines Corporation's ("IBM") manufacturing software. In 1983, the Company recognized a need for business planning and control software in process manufacturing companies that could not be met satisfactorily by software then being marketed. At that time, the Company embarked upon a product development program to design and create application software specifically for process companies which resulted in the PRISM family of applications. The first PRISM modules were licensed for commercial use in the first quarter of fiscal 1987.

     In February 1993, Marcam acquired exclusive marketing rights to IBM's Manufacturing, Accounting, Production, and Information Control System ("MAPICS") product line. Unlike PRISM, which addresses the requirements of process manufacturers, MAPICS targets the discrete manufacturing marketplace. The Company believes that MAPICS is the most widely used Enterprise Resource Planning (ERP) software package in the world. In April 1993, the Company announced a new MAPICS version, called MAPICS XA, that included 11 new modules, extensive enhancements, new technology, and new ease-of-use features. The Company continues to enhance the applications and add new modules. In September 1995, Marcam acquired all of the outstanding capital stock of Mapics, Inc., the company which develops and supports the MAPICS product line. As a result of the acquisition, the Company currently owns (through Mapics, Inc.) all right, title and interest in the MAPICS product line.

     The Company's management structure is organized into six business groups. Three of these are industry business groups, each of which is based around a particular market segment to better focus its resources to address specific
needs.   The three industry business groups are:  Process, MAPICS, and Avantis.
Each industry business group oversees all worldwide activities associated with its respective products, including sales and marketing, service, development, and support. In addition to these business groups, Marcam's organization includes three geographic business groups: Europe, Middle East, Africa (EMEA), Asia Pacific (AP), and Latin America (LA).

     In addition to its internal product development efforts, the Company has expanded its product offerings by entering into various relationships with software vendors offering complementary software applications.

INDUSTRY BACKGROUND
-------------------

     The Company markets its applications to process and discrete manufacturers worldwide. Industrial manufacturing companies can be characterized by the type of manufacturing conducted: process or discrete. Process companies, such as food, chemical, mining, steel, pulp and paper, consumer product goods, pharmaceutical, and building material companies, produce products by controlling chemical reactions, including mixing, separating, heating, and refining. Discrete companies, such as automotive, appliance, and aerospace companies, produce products by assembling or machining.

     Process and discrete manufacturing differ in three fundamental ways: (1) the distribution of assets, (2) product cost characteristics, and (3) production variability and predictability.

     Discrete manufacturers typically assemble parts into finished products. This type of manufacturer has a relatively large investment in inventory to ensure that the right parts are available when needed. In contrast, process manufacturers have a small portion of their assets in inventory because they need smaller on-site quantities of fewer raw materials and do not keep substantial work-in-progress inventories because production flows through the plant. Process companies require expensive, dedicated facilities to minimize cost, maximize production, and control the process.

     Process manufacturers therefore have a relatively large portion of their investment in plant and equipment. Due to this significant investment and their use of other inputs that are normally part of overhead, such as utilities, equipment maintenance, and waste disposal, overhead costs represent a relatively large portion of total costs for process companies.

     The procedures used in discrete manufacturing are relatively predictable, with each product having one defined method of production. In contrast, process manufacturers may use different manufacturing processes for any given product, depending on the price and availability of raw materials and equipment. Additionally, recycled by-products and waste may be produced at various stages of the process.

     The Company believes that the distinct management challenges faced by industrial process and discrete manufacturers necessitate distinct business planning and control systems, and builds differentiated products to address these distinct business requirements.

     Until 1992, the Company focused product development efforts exclusively on solutions for process companies and primarily offered one product line, PRISM, running on the IBM AS/400 computer. The Company then identified the opportunity to expand its business focus to providing ERP applications and services for all types of manufacturing (process and discrete) companies on many computer platforms. The Company believes that expanding its business in this way offers advantages, including: (1) additional revenue opportunities which provide additional potential resources to invest in application technology and worldwide services, (2) additional computer platforms to provide customers with a choice of environment, and (3) new industry-focused solutions that maintain the Company's strategy of creating value by offering products with application function that best fits process and discrete manufacturing business requirements.

PRODUCTS

ENTERPRISE RESOURCE PLANNING (ERP)  SOLUTIONS FOR PROCESS COMPANIES
-------------------------------------------------------------------

     Marcam offers two product lines for process companies: PRISM and Protean. PRISM is the Company's original product which was introduced in 1987. Protean is the Company's next-generation product, introduced in 1994. The most significant difference between the products is the underlying technology: PRISM remains available exclusively on the IBM AS/400 and is noted for its process application depth and its strong integration. Protean is an open systems, client/server application developed in an object-oriented environment and Marcam believes it is the first business application using this technology introduced into the enterprise applications market. Protean is available on leading UNIX, and Microsoft Windows 95 and NT platforms.

PRISM
-----

     PRISM is a comprehensive product line that offers ERP solutions for information systems including production, logistics, maintenance management and finance applications. The Company believes that while the breadth of the PRISM offering is similar to competitive product lines, there are significant differences in the depth of the offering, including PRISM's patented production model. The Company's development of the PRISM product was based upon on-site research and the Company maintains a proactive process for gathering enhancement requests from its customers. As a result, the Company believes the advanced functions of PRISM support modern business practices in the process industries.

PRISM Enhancements and New Applications
---------------------------------------

     Continued growth in the ERP market in 1997 is expected to be driven by manufacturers attempting to address the Year 2000 issue in their ERP systems. PRISM 4.3, released in 1996, provides features that support system issues relating to the Year 2000. In addition Visual WorkPlace, a new PRISM application, improves time to value by adding a Windows client to AS/400 servers running PRISM. PRISM 4.3 also offers a path for adding object technology to PRISM. Other new functionality includes significant customer order management enhancements, enterprise manager enhancements to enable easier distribution of key master files and new International Financial Management applications to address global financial business processes.

PROTEAN
-------

     Marcam believes that its Protean product line is the first fully object-oriented, mission-critical set of applications for the ERP market. Protean products are being designed to provide a complete ERP solution with enterprise-level capabilities to manage logistics, production, procurement, financial and maintenance requirements. Created in an object-oriented architecture, Protean applications are designed to meet a user's current business needs, while providing the ability to rapidly adapt enterprise applications to fit new and evolving requirements without the time-consuming and costly process of rewriting software code. Protean products work on a choice of open platforms and leverage industry standards, such as Microsoft(R) Object Linking and Embedding (OLE) and the Windows(R) environment.

     The Company began shipping modules of its Protean product family in June 1994. Since that time, the Company has continued to release additional modules. The Company is currently shipping the following available Protean applications:
Plant Planning, Quick Scheduler, Inventory Control, Inventory Management, Process Definition, Schedule Management, Schedule Activity Reporting, Entity Management, Work Order Management, Preventive Maintenance, Maintenance, Repair, and Overhaul Inventory, Maintenance Scheduling, Requisition Maintenance, Purchase Order Management, and Invoice Management.

     Marcam is working with business partners to leverage the potential of its new technology. In April 1995, Marcam announced a working relationship with NEC Corporation (NEC) designed to complement the business goals of each party. The relationship has focused additional resources on Protean product development, accelerated delivery of Protean products and expanded the use of Protean products worldwide. Specifically, Marcam and NEC entered into a Distribution Agreement under which NEC has the right to distribute Marcam's Protean products generally to customers in Japan and to Japanese companies located outside Japan. As part of this agreement, NEC has the right to use Protean to build software for its customers in non-manufacturing markets. NEC also uses Protean in its System Integration and Services business. As a result of this partnership, and to support NEC in its efforts, Marcam is increasing the size of its organization in Japan. Additionally, Marcam and NEC entered into a Technology Transfer Agreement under which NEC was granted the right to use certain Protean technology within NEC and in return, NEC committed significant financial resources for continued investment in Protean technology, as well as the joint development of additional applications. Marcam and NEC have also formed Obtech LLC, a company which offers object integration and services in North America. The company operates under the direction of a board of directors from NEC and Marcam. Marcam has provided Protean product and object technology expertise, skills and training, while NEC has committed certain financial resources in support of start-up activities. The Company believes that Obtech's object integration services, along with network and system management, project management, training and consulting services, will assist Marcam in the implementation of Protean-based projects in companies of all sizes.

     Marcam has also joined together with MCI Systemhouse, Digital Equipment Corporation and Microsoft Corporation to offer its Protean products along with the products and services of the other parties to address the specialized business requirements of process manufacturers.

     Protean applications are supported on the following platforms: Microsoft Windows 95 and Windows NT, IBM RS/6000, HP-9000, and the DEC Alpha family of servers.

ENTERPRISE RESOURCE PLANNING (ERP) SOLUTIONS FOR DISCRETE MANUFACTURING
-----------------------------------------------------------------------
COMPANIES
---------

MAPICS XA
---------

     The Company offers the MAPICS XA product line for discrete manufacturing companies. MAPICS was originally introduced by IBM in 1978. MAPICS Extended Advantage (XA) currently includes over 45 software modules, an increase from 19 modules in the three and one half years since the product line was acquired by Marcam. Already Year 2000 enabled, MAPICS XA is a comprehensive solution which includes applications that satisfy business requirements in the areas of Marketing and Logistics, Engineering, Production Planning, Plant Operations, Financial Management, Maintenance Management and Cross Application Solutions. The Company believes that the MAPICS product line has been licensed to more manufacturing companies worldwide than any other software solution in its market segment. In Advanced Manufacturing Research's (AMR) 1995 survey of ERP customer satisfaction, Marcam's MAPICS manufacturing software received the highest total score (nearly one-third higher than the next competitor) and was rated highest in phone support, release management and implementation results.

  MAPICS XA Enhancements
  ----------------------

     During fiscal 1996, enhancements were made to a number of existing MAPICS applications. Additional enhancements were made to the Customer Order Management and International Financial Management applications as a result of ongoing communication with customers, including extensive internationalization. Customer requested enhancements were also added to Purchasing, Estimating & Quote Management, Market Monitoring & Analysis, Knowledge Based Configurator, Inventory Management and Material Requirements Planning. Continuing performance improvements to the migration and installation process of MAPICS were also delivered. The remaining phases of Visual WorkPlace, the graphical user interface for AS/400-based applications, were delivered, and the entire reference library became available on CD-ROM. In addition, the Executive Information System and PowerVision were rewritten using Microsoft Visual Basic(R), eliminating the dependency on a Forest & Trees run-time license and adding support for double byte character language.

  New MAPICS XA Products
  ----------------------

  Electronic Commerce

     The first release of Electronic Commerce (EC) supporting ANSI X.12 and EDIFACT standards was delivered to customers, expanding support in the area of exchange of business documents and data among customers, suppliers, financial institutions and MAPICS users. EC manages the trading partner relationship definition, supports processing of business transactions and provides a comprehensive set of interfaces with MAPICS and external systems including Electronic Data Interchange (EDI), FAX and E-Mail. Partnerships are in place with best-of-breed providers of interfacing applications such as EDI/400 from Premnos Corporation and Telex/FAX/400 from cma*ettworth. Electronic translator "maps" for many of the largest EDI hub vendors (K Mart, Walmart, JC Penney, etc.) may also be licensed through Marcam as part of this offering.

Info WorkPlace

     Strengthening the analytical and reporting capabilities of MAPICS, Info WorkPlace (IWP), now available to customers, offers users the power to access the MAPICS database to obtain the information needed for monitoring business trends and decision making. IWP caters to the needs of both the data processing professional and the less technically experienced business user. Info WorkPlace enables report design without technical knowledge of files, keys or database structure and supports complex data manipulation including percentages, weighted averages, rankings and comparisons. Users can design, modify and generate reports that reflect their specifications with run-time prompting of selection parameters. A client/server extension of this application has been announced.

SOLUTIONS FOR ASSET MANAGEMENT
------------------------------

AVANTIS
-------

     The Company provides comprehensive asset management solutions for capital
intensive companies.   These solutions, previously only marketed as a PRISM
Maintenance Management application, are now also marketed under the brand name of Avantis for the stand alone asset management market. Avantis.XA, originally introduced in 1981, remains available exclusively on the IBM AS/400 and is noted for its application depth and its large base of satisfied customers.
Avantis.Pro is an open systems, client/server application developed with an object-oriented design, based on the Protean technology. This object-oriented design offers many advantages to customers that see technology as a key element of their corporate strategy. Avantis.Pro is available on leading UNIX platforms and runs Microsoft Windows 95 and Windows NT as its PC client operating systems.

AVANTIS.XA
----------

     Avantis.XA is a comprehensive asset management product line offering solutions for Maintenance, Maintenance, Repair and Overhaul Inventory, Procurement, Accounts Payable, Project Accounting, Approval, Imaging and Executive Information Systems. The Company believes that the high level of functionality in these applications makes them the choice for large companies that demand best-in-class solutions.

AVANTIS.PRO
-----------

     Avantis.Pro is a next-generation solution for asset management that enables customers to rapidly and easily reflect business changes within the software. All objects within the solution will seamlessly integrate to industry leading solutions for work flow, document management and imaging. This ability to take advantage of the strength of industry-leading solutions enables Avantis.Pro to fit into best-of-breed information technology strategies. The Avantis.Pro asset management solution provides functions comparable to those in the Avantis.XA solution.

LICENSE FEES

     The Company generally licenses its PRISM, Protean and Avantis products for a one-time fee. The MAPICS XA products are generally licensed by the Company for an initial license fee with recurring license fees due on an annual basis. The list prices for the Company's applications vary depending on the size of processor, number of users, and local pricing variations in international markets. Modules are licensed individually allowing the customer to select combinations which best fit their business systems needs. A typical initial license fee is $50,000 to $1,000,000 depending upon the product line and modules licensed. The Company receives an additional license fee when the customer increases the size of the processor or number of users, as well as when additional modules are licensed.

SERVICES

     The Company provides product support services for its products which consist of comprehensive technical assistance. Product support is provided pursuant to agreements which customers enter into and renew annually. The Company bills product support fees annually in advance and recognizes revenue ratably throughout the year.

     The Company also offers its customers implementation consulting, education and applications integration services. These services are generally not included in the Company's software license fees and are provided on a project consulting basis. Similar services are provided by Marcam's worldwide affiliate network for their customers.

     The Company's implementation consulting personnel provide on-site consulting to assist customers in the installation and use of Marcam products. Marcam has also developed methods for implementing its applications, including supplemental materials, plans, and programs, which guide the customer and increase the efficiency of installation. Educational materials and instruction are provided both in a classroom environment and at customer sites. The Company's systems and applications integration personnel provide customized services. These services generally involve the connection of modules with other applications used by the customer or the creation of new applications which complement Marcam's products.

MARKETING AND SALES

     Marcam's primary marketing objective is to be the leading provider of enterprise applications software and services for process and discrete manufacturing companies worldwide. The Company's strategy is to deliver solutions that add substantial value to companies in specific market segments: process and discrete manufacturing companies. Marcam's target customers range from multi-site, multinational manufacturers to small and medium-size companies with one or two sites. The Company believes that by creating applications that best fit the business requirements of specific markets and by offering technology choices and comprehensive services, the Company will deliver solutions that create significant value for customers. The Company believes that its products and services help customers create value by enabling them to maximize flexibility to take advantage of change, maximize revenue and market share, and minimize cost and waste.

     Below is a representative customer list for each of the Company's industry business groups:

                                    PROCESS
                                    -------


    Armstrong World Industries, S.A.                B.F. Goodrich Specialty Chemicals
Bausch & Lomb/Pharmaceutical Division                     Ciba-Geigy Corp.
          Coca-Cola USA                                   Engelhard Corp.
        J. R. Simplot Co.                    New Zealand Dairy Foods Ltd. and Subsidiaries
        Novo Nordisk A/S                               Rhone-Poulenc, Inc
        Rohm and Haas Co.                        South African Breweries Limited
    Sun Chemical Group B. V.                             Tambrands, Inc.
        The Gillette Co.                                Warner-Lambert Co.
Wyeth-Ayerst International, Inc.

                                     MAPICS
                                     ------

         Allied Signal Inc.                           B. F. Goodrich Co.
             Bayer Group                             General Electric Co.
                 IBM                     Mitsubishi Caterpillar Forklift America
        Philips Lighting Co.                         Pitney Bowes Inc.
Sanyo Audio Manufacturing Corp. (USA)                 Teledyne Inc.
Toshiba American Consumer Products Inc.             Toyota Industrial
    Volvo Construction Equipment                  Equipment Manufacturing
     Corporation subsidiaries                   Westinghouse Electric Corp.
        York International



                                    AVANTIS
                                    -------

        Arco Chemical Co.                    Avenor Inc.
          BHP Copper Co.                     Borden Inc.
         The Gillette Co.           The Goodyear Tire & Rubber Co.
       Harley-Davidson Inc.            Heineken Nederland B. V.
          IMC-Agrico Co.                Iron Ore Co. of Canada
         Molson Breweries                 Repap Enterprises
        Rockwool-Isolation                Rohm and Haas Co.
 South African Breweries Limited.          Tambrands, Inc.
 Wyeth-Ayerst International, Inc.


     Marcam's marketing and sales organization allows the Company to offer a coordinated, standardized, worldwide approach to multi-site, multinational companies, while providing for local support of individual sites.
The Company markets through its 21 direct sales and support offices and more than 150 affiliates throughout North America, Europe, Africa, the Middle East, the Asia Pacific region, and Latin America, and is represented in more than 45 countries. Most offices provide sales, consulting, and implementation assistance.

     The headquarters for the Process business group is at the Company's offices in Newton, Massachusetts. Headquarters for the MAPICS business group is located at the Company's offices in Atlanta, Georgia. Headquarters for the Avantis business group is located at the Company's office in Burlington, Ontario, Canada.

     For North American sales and marketing, the Company maintains nine direct sales and support offices in the following metropolitan areas: Atlanta, Georgia; Bala Cynwyd, Pennsylvania; Burlington, Ontario; Cleveland, Ohio; Dallas, Texas; Irvine, California; Lisle, Illinois; Newton, Massachusetts; and Saddlebrook, New Jersey.

     The Company's headquarters for its Europe, Middle East, and Africa ("EMEA") operations is located in Paris, France. Marcam has subsidiaries in the United Kingdom, France, Germany, Belgium, and The Netherlands. The Company also has representatives in Austria, Belgium, Denmark, Egypt, Finland, France, Germany, Greece, Hungary, Ireland, Israel, Italy, The Netherlands, Poland, Portugal, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, and the United Kingdom.

     Asia Pacific operations are currently headquartered at the Company's offices in Singapore, with announced plans to further regionalize operations into two centers located in Tokyo, Japan and Sydney, Australia. Marcam has subsidiaries in Singapore, Hong Kong, Japan and Australia. The operations include independent representative offices in Australia, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Pakistan, the Philippines, People's Republic of China, Singapore, Taiwan, and Thailand.

     Latin American operations are headquartered at the Company's offices in Atlanta, Georgia. The operations include subsidiaries in Argentina and Brazil as well as independent representative offices in Argentina, Brazil, Chile, Colombia, Guatemala, Mexico, Paraguay, Peru, and Venezuela.

     None of the Company's customers accounted for more than 10% of total revenues in fiscal 1996, 1995, and 1994. The Company generally ships its products upon the execution of license agreements. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales.

IBM Relationship
----------------

     The Company has a number of marketing and product development relationships with IBM. IBM has also purchased licenses for the Company's products for internal use, as well as for marketing purposes. Marcam has purchased certain services, equipment and software licenses from IBM.

     Under various agreements with the Company and its representatives, IBM markets Marcam's products in cooperation with Marcam and its subsidiaries or representatives in several countries. In each case, Marcam or its representative pays IBM a fee for marketing the Company's products when a sale is made with IBM's assistance. The fee is calculated as a percentage of the license fees received by Marcam and varies based on the agreement's specific territories. The Company paid IBM aggregate fees of $0 in fiscal year 1996. The Company's independent representatives paid IBM additional fees.

     The Company also has an agreement with IBM in the United Kingdom under which Marcam assists IBM in the marketing of IBM products, primarily the AS/400 series of computers and associated products. During fiscal 1996, the Company received $87,000 in such fees.

     IBM also markets and distributes some Marcam products on the Company's behalf in certain geographies, including Europe, Latin America and Asia Pacific. In fiscal year 1996, IBM paid the Company an aggregate of approximately $1,208,000 relating to sales of the Company's products.

     The Company also licenses products and provides services to IBM in the ordinary course of business. During fiscal 1996, the Company recognized an aggregate of approximately $409,000 from licensing products and providing services to IBM. IBM also sells products and provides services, including distribution and translation services, to the Company in the ordinary course of business.

     On September 29, 1995, the Company acquired all of the outstanding stock of Mapics, Inc. ("Mapics"). In the acquisition, the Company ( 1) acquired from IBM all the outstanding Class B Preferred Shares and Common Shares of Mapics for $1.00; (2) acquired 4 Class A Preferred Shares and 4 Class C Preferred Shares of Mapics from Richard C. Cook, the Vice President and General Manager of the Company's MAPICS Business Group and the President of Mapics, in exchange for the surrender by the Company to Mr. Cook of a promissory note made by Mr. Cook with a principal amount of $58,823 and (3) acquired the remaining outstanding Class A Preferred Shares and Class C Preferred Shares of Mapics from Edison Venture Fund, L.P. for $1,508,122. As a result of the acquisition, the Company currently owns (through Mapics) all right, title and interest in the MAPICS product line.

     In July 1993, a subsidiary of the Company and IBM United Kingdom Holdings Limited ("IBM UK") entered into a joint venture agreement to market the Company's PRISM and MAPICS product lines in the United Kingdom. Under the terms of the agreement, IBM UK and the Company's subsidiary received specified percentages of license fees for licenses sold by the joint venture. The parties mutually agreed to terminate the joint venture in August 1996 at the end of the contract because the original objectives had been achieved. The Company paid $78,000 to IBM UK for the buy out of its interest.

PRODUCT DEVELOPMENT

     During 1996, the Company continued its significant investments in object technology. The Company continued to deliver subsequent versions of its Protean and Avantis.Pro products for production, inventory, and maintenance applications. A number of Protean and Avantis.Pro customers began to use the respective products in production. It also delivered its first Japanese, French, and German versions of Protean and Avantis.Pro. The Company believes that it is the first provider to deliver mission-critical, object-oriented applications for the ERP market. Object technology enables the Company to deliver applications that are flexible, open, and easy to use and, therefore, the Company believes its use of object technology will enable it to offer customized applications made from standard reusable objects. The benefits of this approach to customers include a high level of fit and function with support costs comparable with those of standard applications.

     When appropriate, the Company may also enter into development agreements with current and prospective customers and others as part of its product development effort. Often, periodic enhancements to products for subscribers to Marcam's customer support program are provided. Further, custom programming services are made available for a fee to customers. During fiscal years 1996, 1995, and 1994, gross research and product development expenditures were $39,913,000, $41,140,000, and $36,405,000, respectively.

PROPRIETARY RIGHTS AND LICENSES

     The Company usually provides its PRISM, Protean and Avantis products to end users under non-exclusive, non-transferable licenses which typically have perpetual terms. The MAPICS XA product is available under a non-perpetual license which is renewable pursuant to the payment of annual license fees. Under the Company's current form of license agreement for the PRISM, Protean and Avantis products, the licensed software may be installed on customers' computers and used solely for internal operations by an agreed-upon number of named users. The MAPICS XA products are licensed for use on designated computers at specified sites. The Company protects many of the PRISM, Protean, and Avantis software modules as trade secrets and unpublished copyrighted works. Although the Company takes steps to protect its trade secrets, there can be no assurance that misappropriation will not occur. Because of the size and complexity of its products, the Company typically makes the source code for many of its PRISM, MAPICS XA and Avantis modules available to its customers. There can be no assurance, however, that copyright and trade secret protection will be available in certain countries for the source code or object code versions of the Company's products. MAPICS XA is protected as a copyrighted work; it is not protected as a trade secret.

     The Company currently relies on a combination of patent, trade secret, copyright and trademark laws and license agreements to protect its proprietary rights in its products. Marcam has obtained a patent on a method for modeling production processes, which is embodied in the PRISM and Protean process products. The Company has also obtained a patent on a method for managing how computer programs communicate with each other across dispersed systems and different release levels of software throughout an enterprise, which is also embodied in the PRISM database. The Company believes that, because of the rapid pace of technological change in the computer software industry, patent, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services.

COMPETITION

     The principal competitive factors in the market for enterprise resource planning software and services include product functionality, technology, quality, performance, reliability, ease of use, size of installed base, service, and vendor reputation and financial stability. The Company believes that its products currently compete favorably on the foregoing bases, although in certain instances, it may be at a competitive disadvantage against companies with greater financial, marketing, service and support, and technological resources.

     The Company typically competes against the larger multinational vendors which offer applications that address the ERP marketplace, including AS/400 solution vendors and vendors which provide open software solutions. The Company also experiences competition from software developed by the management information systems departments of its largest potential customers. Marcam believes its competitive strengths include its process and discrete industry expertise, its proven functional leadership and customer implementation results, and its long-term vision and early leadership position with object technology.

     Information concerning the results of foreign and domestic operations is located in Note 10 in the Notes to Consolidated Financial Statements.

EMPLOYEES

     As of September 30, 1996, the Company employed a total of 963 employees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company's principal administrative, marketing and product development and support facilities are located in Newton, Massachusetts, where the Company leases a total of 121,000 square feet under an agreement that expires in 1999. The Company also leases office space for its other North American, Latin American, European and Asian sales, development, and service offices.

     The Company believes that its facilities are adequate for its current needs. See Note 8 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as at December 20, 1996, who are elected on an annual basis and serve at the discretion of the Board of Directors, are as follows:

          Name                    Age            Position and Offices                   Served
          ----                    ---            --------------------                   ------
Michael J. Quinlan                55             President, Chief Executive          January 1996 -
                                                 Officer and Director                Present

George A. Chamberlain, 3d         61             Chief Financial Officer             September 1994 -
                                                                                     Present

Richard C. Cook                   49             Senior Vice President and           October 1994 -
                                                 General Manager, MAPICS             Present
                                                 Business Group

Robert A. Cramer                  38             Vice President and General          September 1996 -
                                                 Manager, Process                    Present
                                                 Business Group

     Mr. Quinlan has served as the Company's President and Chief Executive Officer since January 1996 and a Director since February 1996. Prior to joining Marcam, Mr. Quinlan was Senior Vice President of Marketing for Telular Corporation, a developer of fixed wireless phone systems, from June 1994 to October 1995. From July 1992 to June 1994, he was Director of Technology at the Wharton School, and Chief Executive Officer of Access Technology Group, a multimedia production company specializing in executive presentations and sales tools, from July 1993 and June 1994. Prior to 1992, Mr. Quinlan held a number of senior management positions including Director of Strategic Planning, President of the National Accounts Division and Chief Financial Officer of IBM's Asia Pacific Group.

     Mr. Chamberlain has served the Company as its Chief Financial Officer since September 1994. Prior to joining the Company, Mr. Chamberlain was an Executive Vice President with Capital Technologies, Inc., a consulting and venture capital company, during 1993 and 1994. Mr. Chamberlain retired from Digital Equipment Corporation in 1992, where he had most recently been Vice President of Finance.

     Mr. Cook has served as the Company's Vice President and General Manager, MAPICS Business Group since October 1994. In July 1996 he became Senior Vice President and General Manager, MAPICS Business Group. Mr. Cook has been the President, Chief Executive Officer and Chairman of the Board of Mapics, Inc. since March 1993. Prior to joining Mapics, Mr. Cook was employed by IBM as Director of its Atlanta Software Development Lab from April 1990 to February 1993 and as Director of its Corporate CIM (Computer Integrated Manufacturing) Product Office from March 1988 to April 1990.

     Mr. Cramer joined the Company in March 1996 as its Vice President and General Manager of the Protean Business Group. In September 1996 he became Vice President and General Manager of the Process Business Group. Prior to joining the Company, Mr. Cramer was President and Chief Executive Officer of Software Emancipation Technology, Inc., a developer of CASE software, from May 1994 to August 1995. From June 1990 to May 1994, Mr. Cramer was Vice President, Worldwide Marketing, of Centerline Software, Inc. (formerly Saber Software), a developer of software development and testing tools.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information concerning the market for the Company's common stock, the market prices of and dividends on the common stock during the past two fiscal years, and the number of beneficial stockholders as of December 12, 1996 is as follows:

                         First     Second      Third    Fourth
                        Quarter    Quarter    Quarter   Quarter    Year
                        -------    -------    -------   -------    ----
1996
----
  High                  $20-3/4         $17   $14-1/2   $13-3/4  $20-3/4
  Low                    12-5/8      11-1/4     9-1/2    10-3/4    9-1/2

1995
----
  High                   11-1/2      13-7/8    16-5/8    16-3/4   16-3/4
  Low                     8-1/2           8        12     7-3/4    7-3/4

     The Company's common stock is traded on the Nasdaq National Market under the symbol "MCAM." The Company believes that, as of December 12, 1996, there were over 5,100 beneficial holders of the Company's common stock. The Company is precluded from paying dividends under the covenants of the Company's revolving credit facility and subordinated notes. The Company did not declare or pay any cash dividends to stockholders in 1996 and 1995, and does not anticipate any payment of cash dividends in the foreseeable future. See Note 6 to the Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                     (In Thousands, Except Per Share Data)

Year Ended September 30,                        1996              1995          1994        1993         1992
-------------------------------------------------------------------------------------------------------------
Total revenues                              $201,424          $202,332      $172,876    $124,277      $98,322
Income (loss) before income taxes            (21,740)(A)       (31,723)(B)    (1,756)    (14,504)(C)   11,032
Net income (loss)                            (26,326)(A)       (34,357)(B)    (1,018)    (12,684)(C)    6,678
Net income (loss) per share                    (2.31)(A)         (3.05)(B)     (0.09)      (1.25)(C)     0.72
Weighted average number of
    shares outstanding                        11,384            11,268        11,027      10,173        9,337


September 30,                                   1996              1995          1994        1993         1992
-------------------------------------------------------------------------------------------------------------
Total assets                                $132,202          $146,852      $128,948    $ 97,396      $64,205
Total long-term obligations                   26,525            26,359        35,483      22,026        3,956
Total stockholders' equity                    11,674            26,646        38,126      36,961       33,789

(A) Fiscal 1996 results include restructuring charges of $10,600, or $.93 per share, and a litigation settlement of $3,250, or $.29 per share.

(B) Fiscal 1995 results include a restructuring charge of $28,756, or $2.55 per share.

(C) Fiscal 1993 results include a charge of $5,568, or $.55 per share, for in-process research and development related to the acquisition of the MAPICS product line.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues represented by items reflected in the Company's consolidated statements of operations.


                                             1996        1995         1994
                                             ----        ----         ----
Revenues:
  Licenses                                    46.2%       52.0%        53.8%
  Services                                    53.8        48.0         46.2
                                             ------      ------       ------

    Total revenues                           100.0%      100.0%       100.0%
                                             ------      ------       ------

Operating expenses:
  Cost of license revenues                     8.3%        9.2%         7.9%
  Cost of services revenues                   34.5        31.1         29.3
  Selling and marketing                       41.1        43.1         47.0
  Product development                         13.7        12.8         11.4
  General and administrative                   4.9         4.1          4.6
  Restructuring charges                        5.3        14.2            -
                                             ------      ------       ------

    Total operating expenses                 107.8%      114.5%       100.2%
                                             ------      ------       ------

Operating loss                                (7.8%)     (14.5%)       (0.2%)
Litigation settlement                         (1.6)          -            -
Interest and other income (expense), net      (1.3)       (1.2)        (0.8)
                                             --------    -------      --------
Loss before income tax expense (benefit)     (10.7%)     (15.7%)       (1.0%)
Income tax expense (benefit)                   2.3         1.3         (0.4)
                                             --------    -------      --------
Net loss                                     (13.0%)     (17.0%)       (0.6%)
                                             --------    -------      -------

RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Performance".

OVERVIEW
--------

     Marcam is a worldwide provider of enterprise applications and services for manufacturing companies. The Company's products offer comprehensive business planning and control solutions to customers' production, logistics, asset management and financial requirements.

     The Company's revenues are derived from licensing its Protean, PRISM, Avantis, and MAPICS XA products. For the first three quarters of 1996, the Company also derived revenues from its subsidiary, Foresight Software, Inc.
(FSI) and its MXP product line, which was divested effective as of June 30, 1996. Each of these product lines support different customers' technology strategies. The Protean products, which utilize advanced object technology, tools and databases, are platform independent. PRISM and MAPICS XA products provide customer solutions implemented on the IBM AS/400. The Avantis products provide customer solutions implemented both on the IBM AS/400 and open systems, utilizing object technology.

     Marcam also derives revenue from the sale of product support and related services. Product support is offered to licensed customers generally based on agreements that are renewed annually. Related services include assisting with customer implementation of licensed software, providing custom programming and system integration services, and providing educational material and instruction in the use of licensed software.

     During 1996, Marcam took a number of strategic measures designed to better address its market opportunities, while balancing the need for short-term profitability improvement.

     The Company continued to invest aggressively in product development. The major areas of focus included increased development resources in support of Protean and expenditures on foreign language translation and localization, particularly in support of MAPICS XA. Gross research and development expenditures in 1996 totaled $39,913,000, or 19.8% of total revenue.

     During 1996, the Company delivered new Protean releases adding production, inventory management and planning functionality, as well as further enhancements to Procurement and Maintenance Management applications. As of September 30, 1996, Protean was in full production at nine customer sites. In September 1996, the Company delivered PRISM Release 4.3, with significant enhancements including functionality which addresses year 2000 enablement and provides a migration path to the Company's Protean products. Earlier in the year, the Company delivered Release 3.0 of MAPICS XA, which included significant enhancements as well as new modules for Electronic Commerce and the Information WorkPlace.

     Also during 1996, the Company increased resources in selected sales and marketing roles, including senior marketing and sales management executives, to better position itself for long-term growth.

     The Company also completed a review of its operating expense structure and overall operations. As a result, the Company converted direct sales operations in Latin America and Asia Pacific to affiliate distribution channels and implemented staffing reductions in many areas. Additionally, the divestiture of FSI was completed as of June 30, 1996.

     The Company recorded restructuring charges during 1996 totaling $10,600,000 related to the actions described above. Of this amount, approximately $5,500,000 related to the divestiture of FSI, $1,990,000 related to employee severance payments, $1,040,000 related to the write-off of intangible assets and $2,070,000 addressed lease cancellations, fixed asset write-offs and other miscellaneous costs related to the restructuring actions. In total, approximately $6,870,000 in cash expenditures will result from these actions.

     The Company also recorded a charge during fiscal 1996 of $3,250,000 for the settlement of the shareholders' class action litigation that was filed in 1994.

     Marcam also took action to raise additional capital to meet its short-term objectives. This consisted of the addition of $10,000,000 of equity capital in the form of preferred stock and warrants which was completed in July 1996. The Company had $21,817,000 in cash and cash equivalents as of September 30, 1996.

1996 COMPARED TO 1995
---------------------

Revenues
--------

  Total revenues decreased 0.4% to $201,424,000 in 1996 from $202,332,000 in 1995. Total revenues excluding revenues from the MXP product line, which was divested as of June 30, 1996, increased 2.8% to $190,280,000 in 1996 from $185,030,000 in 1995. The increase in total revenues (excluding revenues from the MXP product line) was due to the increase in services revenues, which was partially offset by the decrease in license fee revenues.

  License fee revenues decreased 11.5% to $93,137,000 in 1996 from $105,232,000 in 1995. License fee revenues excluding revenues from the MXP product line decreased 7.5% to $86,664,000 in 1996 from $93,685,000 in 1995. The decrease in license fee revenues resulted from the decline in license fee revenues for PRISM and Protean products, which more than offset the continued revenue growth for MAPICS products.

  Services revenues increased 11.5% to $108,287,000 in 1996 from $97,100,000 in 1995. Services revenues excluding revenues from the MXP related services increased 13.4% to $103,616,000 in 1996 from $91,345,000 in 1995. The services revenues increase, which occurred in all geographies, was primarily due to growth in the Company's consulting and support businesses. This was primarily the result of the growth in the installed customer base.

Cost of License Revenues
------------------------

  Cost of license revenues represented 17.9% and 17.7% of license revenues in 1996 and 1995, respectively. The cost of license revenues as a percentage of license revenues increased slightly in 1996 primarily due to increased amortization of capitalized software for the MAPICS and Protean products, and increased amortization of software translation costs for translating products into foreign languages.

Cost of Services Revenues
-------------------------

  Cost of services revenues represented 64.2% and 64.8% of services revenues in 1996 and 1995, respectively. The decrease in cost of services revenues as a percentage of services revenues in 1996 was primarily the result of higher margins realized in the Company's implementation consulting and customization businesses. This was due to the decreased use of external resources as compared to the prior year. External resources, although flexible, are generally more costly than internal resources.

Selling and Marketing
---------------------

  Selling and marketing expenses decreased $4,284,000, or 4.9%, in 1996 from 1995. The decrease in total selling and marketing expenses was due to decreased spending on marketing programs as well as reduced headcount and the decline in license revenues which led to lower commission expense. As a percentage of revenues, selling and marketing expenses decreased to 41.1% in 1996 from 43.1% in 1995. The decrease as a percentage of revenues was primarily due to decreased spending on marketing programs and reduced headcount.

Product Development
-------------------

  Product development expenses were $27,680,000 and $25,930,000, representing 13.7% and 12.8% of total revenues in 1996 and 1995, respectively. The increase of $1,750,000 in 1996 was primarily the result of lower amounts qualifying for capitalization as software development costs under the Company's policies.

  Gross research and product development expenditures in 1996 and 1995 were $39,913,000 and $41,140,000, respectively. The $1,227,000 decrease was primarily due to the Company's decision in the fourth quarter of 1995 to cease development of the PRISM Client/Server products and to the FSI divestiture. This decrease was partially offset by the increased investment in the Company's object technology. The amounts of software development costs capitalized were $12,233,000 and $15,210,000 for 1996 and 1995, respectively, representing 30.6%
and 37.0% of gross research and development expenditures.

General and Administrative
--------------------------

  General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, increased by $1,605,000 in 1996 from 1995. The increase was due primarily to a $1,000,000 charge taken in the second quarter of 1996 for service contract claims and legal costs, as well as investments in internal information systems.

Restructuring Charges
---------------------

  During the third and fourth quarters of fiscal 1996, the Company recorded restructuring charges of $8,300,000 and $2,300,000, respectively. The $10,600,000 of charges related to a restructuring of the Company's global operations and the divestiture of FSI. At September 30, 1996, $3,982,000 related to these charges remained in accrued liabilities. Management believes that the remaining balance will be adequate to cover future expenditures associated with the 1996 restructuring actions and expects that the restructuring actions will be complete by the end of fiscal 1997. See "Overview".

Litigation Settlement
---------------------

  During the second quarter of 1996, the Company reached an agreement to settle the shareholder class action litigation which was brought against the Company in August 1994. Of the $5,750,000 settlement, the Company contributed $2,750,000 from its own funds, with the remainder provided by insurance. The Company recorded a charge of $3,250,000 to cover the settlement and other related expenses.

Interest and Other Income
-------------------------

  Interest and other income increased $732,000 in 1996 from 1995. The increase was due to higher average cash balances resulting from the financing activities undertaken during the quarters ended September 30, 1995 and September 30, 1996, and higher interest rates on invested balances.

Interest and Other Expense
--------------------------

  Interest and other expense increased $1,075,000 in 1996 from 1995. The increase in 1996 was primarily due to interest expense from capital leases and other financings, as well as franchise taxes.

Provision for Income Taxes
--------------------------

  The income tax expenses for 1996 of $4,586,000 and 1995 of $2,634,000 were primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions for which tax credit utilization is currently uncertain. There was no tax benefit recorded in 1996 or 1995 for losses generated during the periods due to the uncertainty of realizing such benefits.

1995 COMPARED TO 1994
---------------------

Revenues
--------

  Total revenues increased 17.0% to $202,332,000 in 1995 from $172,876,000 in
1994. License fee revenue increased 13.2% to $105,232,000 in 1995 from $92,974,000 in 1994. The increase in license fees resulted from license revenue growth for all product lines, with the most rapid rate of growth in the MAPICS XA and MXP products. License revenue also grew most rapidly overseas, especially in Asia Pacific and Latin America.

  Services revenue increased 21.5% to $97,100,000 in 1995 from $79,902,000 in 1994. The services revenues increase, which occurred in all geographies, was due to growth in the Company's consulting and support businesses. This was primarily the result of the growth in the installed customer base.

Cost of License Revenues
------------------------

  Cost of license revenues represented 17.7% and 14.7% of license revenues in 1995 and 1994, respectively. The cost of license revenues increased in 1995 primarily due to increased amortization of capitalized software resulting from newly-released object-technology products, and increased levels of translations of all products into foreign languages.

Cost of Services Revenues
-------------------------

  Cost of services revenues represented 64.8% and 63.3% of services in 1995 and 1994, respectively. The increase in cost of services revenues as a percentage of services revenues in 1995 was primarily the result of lower margins realized in the Company's implementation consulting business. This was due to the increased use of external resources utilized to meet high demand. External resources, although flexible, are generally more costly than internal resources.

Selling and Marketing
---------------------

  Selling and marketing expenses increased $5,611,000, or 6.9%, in 1995 from 1994. The modest rate of increase was primarily due to expense controls. These controls were offset in part by an increase in the percentage of license sales generated by the Company's indirect selling channel, primarily for the MAPICS XA product line, which has higher selling and marketing costs than the Company's direct sales channel.

Product Development
-------------------

  Product development expenses were $25,930,000 and $19,655,000, representing 12.8% and 11.4% of total revenues in 1995 and 1994, respectively. The increase of $6,275,000 in 1995 was primarily the result of increased investments in the Company's object technology offset in part by a reduced level of computer software costs capitalized.

  Gross research and product development expenditures in 1995 and 1994 were $41,140,000 and $36,405,000, respectively. The amounts of computer software costs capitalized were $15,210,000 and $16,750,000 for 1995 and 1994, respectively, representing 37.0% and 46.0% of gross research and development expenditures.

General and Administrative
--------------------------

  General and administrative expenses increased by $512,000 in 1995 from 1994. The increase was due primarily to increased legal expenses incurred by the Company.

Restructuring Charge
--------------------

  In the fourth quarter of fiscal 1995, the Company recorded a restructuring charge of $28,756,000 related to the cessation of development of the PRISM Client/Server product line, intangible asset write-offs, staffing reductions, the consolidation of certain facilities and reorganization of the MXP product organization. This charge reflected costs of approximately $9,100,000 associated with the decision to discontinue PRISM Client/Server development, including the costs of customer commitments and the write-off of previously capitalized software. The charge also reflected costs of $16,300,000 associated with the write-off of capitalized software and other intangible assets, the future values of which were impaired by restructuring actions or were not supported due to changes in business outlook. The charge included $2,300,000 related to the closure or consolidation of certain European facilities, including related write-offs of property and equipment, and $1,100,000 related to the headcount reduction of forty employees.

Interest and Other Income
-------------------------

  Interest and other income increased $268,000 in 1995 from 1994. The increase was due to higher average cash balances resulting from the capital raised during the fourth quarter, and higher interest rates on invested balances.

Interest and Other Expense
--------------------------

  Interest and other expense increased $1,259,000 in 1995 from 1994. The increase in 1995 was due primarily to a full year of interest expense and amortization of warrants associated with the $25,000,000 Subordinated Notes which were issued in May 1994.

Provision for Income Taxes
--------------------------

  The income tax expense for fiscal 1995 of $2,634,000 was primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions for which tax credit utilization is currently uncertain. The income tax benefit of $738,000 in fiscal 1994 was primarily due to the carry-back of operating losses and research and experimentation credits.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  The Company has funded its activities primarily from cash generated from operations, from borrowings and from equity financings.

  Current assets decreased by $15,941,000 during 1996 to $78,551,000 from $94,492,000. This decrease was primarily due to lower cash and accounts receivable balances. Total cash and short-term investments of $21,817,000 at September 30, 1996 decreased by $7,514,000 from $29,331,000 at September 30, 1995. The decrease in cash is attributable to cash used for restructuring related payments and investments during the year, principally for computer software costs and capital equipment, offset in part by the Company's $10,000,000 preferred stock and warrant financing which occurred during the fourth quarter of 1996. Accounts receivable at September 30, 1996 of $50,602,000 decreased by $9,725,000 from $60,327,000 at September 30, 1995.
Days sales outstanding decreased from ninety-nine days for the quarter ended September 30, 1995 to eighty-six days for the quarter ended September 30, 1996. The decrease in accounts receivable and days sales outstanding was due primarily to better collections experience.

  Current liabilities increased by $156,000 during fiscal 1996 to $94,003,000. This increase was due primarily to increases in deferred revenue of $1,007,000, partially offset by net decreases in accounts payable, accrued expenses and other current liabilities of $851,000. The increase in deferred revenue was primarily due to the growth in demand for Marcam's support services. The net decrease in accounts payable, accrued expenses and other current liabilities was principally attributable to decreases in the restructuring reserves. As of September 30, 1996, the Company had no material commitments for capital expenditures. As a result of the changes in current assets and current liabilities, working capital decreased by $16,097,000 from $645,000 at September 30, 1995 to a working capital deficit of $15,452,000 at September 30, 1996.

  At September 30, 1996, the Company had outstanding debt of $25,000,000 in 9.82% unsecured subordinated notes due April 30, 2001. The terms of the subordinated debt contain financial covenants which, among things, require the maintenance of certain financial ratios, limit the Company's ability to incur additional debt, and preclude the payment of dividends. The Company is in compliance with these covenants, as amended.

  In addition, the Company has a revolving credit facility of $12,000,000, with borrowing availability equal to 80% of qualifying accounts receivable. Borrowings under this facility bear interest at a designated prime rate plus 1% per annum. The maximum borrowing availability under this facility was increased from $7,500,000 to $12,000,000 in December 1996. This credit facility expires August 31, 1997. The Company's obligations under this credit facility are secured by liens on substantially all of the Company's assets. Additionally, this credit facility contains covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to the additional indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of capital stock of the Company; investments and acquisitions; the merger or consolidation of the Company with any person or entity, and the disposition of any of the Company's property or assets. As of September 30, 1996, the Company had no borrowings outstanding under this revolving credit facility.

  In July 1996, the Company issued and sold 100,000 shares of Series E Convertible Preferred Stock, par value $1.00 per share, for an aggregate price of $9,500,000, and warrants to purchase an aggregate of 1,000,000 shares of common stock of the Company for an aggregate purchase price of $500,000. Each share of Series E Convertible Preferred Stock is convertible at any time at the option of the holder into 10 shares of the Company's common stock, subject to adjustment in the event of certain reorganizations or reclassifications of the Company's capital stock. The warrants are exercisable at any time during the period commencing July 23, 1996 and ending July 23, 2003, at an exercise price of $15.36 per share of common stock.

  In fiscal 1996 the Company recorded restructuring charges totaling $10,600,000. Of this amount approximately $2,890,000 has resulted in cash expenditures. As of September 30, 1996, a balance of $3,982,000 associated with these charges remained in accrued liabilities. In fiscal 1995, the Company recorded a restructuring charge of $28,756,000. As of September 30, 1996, a balance of $595,000 associated with this charge remained in accrued liabilities. The remaining restructuring accrual balances are expected to result in cash expenditures during fiscal 1997.

  The Company has used cash during fiscal 1996 and 1995 to fund strategic investments, in particular substantial expenditures for new product development, and operating losses. During fiscal years 1996 and 1995 the Company's product development expenditures were $39,913,000 and $41,140,000, respectively. During 1997, the Company currently intends to make similar investments in product development. The Company's objective is to fund these investments primarily with cash from improved operations. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of new products, success in enhancing and selling its current AS/400-based families of products, improvements in operating productivity, and payment terms and collection of accounts receivable. There can be no assurance that the Company's operations will generate sufficient cash to finance these activities. Until operations improve to meet its cash requirements, the Company will need to rely on existing cash resources and borrowings under its credit facility. The Company currently anticipates that its available cash and borrowing capacity will be sufficient to fund operations in 1997. If, however, such sources prove insufficient in 1997, or over the longer term, the Company will be required to make changes in operations or seek additional debt or equity financing. There can be no assurances that additional debt or equity financing will be available or available with terms acceptable to the Company.

Other Matters
-------------

  In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("FAS 123"), was issued which will require the Company to elect either expense recognition under FAS 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by FAS 123 would require fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company has determined that it will elect the disclosure-only alternative. The Company will be required to disclose the pro forma net income (loss) and pro forma income (loss) per share in the notes to the financial statements using the fair-value based method beginning in fiscal 1997 with comparable disclosures for fiscal 1996. The Company has not determined the impact of these pro forma adjustments to its net income (loss) or income (loss) per share.

  To date, management believes inflation has not had a material impact on the Company's operations.

FACTORS AFFECTING FUTURE PERFORMANCE
------------------------------------

  In addition to other information contained in this Form 10-K, the following factors should be carefully considered.

Recent Operating Losses/Liquidity
---------------------------------

    The Company has incurred operating losses of $15,795,000 and $29,371,000 for the fiscal years ended September 30, 1996 and 1995, respectively. At September 30, 1996, the Company's accumulated deficit was $62,795,000. There can be no assurance that the Company will be able to operate profitably or achieve sustained profitability in the future.

    The Company has used cash during fiscal years 1996 and 1995 to fund strategic investments, in particular substantial expenditures for new product development, and operating losses. For the fiscal years ended September 30, 1996 and 1995 the Company's product development expenditures were approximately $39,913,000 and $41,140,000, respectively. During 1997, the Company currently intends to make similar investments in product development. The Company's objective is to fund these investments primarily with cash from improved operations. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of new products, success in enhancing and selling its current AS/400-based families of products, improvements in operating productivity, and payment terms and collection of accounts receivable.

    The Company continues to focus its resources on the Protean, MAPICS XA, PRISM and Avantis product families. The Company's ability to successfully continue this strategy will impact its future results of operations and liquidity position. The continuation of this strategy will depend upon, among other things, its ability to maintain and enhance its major product lines, to develop and introduce new products that keep pace with technological developments, and to satisfy increasingly sophisticated customer requirements.

  There can be no assurance that the Company's operations will generate sufficient cash to finance its activities. Until operations improve to meet its cash requirements, the Company will need to rely on existing cash resources and borrowings under its credit facility. The Company currently anticipates that its available cash and borrowing capacity will be sufficient to fund operations in 1997. If, however, such sources prove insufficient in 1997, or over the longer term, the Company will be required to make changes in operations or seek additional debt or equity financing. There can be no assurances that additional debt or equity financing will be available or available with terms acceptable to the Company.

Variability of Quarterly Results
--------------------------------

  The Company's sales cycle typically ranges from three to twelve months, and the cost of acquiring Marcam's software and associated computer hardware, and of training system users, represents a significant expenditure for customers. The Company's relatively long sales cycle and variable average revenue per transaction, together with fixed short-term expenses, such as product development expenditures, can cause significant variations in operating results from quarter to quarter, if projected revenues are not realized in the expected period. There can be no assurance that the Company will be able to achieve or maintain profitability in the future or that its levels of profitability will not vary significantly among quarterly periods. Further, it is possible that in some future quarters the Company's revenues or operating results will be below the expectations of securities analysts and investors. In such event, the price of the Company's common stock could be materially adversely affected.

New Products and Technological Change
-------------------------------------

  The market for the Company's software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements, and frequent new product line introductions and enhancements. The Company's future success will depend on its ability to enhance its current product lines and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis, product enhancements or new products that respond to technological advances by others, or that its new products will achieve market acceptance.

  The Company is currently facing the challenges of a product and technology transition. In particular, many of the Company's software products (such as PRISM and MAPICS) are designed to operate on IBM proprietary hardware, including IBM's AS/400 computer systems. The Company must continue to invest in enhancements and support for these products in a cost-effective manner. The Company's newest products are designed to be platform independent and utilize advanced object technology. Products embodying this technology are just beginning to be introduced into the existing ERP marketplace. Although the Company believes that its new object technology products will enjoy increased acceptance by users in the ERP marketplace, there can be no assurance that such products will be accepted by users to a significant degree or at all. Major new product enhancements and new products can require long development and testing periods to achieve market acceptance. In addition, software programs as complex as those offered by the Company may contain errors which are undetected when the products are first introduced or as new versions are released that, despite testing by the Company, are discovered only after a product has been installed and used by customers. There can be no assurance that errors will not impair the market acceptance of these products or adversely affect the Company's operating results. The Company has from time to time experienced problems with customers not being able to install or implement certain of the Company's new product releases and with product performance, including problems related to product functionality, product response time and program errors. Currently, Marcam is not aware of any product implementation issues which have not been addressed or are not currently being addressed by Marcam. There can be no assurance that the problems encountered by customers installing and implementing new releases or with the performance of the Company's products will not arise in the future, and if such problems arise, that such problems will not have a material adverse effect on the Company's business and operating results.

Relationship with and Dependence on IBM
---------------------------------------

  A substantial majority of Marcam's software license revenues is derived from products designed to operate on IBM's proprietary AS/400 series of computers. Marcam's current business is therefore affected by IBM's success in designing and marketing these computer systems.

International Activities
------------------------

  A material portion of the Company's business comes from outside the United States. Risks inherent in the Company's international business activities include imposition of government controls, restrictions on the export of critical technology, political and economic instability (including fluctuations in foreign currency exchange rates), trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international companies, longer accounts receivable collection cycles and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright and trade secret protection may not be available in every foreign country in which the Company sells its products. The Company's business, financial condition, and results of operations could be materially adversely effected by any of these risks.

Dependence on Proprietary Technology
------------------------------------

  Marcam's success is heavily dependent upon its proprietary software. Marcam relies on a combination of patent, trade secret, copyright, and trademark laws, and non-disclosure and license agreements, to protect its products. Marcam enters into confidentiality and/or license agreements with its employees, distributors, customers and potential customers, and limits access to and distribution of its software, documentation, and other proprietary information. There can be no assurance that steps taken by Marcam in this regard will be adequate to deter misappropriation or independent third party development of its technology.

  Although the Company believes that its products and technology do not infringe any existing proprietary rights of others, there can be no assurance that third parties will not assert such claims against the Company in the future or that such future claims will not be successful. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to make, use, sell, distribute or market its products and services in the U.S. or abroad. Such a judgment could have a material adverse effect on the Company's business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that such a license could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of the Company's products and, therefore, could have a material adverse effect on the Company's business, financial condition and results of operations. The cost of responding to any such claim may be material, whether or not the assertion of such claim is valid.

Competition
-----------

  The market of application software to support manufacturers and distributors is highly competitive. Some of Marcam's current and potential competitors have significantly greater development, marketing and capital resources than Marcam. In addition, most of Marcam's existing and potential customers have a variety of software developed by their management information systems departments. Marcam's success depends, in part, on its ability to persuade existing and potential customers to replace or augment their internally developed software with Marcam's products, and there can be no assurance that Marcam will be able to accomplish this objective.

Attraction and Retention of Key Personnel
-----------------------------------------

  Marcam believes that its success will depend in large part on its ability to attract and retain highly-skilled technical, managerial, and marketing personnel. Competition for such personnel is intense. None of Marcam's employees are bound by an employment agreement. All key employees, however, are bound by a non-competition agreement which extends for one year after termination of their employment with Marcam. There can be no assurance that Marcam will be successful in attracting and retaining the personnel it requires to continue to grow and to operate profitably.

Possible Volatility of Stock Price
----------------------------------

  The stock market from time to time experiences extreme price and volume fluctuations, particularly in the high technology sector. In addition, factors such as announcements of technological innovations or new products by Marcam or its competitors, quarterly financial releases, as well as market conditions in the computer software or hardware industries, may have a significant impact on the market price of Marcam's common stock. Marcam's common stock has experienced, and may in the future exhibit, price volatility because of factors related, as well as unrelated, to Marcam's operating performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following is a list of the Consolidated Financial Statements and Supplementary Data appearing herein:

                                                                                       Page
                                                                                       ----
    Reports of Independent Accountants...................................................26

    Consolidated Balance Sheets, September 30, 1996 and 1995.............................28

    Consolidated Statements of Operations for each of the three years in the period ended September 30, 1996.............................................................29

    Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 1996..................................................30

    Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1996..................................................31

    Notes to Consolidated Financial Statements...........................................32

    Supplemental Financial Information...................................................48

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MARCAM CORPORATION:

We have audited the accompanying consolidated balance sheets of Marcam Corporation as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marcam Corporation as of September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
October 24, 1996

                         INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MARCAM CORPORATION:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Marcam Corporation and subsidiaries for the year ended September 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Marcam Corporation and subsidiaries for the year ended September 30, 1994, in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP
Boston, Massachusetts
October 20, 1994

                              MARCAM CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                 September 30,
ASSETS                                         1996       1995
                                             -------------------
Current assets:
   Cash and cash equivalents (Note 2)        $ 21,817   $ 27,312
   Short-term investments (Note 2)                  -      2,019
   Accounts receivable, net of
    allowances of $2,472 in 1996
    and $3,005 in 1995 (Note 3)                50,602     60,327
   Prepaid expenses and other current           6,132      4,834
    assets                                   --------   --------
          Total current assets                 78,551     94,492
                                             --------   --------
Property and equipment, net (Notes 2
 and 4)                                        10,954     10,127
Computer software costs, net (Note 2)          31,292     30,183
MAPICS intangible costs, net (Notes 2
 and 13)                                        5,325      5,965
Other assets                                    6,080      6,085
                                             --------   --------

          Total assets                       $132,202   $146,852
                                             ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $ 13,496   $ 11,077
   Accrued expenses and other current
    liabilities (Note 5)                       41,272     44,542
   Deferred revenue                            39,235     38,228
                                             --------   --------
          Total current liabilities            94,003     93,847
                                             --------   --------
Long-term debt (Note 6)                        25,764     25,209
Deferred income taxes (Note 7)                    761      1,150
                                             --------   --------
          Total liabilities                   120,528    120,206
                                             --------   --------

Commitments and contingencies (Note 8)
Stockholders' equity (Notes 6 and 9):
   Preferred stock, $1.00 par value;
    1,000 shares authorized
         Series D Convertible Preferred
          Stock, 225 shares issued and
          outstanding at September 30,
          1996 and 1995 (liquidation
          preference of  $22,500)                 225        225
         Series E Convertible Preferred
          Stock, 100 shares issued and
          outstanding at September 30,
          1996 (liquidation preference
          of $10,000)                             100          -
   Common stock, $.01 par value; 30,000
    shares authorized at September 30,
    1996 and 1995; 11,431 and 11,271
    shares issued and outstanding at
    September 30, 1996 and 1995                   114        113
  Additional paid-in capital                   76,602     65,672
  Accumulated deficit                         (62,795)   (36,469)
  Unamortized deferred compensation              (585)    (1,100)
  Cumulative translation adjustment            (1,987)    (1,795)
                                             --------   --------
         Total stockholders' equity            11,674     26,646
                                             --------   --------

         Total liabilities and
          stockholders' equity               $132,202   $146,852
                                             ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               MARCAM CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                               Year Ended September 30,
                                                              1996       1995       1994
                                                            ------------------------------
Revenues:
  Licenses                                                  $ 93,137   $105,232   $ 92,974
  Services                                                   108,287     97,100     79,902
                                                            --------   --------   --------
    Total revenues                                           201,424    202,332    172,876
                                                            --------   --------   --------

Operating expenses:
  Cost of license revenues                                    16,669     18,657     13,700
  Cost of services revenues                                   69,493     62,904     50,583
  Selling and marketing (Note 3)                              82,790     87,074     81,463
  Product development                                         27,680     25,930     19,655
  General and administrative                                   9,987      8,382      7,870
  Restructuring charges (Note 5)                              10,600     28,756          -
                                                            --------   --------   --------
    Total operating expenses                                 217,219    231,703    173,271
                                                            --------   --------   --------

Operating loss                                               (15,795)   (29,371)      (395)
Litigation settlement (Note 8)                                (3,250)         -          -
Interest and other income                                      1,443        711        443
Interest and other expense                                    (4,138)    (3,063)    (1,804)
                                                            --------   --------   --------

Loss before income tax expense (benefit)                     (21,740)   (31,723)    (1,756)
Income tax expense (benefit) (Note 7)                          4,586      2,634       (738)
                                                            --------   --------   --------

Net loss                                                    $(26,326)  $(34,357)  $ (1,018)
                                                            ========   ========   ========

Net loss per share                                            $(2.31)    $(3.05)    $(0.09)
                                                            ========   ========   ========

Weighted average number of
  shares outstanding                                          11,384     11,268     11,027

   The accompanying notes are an integral part of the consolidated financial statements.

                              MARCAM CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                           Series D and E
                                             Convertible                         Additional                      Unamortized
                                           Preferred Stock      Common Stock       Paid-In     Accumulated         Deferred
                                          Shares  Per Value  Shares   Par Value    Capital       Deficit         Compensation
                                          ------  ---------  ------   ---------    -------       -------         ------------
Balance at September 30, 1993                                10,894        $109     $38,726        $ (1,094)            $   (40)


Exercise of stock options, including tax
  benefit of non-qualifying dispositions                         16           -          60               -                   -

Sale of common stock under the
  Employee Stock Purchase Plan                                   99           1         971               -                   -

Issuance of warrants with
  subordinated debt (Note 9)                                      -           -       1,300               -                   -

Stock grants issued and compensation
  expense (Note 9)                                              110           1         986               -                (836)

Effect of foreign currency translation                            -           -           -               -                   -

Net loss                                                          -           -           -          (1,018)                  -
                                                           -------- ----------- ----------- --------------- -------------------

Balance at September 30, 1994                                11,119         111      42,043          (2,112)               (876)
                                                           -------- ----------- ----------- --------------- -------------------

Sale of convertible preferred
  stock (Note 9)                             225       $225       -           -      22,275               -                   -

Exercise of stock options                      -          -      11           -         108               -                   -

Sale of common stock under the
  Employee Stock Purchase Plan                 -          -     101           1         788               -                   -

Stock grants issued and compensation
  expense (Note 9)                             -          -      40           1         458               -                (224)

Effect of foreign currency translation         -          -       -           -           -               -                   -

Net loss                                       -          -       -           -           -         (34,357)                  -
                                        -------- ---------- ------- ----------- ----------- --------------- -------------------

Balance at September 30, 1995                225        225  11,271         113      65,672         (36,469)             (1,100)
                                        -------- ---------- ------- ----------- ----------- --------------- -------------------

Sale of convertible preferred
  stock (Note 9)                             100        100       -           -       9,400               -                   -

Issuance of warrants with preferred
  stock (Note 9)                               -          -       -           -         500               -                   -

Exercise of stock options                      -          -     113           1         566               -                   -

Sale of common stock under the
  Employee Stock Purchase Plan                 -          -      86           -         791               -                   -

Stock grants canceled and
  compensation expense (Note 9)                -          -     (39)          -        (327)              -                 515

Effect of foreign currency translation         -          -       -           -           -               -                   -

Net loss                                       -          -       -           -           -         (26,326)                  -
                                        -------- ---------- ------- ----------- ----------- --------------- -------------------

Balance at September 30, 1996                325       $325  11,431        $114     $76,602        $(62,795)            $  (585)
                                        ======== ========== ======= =========== =========== =============== ===================

                                               Cumulative        Total
                                               Translation   Stockholders'
                                               Adjustment        Equity
                                               ----------        ------
Balance at September 30, 1993                   $  (740)       $ 36,961

Exercise of stock options, including tax
  benefit of non-qualifying dispositions              -              60

Sale of common stock under the
  Employee Stock Purchase Plan                        -             972

Issuance of warrants with
  subordinated debt (Note 9)                          -           1,300

Stock grants issued and compensation
  expense (Note 9)                                    -             151

Effect of foreign currency translation             (300)           (300)

Net loss                                              -          (1,018)
                                              ---------- ---------------

Balance at September 30, 1994                    (1,040)         38,126
                                              ---------- ---------------

Sale of convertible preferred
  stock (Note 9)                                      -          22,500

Exercise of stock options                             -             108

Sale of common stock under the
  Employee Stock Purchase Plan                        -             789

Stock grants issued and compensation
  expense (Note 9)                                    -             235

Effect of foreign currency translation             (755)           (755)

Net loss                                              -         (34,357)
                                              ---------- ---------------

Balance at September 30, 1995                    (1,795)         26,646
                                              ---------- ---------------

Sale of convertible preferred
  stock (Note 9)                                      -           9,500

Issuance of warrants with preferred
  stock (Note 9)                                      -             500

Exercise of stock options                             -             567

Sale of common stock under the
  Employee Stock Purchase Plan                        -             791

Stock grants canceled and
  compensation expense (Note 9)                       -             188

Effect of foreign currency translation             (192)           (192)

Net loss                                              -         (26,326)
                                              ---------- ---------------

Balance at September 30, 1996                   $(1,987)       $ 11,674
                                              ========== ===============

   The accompanying notes are an integral part of the consolidated financial statements.

                               MARCAM CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                      Year Ended September 30,
                                                                      1996       1995      1994
                                                                    ----------------------------
Cash flows from operating activities:
  Net loss                                                          $(26,326)  $(34,357)  $ (1,018)
  Adjustments to reconcile net loss to net cash provided
  by operating activities:
     Depreciation and amortization                                    15,877     12,743      9,292
     Provision for restructuring charges, non-cash portion             3,730     20,680          -
     Provision for bad debts                                           3,828      1,449      4,512
     Deferred income taxes                                              (459)    (1,128)    (2,815)
     Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
       Accounts receivable                                             1,779     (9,957)   (13,046)
       Prepaid expenses and other assets                              (2,648)    (3,506)      (997)
       Accounts payable                                                2,748     (5,969)     3,572
       Accrued expenses and other current liabilities                   (148)    30,866      4,951
       Deferred revenue                                                2,220      7,435      6,977
                                                                    --------   --------   --------
         Net cash provided by operating activities                       601     18,256     11,428
                                                                    --------   --------   --------

Cash flows from investing activities:
  Purchases of property and equipment                                 (6,114)    (3,946)    (2,977)
  Additions to computer software costs                               (12,233)   (15,210)   (16,750)
  Payments for MAPICS intangible costs                                     -          -        259
  Purchases of short-term investments                                 (6,909)    (2,019)         -
  Proceeds from the sale of short-term investments                     8,928          -          -
  Payments for acquisitions, net of cash acquired                          -     (1,282)      (491)
  Proceeds from sale of subsidiary, net of cash divested                (461)         -          -
  Payments for other assets                                                -          -       (102)
                                                                    --------   --------   --------
         Net cash used for investing activities                      (16,789)   (22,457)   (20,061)
                                                                    --------   --------   --------

Cash flows from financing activities:
  Proceeds from issuance of convertible preferred stock                9,500     22,500          -
  Proceeds from issuance of warrants                                     500          -          -
  Proceeds from issuance of Subordinated Notes                             -          -     25,000
  Principal borrowings on debt                                             -      5,305      2,911
  Principal payments on debt and
     capital lease obligations                                          (379)    (7,719)   (13,753)
  Common stock issued under
     Employee Stock Purchase Plan                                        791        789        972
  Proceeds from stock option exercises                                   567        108         60
  Repayment of notes receivable from shareholders                          -         14          -
                                                                    --------   --------   --------
 Net cash provided by financing activities                            10,979     20,997     15,190
                                                                    --------   --------   --------
 Effect of exchange rate changes on
    cash and cash equivalents                                           (286)        53       (314)
                                                                    --------   --------   --------
        Net increase (decrease) in cash and cash equivalents          (5,495)    16,849      6,243
Cash and cash equivalents at beginning of year                        27,312     10,463      4,220
                                                                    --------   --------   --------

Cash and cash equivalents at end of year                            $ 21,817   $ 27,312   $ 10,463
                                                                    ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               MARCAM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  NATURE OF BUSINESS

     Marcam Corporation and subsidiaries (the "Company") is a leading worldwide provider of enterprise application software and services for manufacturing companies. The Company also provides product support, implementation consulting, education, and programming services to its customers. The Company's products offer comprehensive business planning and control solutions for customers' production, logistics, asset management and financial requirements. The Company's primary geographic markets include North America, Latin America, Europe, Asia Pacific, Africa and the Middle East.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation
         ---------------------

     The consolidated financial statements include the accounts of Marcam Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

     (b)  Use of Estimates by Management
          ------------------------------

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates included in these financial statements are the valuation of capitalized software, intangible assets, accounts receivable and deferred tax assets. Actual results may differ from estimates.

     (c)  Revenue Recognition
          -------------------

     The Company recognizes revenues from the sale of its software licenses upon the signing of license agreements, delivery of the software and determination that collection of the related receivable is probable. Under the terms of the Company's license agreements, the customer is responsible for installation and training. At the time the Company recognizes revenues from the sale of software licenses, no significant vendor obligations remain, and the costs of insignificant support obligations are accrued.

     The Company recognizes revenues from license renewals (which typically include some customer support obligation) and post-contract customer support agreements as services revenues ratably over the terms of the agreements. Revenues from consulting and custom programming services are recognized as services are performed. Related expenses are included in cost of services revenues.

     Revenues from sales through third party representatives are included in revenues, and related commissions are included in selling and marketing expenses.

     (d)  Cash and Short-Term Investments
          -------------------------------

     Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase. Investments with maturities greater than three months and less than twelve months are considered to

                              MARCAM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


be short-term investments. Cash equivalents and short-term investments consist primarily of commercial paper, municipal bonds, time deposits and money market investments.

     The Company classifies all securities that mature in less than one year as "held to maturity" securities. At September 30, 1995, held to maturity securities consisted of municipal bonds recorded at an amortized cost of $2,019,000, which approximated fair value. At September 30, 1996, the Company held no securities.

     (e)  Concentrations of Credit Risk
          -----------------------------

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company provides credit, in the normal course of business, to various types and sizes of manufacturers located throughout the world. Management does not believe significant credit risk exists at September 30, 1996.

     (f)  Property and Equipment
          ----------------------

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method based upon the following estimated useful lives:

           Furniture and fixtures       5 to 7 years
           Computer equipment           3 to 5 years
           Leasehold improvements       Shorter of lease or useful life of asset

     (g)  Computer Software Costs
          -----------------------

     The Company charges all costs of establishing technological feasibility of computer software products to product development expense as they are incurred. Thereafter, computer software costs are capitalized and reported at the lower of unamortized cost or net realizable value. Computer software costs include in-house software development costs and the costs incurred to translate software into various foreign languages. Amortization of computer software costs commences upon general release of the product to customers and is computed on a product-by-product basis using the greater of the amount determined using (a) the ratio that current period gross revenues bear to the total of current and anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product. Amortization and related write-offs are charged to cost of license revenues. Capitalized software is subject to rapid technological obsolescence and, as a result, amortization periods could ultimately shorten to reflect the change in future technology.

     Computer software costs capitalized during 1996, 1995 and 1994 amounted to approximately $12,233,000, $15,210,000 and $16,750,000, respectively.
Amortization of computer software costs during those periods was approximately $9,034,000, $8,453,000 and $5,461,000, respectively, including the write-down of certain costs in 1994 of $1,429,000. Additionally, in 1996, capitalized software and translation costs with a net book value of $2,090,000 were written off as part of the 1996 restructuring charges described in Note 5. In fiscal 1995, capitalized software and translation costs with a net book value of $18,253,000 were written-off as part of the 1995 restructuring charge described in Note 5, and computer software valued at $9,391,000 was recorded in connection with the acquisition of Mapics, Inc., as described in Note 13. Accumulated amortization at September 30, 1996 and 1995 totaled $23,581,000 and $18,540,000, respectively.

     (h)  MAPICS Intangible Costs
          -----------------------

     The MAPICS intangible costs represent intangibles that are being amortized to cost of license revenues using the straight-line method over the estimated lives of the intangibles, ranging from 5 to 15 years, as described in Note 13.

                               MARCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

MAPICS intangible costs are shown net of accumulated amortization of $2,707,000 and $2,067,000 as of September 30, 1996 and 1995, respectively.

     (i)  Goodwill
          --------

     The excess of the cost of businesses acquired over the fair market value of net assets acquired is being amortized to expense on a straight-line basis over eight years.

     (j)  Intangible Assets
          -----------------

     The Company evaluates the net realizable value of capitalized software and other intangibles on a quarterly basis using undiscounted cash flows. The Company's review of intangible assets includes an analysis of past operating results, business plans and budgets related to recoverability of the specific assets.

     (k)  Foreign Currency Translation
          ----------------------------

     The functional currency for each of the Company's foreign operations is generally its local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end rates of exchange. Revenues and expenses are translated into U.S. dollars at the average rates for the periods. The resultant translation adjustments are reflected as a separate component of stockholders' equity on the consolidated balance sheets.

     (l)  Income Taxes
          ------------

     The Company accounts for income taxes using the asset and liability method, pursuant to which deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in the period that includes the enactment date.

     The Company does not provide for U.S. income taxes on the undistributed earnings of foreign subsidiaries which the Company considers to be permanent investments.

     (m)  Net Income (Loss) Per Share
          ---------------------------

     Net income per share is computed based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would have been dilutive. Net loss per share is based upon the weighted average number of common shares outstanding during the period. Common equivalent shares result from the assumed exercise of outstanding stock options, warrants and convertible preferred stock, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method.

     (n)  New Accounting Pronouncement
          ----------------------------

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("FAS 123"), was issued which will require the Company to elect either expense recognition under FAS 123 or its disclosure-only alternative for stock-based employee compensation. The expense recognition provision encouraged by FAS 123 would require fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The Company has determined that it will elect the disclosure-only alternative. The Company will be required to disclose the pro forma net income (loss) and pro forma income (loss) per share in the notes to the financial statements using the fair-value based method beginning in fiscal 1997 with comparable disclosures for fiscal 1996. The Company has not determined the impact of these pro forma adjustments to its net income (loss) or income (loss) per share.

                               MARCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company provides reserves for customer receivable balances which are considered potentially uncollectible. The Company's allowance for doubtful accounts amounted to $2,472,000, $3,005,000 and $2,930,000 at September 30,
1996, 1995 and 1994, respectively. The provision charged to bad debt expense, which is generally included in selling and marketing expenses, was $3,828,000, $1,449,000 and $4,512,000 for fiscal 1996, 1995 and 1994, respectively, and write-offs against the allowance were $4,361,000, $1,374,000 and $2,213,000 for fiscal 1996, 1995 and 1994, respectively.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                        September 30,
                                                       1996       1995
                                                     --------   --------
                                                        (In thousands)
       Furniture and fixtures                        $  3,198   $  3,664
       Computer equipment                              23,523     18,111
       Leasehold improvements                           2,033      2,240
                                                     --------   --------
                                                       28,754     24,015
       Accumulated depreciation and amortization      (17,800)   (13,888)
                                                     --------   --------
                                                     $ 10,954   $ 10,127
                                                     ========   ========

     The carrying value of assets under capital leases included in the above was $973,000 at September 30, 1996, which was net of accumulated amortization of $415,000. There were no capital leases for property or equipment at September 30, 1995.

(5)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of:

                                                       September 30,
                                                      1996      1995
                                                  --------------------
                                                      (In thousands)
       Accrued commissions and royalties             $13,938  $14,509
       Accrued payroll and related expenses            7,376    6,208
       Accrued restructuring cost                      4,577    6,196
       Accrued taxes                                   5,894    1,969
       Other                                           9,487   15,660
                                                     -------  -------
                                                     $41,272  $44,542
                                                     =======  =======

     In the third and fourth quarters of 1996, the Company recorded restructuring charges of $8,300,000 and $2,300,000, respectively. These charges resulted from the Company's completion of a review of its operating expenses and overall operations. As a result, the Company divested its MXP product line and committed to the restructuring of global operations. Approximately $6,870,000 of the total 1996 restructuring charges has resulted in or is expected to result in cash expenditures. At September 30, 1996, $3,982,000 related to these charges remained in accrued liabilities. Management believes that this remaining balance will be adequate to cover future expenditures associated with the 1996 restructuring actions and expects that the restructuring actions will be completed by the end of fiscal 1997.

                               MARCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Included in the 1996 restructuring charges is $5,500,000 associated with the Company's decision to divest itself of the MXP product line, represented by its Foresight Software, Inc. subsidiary. This charge represents the net loss incurred in connection with the disposition of the stock of Foresight Software, Inc. in a sale effective as of June 30, 1996, as well as additional costs of divestiture. The Company received a promissory note in the amount of $2,775,000 from Foresight Software, Inc. and may be entitled to future royalties. The Company will recognize the proceeds from the note and any future royalties as cash payments are received, due to the uncertainty of collection. The results of operations for fiscal 1996 and 1995 and the net assets divested were immaterial to the Company's consolidated results of operations and financial position.

     The remaining $5,100,000 of the 1996 restructuring charges related to the conversion of certain direct sales operations in the Asia Pacific region and in Latin America to affiliate distribution channels and a headcount reduction in Europe and North America. Of this amount, $570,000 related to the cost of customer commitments, $1,990,000 related to employee severance payments for approximately ninety employees, $1,370,000 related to lease cancellations and other costs, and $1,170,000 related to the write-off of certain related fixed assets and intangible assets.

     In September 1995, the Company recorded a restructuring charge of $28,756,000 related to the cessation of development of the PRISM Client/Server product line, the write-off of intangible assets, staffing reductions, the consolidation of certain facilities and reorganization of the MXP product organization. This charge reflected costs of approximately $9,100,000 associated with the decision to discontinue PRISM Client/Server development, including the cost of customer commitments and the write-off of previously capitalized software. The charge also reflected costs of $16,300,000 associated with the write-off of capitalized software and other intangible assets, the future values of which were impaired by restructuring actions or were not supported due to changes in business outlook. The charge includes $2,300,000 related to the closure or consolidation of certain European facilities, including the related write-off of property and equipment, and $1,100,000 related to the headcount reduction of forty employees. Approximately $8,076,000 of the total charge has or is expected to result in cash expenditures. As of September 30, 1996, approximately $595,000 related to this charge remained in accrued liabilities. Management believes that this remaining balance will be adequate to cover future expenditures associated with the 1995 restructuring actions and expects that the restructuring actions will be completed by the end of fiscal 1997.

                              MARCAM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(6)  LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     Long-term debt consists of the following:

                                                                          September 30,
                                                                       1996          1995
                                                                       --------------------
                                                                           (In thousands)
     9.82% unsecured Subordinated Notes due April 30, 2001,
        interest only payments of $1,227,500 due semi-annually
        on April 30 and October 31 of each year until maturity            $25,000  $25,000

     Capital leases and other                                               1,156      209
                                                                          -------  -------

                                                                           26,156   25,209

     Less current maturities                                                  392        -
                                                                          -------  -------

     Long-term debt                                                       $25,764  $25,209
                                                                          =======  =======

     In May 1994, the Company issued to institutional investors $25,000,000 of 9.82% unsecured Subordinated Notes due April 30, 2001 and warrants to purchase 383,333 shares of the Company's common stock. See Note 9. The terms of the subordinated debt contain financial covenants which, among other things, require the maintenance of certain financial ratios, limit the Company's ability to incur additional debt and preclude the payment of dividends.

     In July 1996, the Company renewed its existing revolving credit facility of $7,500,000, with borrowing availability equal to 80% of qualifying accounts receivable. In December 1996, the borrowing availability under this credit facility was increased to $12,000,000. Borrowings under this facility bear interest at a designated prime rate plus 1% per annum. This credit facility expires on August 31, 1997. The Company's obligations under this credit facility are secured by liens on substantially all of the Company's assets. Additionally, this credit facility contains covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to additional indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, capital stock of the Company; investments and acquisitions; the merger or consolidation of the Company with any person or entity and the disposition of any of the Company's property or assets. At September 30, 1996 and 1995, the Company had no borrowings outstanding under this credit facility.

                              MARCAM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(7)  INCOME TAXES

     The components of the provision for (benefit from) income taxes are as follows:

                                Year Ended September 30,
                               1996        1995      1994
                               --------------------------
                                     (In thousands)
Federal:
 Current                       $    -   $    -   $     -
 Deferred                           -     (390)   (2,800)
                               ------   ------   -------
  Total                             -     (390)   (2,800)
                               ------   ------   -------

State:
 Current                            -        -         -
 Deferred                           -        -      (418)
                               ------   ------   -------
  Total                             -        -      (418)
                               ------   ------   -------

Foreign:
 Current                        4,975    3,344       350
 Deferred                        (389)    (320)    2,130
                               ------   ------   -------
  Total                         4,586    3,024     2,480
                               ------   ------   -------

Total:                         $4,586   $2,634   $  (738)
                               ======   ======   =======

     The components of income from domestic and foreign operations before provision for (benefit from) income taxes are as follows:

                                  1996       1995       1994
                                  --------------------------
                                        (In thousands)
Domestic                        $(25,593)  $(31,173)  $(10,204)
Foreign                            3,853       (550)     8,448
                                --------   --------   --------
  Total                         $(21,740)  $(31,723)  $ (1,756)
                                ========   ========   ========

     The Company's effective income tax rates of 21.1%, 8.3% and (42.0%) for the years ended September 30, 1996, 1995 and 1994, respectively, differ from the expected income taxes for those years calculated by applying the Federal statutory rate of 34% to income (loss) before income taxes as follows:

                               MARCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                           Year Ended September 30,
                                          1996        1995      1994
                                          ---------------------------
                                             (In thousands)
Expected tax (benefit)                    $(7,392)  $(10,786)  $(597)
Losses not benefited                        8,503      9,078       -
Research and experimentation credits            -          -    (400)
State taxes, net                                -          -    (276)
Tax effect of foreign activities            3,272      4,131     393
Tax effect of Mapics Transaction               79        136     137
Other                                         124         75       5
                                          -------   --------   -----
                                          $ 4,586   $  2,634   $(738)
                                          =======   ========   =====

     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred income tax liability at September 30, 1996 and 1995 relate to the following:

                                                                   September 30,
                                                                 1996         1995
                                                                -------------------
                                                                  (In thousands)
Deferred tax assets:
 Net operating loss carryforwards                               $ 16,879   $  8,108
 Foreign, research and experimentation and other tax credits       6,903      5,366
 Deferred revenue                                                  3,572      4,007
 Restructuring reserves                                            2,946      2,273
 Other reserves                                                    1,046      3,096
 Intangible assets                                                   593      1,483
 Accrued vacation                                                    358        530
 Other                                                             1,804        458
                                                                --------   --------
                                                                  34,101     25,321
Less:  Valuation reserve                                         (25,639)   (20,905)
                                                                --------   --------
     Net deferred tax assets                                       8,462      4,416

Deferred tax liabilities:
 Capitalized software                                             (8,813)    (5,093)
 Other                                                              (410)      (473)
                                                                --------   --------
                                                                  (9,223)    (5,566)
                                                                --------   --------
     Net deferred tax liabilities                               $   (761)  $ (1,150)
                                                                ========   ========

     In assessing the realizability of deferred assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and other matters in making this assessment. As a result of its evaluation of these factors, at September 30, 1996, management recorded a valuation reserve for deferred tax assets of $25,639,000. The increase in 1996 was the result of management's assessment that some portion of the benefits from the net operating losses incurred and foreign taxes paid by the Company during the year may not be realized in future periods.

     At September 30, 1996, the Company had operating loss carryforwards of approximately $42,000,000, foreign tax credit carryforwards of approximately $4,300,000, and research and experimentation credit carryforwards of approximately $2,600,000, expiring between 1997 and 2011. The current year net operating loss includes amounts related to stock option exercises, the benefit of which will be allocated to additional paid-in capital when

MARCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


realized. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of carryforwards available for utilization.

     A provision has not been made for U.S. or additional foreign taxes on $13,000,000 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S., because the Company plans to keep these amounts permanently reinvested overseas.

(8)  COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

     The Company leases certain equipment and office space under noncancelable agreements and leases which expire at various dates through 2004. At September 30, 1996, future minimum lease payments under noncancelable operating and capital leases were as follows:

                                              Operating leases    Capital leases
                                              ----------------------------------
                                                       (In thousands)
Year ending September 30:
                              1997  ..............$ 7,801              $  425
                              1998  ................4,991                 419
                              1999  ................1,731                 199
                              2000  ..................592                 106
                              2001  ..................528                  50
                        Thereafter  ................1,117                   -
                                                  -------              ------
      Total minimum lease payments                $16,760              $1,199
                                                  =======              ======

   less amounts representing interest
   (annual rates ranging from 6% to 12%)                                 (140)
                                                                        ------

Present value of minimum capital lease
                           obligations                                  1,059

               less current maturities                                   (392)
                                                                       ------
   Capital lease obligations, less current
                                maturities                             $  667
                                                                       ======

     Total rental expense charged to operations was $9,087,000, $13,998,000 and $8,178,000 for 1996, 1995 and 1994, respectively.

Litigation
----------

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

     The Company is also subject to other legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the

                              MARCAM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


outcome of any of these other legal matters will have a material adverse effect on the Company's financial position or results of operations.

(9)  STOCKHOLDER'S EQUITY

     (a)  Preferred Stock
          ---------------

     In September 1995, the Company issued and sold 225,000 shares of Series D Convertible Preferred Stock, par value $1.00 per share, for an aggregate purchase price of $22,500,000. Each share of Series D Convertible Preferred Stock is convertible at any time at the option of the holder into 10 shares of the Company's common stock, subject to adjustment in the event of certain reorganizations or reclassifications of the Company's capital stock. The holders of Series D Convertible Preferred Stock are generally entitled to vote on an as converted basis and are entitled to receive dividends at the same rate as dividends are paid with respect to common stock. If at any time after September 30, 1998, for a period of not less than 30 consecutive trading days, the market value of the Company's common stock exceeds $40 per share, the Company may elect that all then outstanding shares of Series D Convertible Preferred Stock be mandatorily converted into shares of common stock. Holders of Series D Convertible Preferred Stock are entitled to elect one Director of the Company. The Company has 2,250,000 shares of common stock reserved for issuance upon conversion of the Series D Convertible Preferred Stock.

     In July 1996, the Company issued and sold 100,000 shares of Series E Convertible Preferred Stock, par value $1.00 per share, for an aggregate price of $9,500,000, and warrants to purchase an aggregate of 1,000,000 shares of the Company's common stock for an aggregate purchase price of $500,000. See Note 9(d). Each share of Series E Convertible Preferred Stock is convertible at any time at the option of the holder into 10 shares of the Company's common stock, subject to adjustment in the event of certain reorganizations or reclassifications of the Company's capital stock. The holders of Series E Convertible Preferred Stock are generally entitled to vote on an as converted basis and they are entitled to receive dividends at the same rate as dividends are paid with respect to common stock. If at any time after July 23, 1999, for a period of not less than 30 consecutive trading days, the market value of the Company's common stock exceeds $40 per share, the Company may elect that all then outstanding shares of Series E Convertible Preferred Stock be mandatorily converted into shares of common stock. The Company has 1,000,000 shares of common stock reserved for issuance upon conversion of the Series E Convertible Preferred Stock.

     Upon any event of liquidation or dissolution of the Company, holders of Series D Convertible Preferred Stock and Series E Convertible Preferred Stock are entitled to receive, before any distribution is made upon stock ranking junior to the Series D Convertible Preferred Stock and Series E Convertible Preferred Stock, the greater of (i) $100 per share plus an amount per share equal to any dividends declared but unpaid thereon or (ii) such amounts per share as would have been payable had each such share been converted to common stock.

     (b)  Stock Option Plans
          ------------------

     The 1987 Stock Plan (the "1987 Plan") provides that the Board of Directors may grant incentive options to key employees and non-qualified options and stock awards to officers, employees, and consultants to purchase up to 1,750,000 shares of the Company's common stock. Incentive stock options must be granted at not less than the fair market value of the common stock at the time of the grant. Non-qualified options must be granted at not less than the lesser of the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the date of such grant or 50% of the fair market value of the common stock at the time of the grant. The 1987 Plan expires on December 31, 1996.

                              MARCAM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Under the 1987 Plan, an aggregate of 120,000 restricted stock grants to various individuals were issued; 10,000 and 110,000 were issued in fiscal 1995 and fiscal 1994, respectively. These grants become 50% vested in 4-1/2 years and 100% vested in 5-1/2 years. In fiscal 1996, 45,000 of the restricted stock grants were canceled.

     In April 1991, the Board of Directors adopted the 1991 Non-Employee Director Stock Option Plan (the "Directors Plan"). The Directors Plan, as amended, provides for the issuance of options to purchase up to 210,000 shares of common stock only to eligible members of the Company's Board of Directors who are neither employees nor officers of the Company.

     In November 1994, the Board of Directors adopted the 1994 Stock Plan (the "1994 Plan"). The 1994 Plan, as amended, provides that the Board of Directors may grant incentive options to key employees and non-qualified options and stock awards to officers, employees and consultants to purchase up to 2,000,000 shares of the Company's common stock. Incentive stock options must be granted at not less than the fair market value of the common stock at the time of the grant. Non-qualified options must be granted at not less than the lesser of the book value per share of common stock as of the end of the fiscal year of the Company immediately preceding the date of such grant or 50% of the fair market value of the common stock at the time of the grant. The 1994 Plan expires on September 30, 2004.

     Under the 1994 Plan, an aggregate of 6,000 and 30,000 restricted stock grants were issued to various individuals in fiscal years 1996 and 1995, respectively. These grants become 50% vested in 4-1/2 years and 100% vested in 5- 1/2 years.

     During 1996 the Board of Directors authorized options to purchase 25,260 shares of the Company's common stock which were granted outside of the three existing stock option plans.

                              MARCAM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


A summary of stock option transactions follows:

                                                    Number of       Option
                                                   Shares Under   Prices Per
                                                     Options       Share ($)
                                                     -------       ---------
Balance, September 30, 1993                         1,162,666     .20  - 29.25
Granted                                               517,142    8.75  - 12.25
Exercised                                             (15,784)   1.50  - 12.25
Canceled                                             (227,943)  10.50  - 20.50
                                                    ---------

Balance, September 30, 1994                         1,436,081     .20  - 29.25
Granted                                               577,289    9.00  - 14.63
Exercised                                             (11,395)   1.00  - 12.25
Canceled                                              (64,040)   9.50  - 20.50
                                                    ---------

Balance, September 30, 1995                         1,937,935     .20  - 29.25
Granted                                               739,704   10.88  - 15.25
Exercised                                            (112,789)    .20  - 14.75
Canceled                                             (455,371)   8.75  - 22.50
                                                    ---------

Balance, September 30, 1996                         2,109,479    1.00  - 29.25
                                                    =========

     At September 30, 1996, 623,254 options were exercisable under the plans, and options for 1,463,796 shares were available for grant.

     (c)  Stock Purchase Plan
          -------------------

     The 1990 Employee Stock Purchase Plan ("1990 Plan") permits each full-time employee, excluding those owning 5% or more of the Company's stock, to purchase, at 85% of fair market value, up to 500 shares of common stock for each six-month period. A total of 600,000 shares of common stock are authorized for issuance under the 1990 Plan. In fiscal years 1996, 1995 and 1994, 86,440, 100,638 and
99,002 shares were issued, respectively.

     (d)  Warrants
          --------

     Warrants issued in connection with the Subordinated Notes described in Note 6 were valued in May 1994 at $1,300,000 and were recorded as other assets (long-term) and additional paid-in capital. The asset is being amortized over the term of the subordinated debt. The warrants may be exercised any time between June 30, 1994 and April 30, 2001 at $8.92 per share, as adjusted from time to time. The warrants issued in connection with the Series E Convertible Preferred Stock were recorded as additional paid-in capital in the amount of $500,000. The warrants may be exercised anytime between July 23, 1996 and July 23, 2003 at $15.36 per share. No warrants have been exercised as of September 30, 1996.

     (e)  Stockholder Rights Plan
          -----------------------

     On December 3, 1996, the Company's Board of Directors adopted a Stockholder Rights Plan and declared a dividend of (i) one preferred stock purchase right (a "Right") for each outstanding share of common stock, and (ii) for each outstanding share of convertible preferred stock, a number of Rights equal to the number of shares of common stock issuable upon conversion of such convertible preferred stock, to stockholders of record at the close of business on December 16, 1996. Each Right entitles holders to purchase one one-thousandth of a share (a "Unit") of a new series of junior participating preferred stock, par value $1.00 per share, at an exercise price of $60 per Unit, subject to adjustment. The Rights become exercisable for common stock only under certain circumstances and in the event of particular events relating to a change in control of the Company. The Rights may

                              MARCAM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


be redeemed by the Company under certain circumstances pursuant to the Plan.
The Rights expire on December 16, 2006 unless earlier redeemed or exchanged.
The Rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors.

(10) MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company had no customers which accounted for 10% or more of total revenues in 1996, 1995 and 1994.

     The Company markets its products worldwide. Revenues are grouped into three main geographic segments: U.S., Europe and All Other. Financial data by geographic area is as follows (in thousands):

                                           U.S.     Europe  All Other  Elimination      Total
                                           ---      ------  ---------  -----------      -----
1996
----
Net sales to unaffiliated customers    $119,021    $51,990    $30,413     $      -   $201,424
Transfers between geographic areas        6,169          -      6,493      (12,662)         -
                                       --------    -------    -------     --------   --------
Total revenues                          125,190     51,990     36,906      (12,662)   201,424
                                       --------    -------    -------     --------   --------
Net income (loss)                       (24,662)     7,804      6,016      (15,484)   (26,326)
Identifiable assets                      94,135     28,399      9,668            -    132,202

1995
----
Net sales to unaffiliated customers    $113,061    $48,102    $41,169     $      -   $202,332
Transfers between geographic areas        7,637          -      6,811      (14,448)         -
                                       --------    -------    -------     --------   --------
Total revenues                          120,698     48,102     47,980      (14,448)   202,332
                                       --------    -------    -------     --------   --------
Net income (loss)                       (20,133)     1,485     11,128      (26,837)   (34,357)
Identifiable assets                     114,082     25,650      7,120            -    146,852

1994
----
Net sales to unaffiliated customers    $109,223    $34,035    $29,618     $      -   $172,876
Transfers between geographic areas       19,179          -      4,664      (23,843)         -
                                       --------    -------    -------     --------   --------
Total revenues                          128,402     34,035     34,282      (23,843)   172,876
                                       --------    -------    -------     --------   --------
Net income (loss)                         8,017         43      8,452      (17,530)    (1,018)
Identifiable assets                      89,957     19,968     19,023            -    128,948

                              MARCAM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(11) SUPPLEMENTARY CASH FLOW INFORMATION

  Cash paid for income taxes and interest and non-cash investing and financing activities for the years ended September 30, 1996, 1995 and 1994 are summarized as follows (in thousands):

                                                     1996      1995      1994
                                                    ---------------------------
Cash paid during the years for:
     Income taxes                                    $1,241  $   159   $   966
     Interest                                         2,793    2,295       283

Capital lease obligations incurred                   $1,388  $     -   $     -

Increase in MAPICS software and intangible costs     $    -  $ 1,184   $ 2,443

Issuance of warrants with subordinated notes         $    -  $     -   $ 1,300

Installment purchase of MAPICS product line          $    -  $ 4,673   $ 3,776
     Assumption of obligation                             -   (4,673)   (3,776)
                                                     ------  -------   -------
     Net cash paid                                   $    -  $     -   $     -
                                                     ======  =======   =======

Acquisitions:
      Purchase price                                 $    -  $     -   $ 1,082
      Assumption of obligations                           -        -       591
                                                     ------  -------   -------
      Net cash paid                                  $    -  $     -   $   491
                                                     ======  =======   =======

(12) EMPLOYEE BENEFIT PLAN

     In fiscal 1995, the Company began to sponsor for eligible employees a profit sharing retirement plan (the "Plan") established under the provisions of Internal Revenue Code Section 401(k). Participants may defer a portion of their annual compensation on a pre-tax basis. The Company may elect to make matching contributions based on a percentage of employees' contributions, subject to limitations as defined in the Plan. Company matching contributions amounted to $431,000 and $295,000 for the years ended September 30, 1996 and 1995, respectively.

(13) ACQUISITIONS

Mapics Transaction
------------------

     On February 26, 1993, the Company entered into a series of transactions (collectively, the "Mapics Transaction") relating to International Business Machines Corporation's ("IBM") Manufacturing, Accounting, Production, and Information Control System ("MAPICS") product line. As part of the Mapics Transaction, the Company acquired the exclusive worldwide marketing rights to the MAPICS product line for 25 years. In connection with the acquisition of these rights, the Company issued 1,615,000 shares of its common stock to IBM and agreed to pay certain royalties, and to make certain contingent payments in the future, based upon specified end-user revenues related to the MAPICS product line. The Company also acquired the option to purchase the MAPICS product line and certain related intellectual property rights. The Mapics Transaction was accounted for as an installment purchase of the MAPICS product line, in-process research and development and certain other related intangible assets. The value of the common stock issued to IBM (valued by the Company at $14,940,000) plus transaction costs and the present value of future estimated net payments to be made by the Company upon exercise of its purchase option, was allocated, based on an independent valuation report, as follows:

                              MARCAM CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                          Useful Lives
                                                       (In thousands)  Amortization Period
                                                       --------------  -------------------
    Installed customer base and affiliation network          $ 6,034           15 Years
    Trade names and trade marks                                1,712           10 Years
    Software technology                                        2,667            5 Years
    Goodwill                                                     286           10 Years
    In-process research and development                        5,568
                                                             -------
                                                             $16,267
                                                             =======

     At the acquisition date, the Company expensed the amount of the purchase price allocated to in-process research and development and recorded the intangible assets acquired. The $5,568,000 of expensed in-process research and development had not reached technological feasibility and had no alternative future uses at the acquisition date.

     In connection with the Mapics Transaction, IBM transferred certain assets and liabilities related to the MAPICS product line to Mapics, Inc. ("Mapics"), a Delaware corporation. IBM received 49% of the total voting power and certain other non-voting securities of Mapics in exchange for such assets. Until September 29, 1995 when Mapics was acquired by the Company, the Company recorded a liability for its option to purchase the MAPICS software, which included the purchase of any additional capitalized and purchased software developed or acquired by Mapics subsequent to February 26, 1993. The exercise price for the option was based upon, among other things (i) specified end-user revenues generated by the Company, (ii) the liquidation preference of certain classes of capital stock of Mapics, Inc. and (iii) an amount such that the net worth of Mapics, Inc. was $1.00 (net of certain taxes) after all liquidation preferences of all Mapics, Inc. preferred stock were paid in full. If the Company did not exercise the option, the royalty rates payable by the Company to Mapics, Inc. increased. The Company also provided management and consulting services to Mapics for a management fee which was based, in part, on the operating results of Mapics. The Company was obligated under the management agreement to advance funds to Mapics on a secured basis if Mapics required funds for operations beyond those it could provide from its own resources.

     Pursuant to the management agreement with Mapics, the Company (i) recorded Mapics' customer license renewal revenues as related party revenues; (ii) paid royalties to Mapics generally based on license and maintenance revenues relating to the MAPICS product line; and (iii) received from Mapics management fees based, in part, on the operating results of Mapics. For financial reporting purposes, the management fees were not recognized as revenue by the Company but instead were treated as a reduction of the royalties the Company paid to Mapics. The net royalties were recorded as product development expense to the extent Mapics incurred such expenses, and the balance was recorded as cost of services revenue. The amounts recorded for fiscal 1995 and 1994 are as follows:


                                       1995      1994
                                     ------------------
                                       (In thousands)
Net payments by Marcam to Mapics:
  Royalties                          $24,682   $21,290
  Management fees                     (9,893)   (9,288)
                                     -------   -------
                                     $14,789   $12,002
                                     =======   =======
 Expenses recorded by Marcam:
  Cost of services revenue           $ 5,986   $ 5,804
  Product development                  8,803     6,198
                                     -------   -------
                                     $14,789   $12,002
                                     =======   =======

     Marcam also incurred expenses in connection with certain management services provided to Mapics which are not included in the table above.

                               MARCAM CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Acquisition of Mapics, Inc.
---------------------------

     On September 29, 1995, the Company acquired all of the outstanding stock of Mapics, Inc. This transaction was accounted for using the purchase method of accounting; accordingly, the purchase price, which was immaterial, was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Prior to this acquisition, the Company had been accounting for the Mapics Transaction as an installment purchase of the MAPICS product line. As such, the Company had recorded MAPICS software and intangibles in its balance sheet which represented the MAPICS software and intangibles acquired at February 23, 1993, plus additional capitalized and purchased software developed or acquired subsequent to February 23, 1993, as well as a MAPICS software purchase obligation. As part of the accounting for the acquisition of the outstanding stock of Mapics, Inc., the MAPICS software ($11,204,000) and MAPICS software purchase obligation ($13,026,000) were eliminated.

(14) RELATED PARTY TRANSACTIONS

     The Company has a number of marketing and product development relationships with IBM. IBM has also purchased licenses for the Company's product for internal use, as well as for marketing purposes. Marcam has purchased certain services, equipment and software licenses from IBM.

     Under various agreements with the Company and its representatives, IBM markets Marcam's products in cooperation with Marcam and its subsidiaries or representatives in several countries. In each case, Marcam or its representative pays IBM a fee for marketing the Company's products when a sale is made with IBM's assistance. The fee is calculated as a percentage of the license fees received by Marcam and varies based on the agreement's specific territories. The Company paid IBM aggregate fees of $0, $547,000 and $1,800,000 in fiscal years 1996, 1995 and 1994, respectively. The Company's independent representatives paid IBM additional fees.

     The Company also has an agreement with IBM in the United Kingdom under which Marcam assists IBM in the marketing of IBM products, primarily the AS/400 series of computers and associated products. During fiscal 1996, 1995 and 1994, the Company received $87,000, $159,000 and $88,000, respectively, in such fees.

     IBM also markets and distributes some Marcam products on the Company's behalf in certain geographies, including Europe, Latin America and Asia Pacific. In fiscal years 1996, 1995 and 1994, IBM paid the Company an aggregate of approximately $1,208,000, $8,041,000 and $11,350,000, respectively, relating to sales of the Company's products.

     The Company also licenses products and provides services to IBM in the ordinary course of business. During fiscal years 1996, 1995 and 1994, the Company recognized an aggregate of approximately $409,000, $185,000 and $3,500,000, respectively, from licensing products and providing services to IBM. IBM also sells products and provides services, including distribution and translation services, to the Company in the ordinary course of business.

     The Company's total revenues that were derived from transactions with IBM were $1,704,000, $8,395,000 and $14,938,000 for fiscal 1996, 1995 and 1994, respectively.

On September 29, 1995, the Company acquired all of the outstanding stock of Mapics, Inc. In the acquisition, the Company (1) acquired from IBM all the outstanding Class B Preferred Shares and Common Shares of Mapics for $1.00; (2) acquired 4 Class A Preferred Shares and 4 Class C Preferred Shares of Mapics from Richard C. Cook, the Vice President and General Manager of the Company's MAPICS Business Group and the President of Mapics, in exchange for the surrender by the Company to Mr. Cook of a promissory note made by Mr. Cook with a principal amount of $58,823 and (3) acquired the remaining outstanding Class A Preferred Shares and Class C Preferred Shares of Mapics from Edison Venture Fund, L.P. for $1,508,122. As a result of the acquisition, the Company owned (through Mapics) all right, title and interest in the MAPICS product line.

SUPPLEMENTAL FINANCIAL INFORMATION

     The following quarterly information is unaudited and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the operating results for each quarter. The length of the Company's sales cycle, which typically ranges from three to twelve months, and the timing of major contracts are factors in the variability in quarterly results.

                                    First      Second        Third       Fourth
                                   Quarter     Quarter      Quarter      Quarter      Year
                                   -------     -------      -------      -------      ----
                                             (In thousands, except per share data)
1996:
  Revenues                         $50,003     $47,426      $51,184      $52,811      $201,424
  Operating income (loss)           (1,433)     (5,882)(A)   (8,779)(B)      299 (C)   (15,795)
  Net loss                          (2,849)    (10,759)(A)  (10,582)(B)   (2,136)(C)   (26,326)
  Net loss per share                  (.25)       (.94)(A)     (.93)(B)     (.19)(C)     (2.31)


1995:
  Revenues                         $47,614     $49,393      $49,670      $55,655      $202,332
  Operating income (loss)             (663)      1,108       (1,945)     (27,871)(D)   (29,371)
  Net income (loss)                   (905)        346       (2,912)     (30,886)(D)   (34,357)
  Net income (loss) per share         (.08)        .03         (.26)       (2.68)(D)     (3.05)

(A) Second Quarter 1996 results include a litigation settlement charge of $3,250, or $.29 per share.

(B) Third Quarter 1996 results include a restructuring charge of $8,300, or $.73 per share.

(C) Fourth Quarter 1996 results include a restructuring charge of $2,300, or $.20 per share.

(D) Fourth Quarter 1995 results include a restructuring charge of $28,756, or $2.55 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors will be set forth under the captions "Election of Directors" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 12, 1997 which will be filed with the Securities and Exchange Commission within 120 days of September 30, 1996, and is incorporated herein by reference.

     Information regarding the Company's executive officers is contained in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item will appear under the caption "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 12, 1997 which will be filed with the Securities and Exchange Commission within 120 days of September 30, 1996, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will appear under the caption "Securities Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 12, 1997 which will be filed with the Securities and Exchange Commission within 120 days of September 30, 1996, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will appear under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on February 12, 1997 which will be filed with the Securities and Exchange Commission within 120 days of September 30, 1996, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)  LIST OF FINANCIAL STATEMENTS
        ----------------------------

     The following are the consolidated financial statements of Marcam Corporation and its subsidiaries appearing elsewhere herein:

          Reports of Independent Accountants

          Consolidated Balance Sheets as of September 30, 1996 and 1995

          Consolidated Statements of Operations for the Years Ended September 30, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1996, 1995
          and 1994

          Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

(A)(2)  LIST OF SCHEDULES
        -----------------

     All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(A)(3)  LIST OF EXHIBITS
        ----------------

     The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(B)     REPORTS ON FORM 8-K:
        -------------------

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated July 23, 1996, which reported pursuant to Item 5 the Company's issuance of an aggregate of 100,000 shares of Series E Convertible Preferred Stock, par value $1.00 per share, for an aggregate purchase price of $9,500,000 and warrants to purchase an aggregate of 1,000,000 shares of common stock, par value $.01 per share, for an aggregate purchase price of $500,000.

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated December 3, 1996, which reported pursuant to Item 5 the adoption by the Company of a stockholder rights plan and in connection therewith the declaration by the Board of Directors of a dividend of one preferred stock purchase right (a "Right") for each outstanding share of common stock, and for each outstanding share of convertible preferred stock, a number of Rights equal to the number of shares of common stock issuable upon conversion of such convertible preferred stock.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, therunto duly authorized, this 20th day of December, 1996.

                                        MARCAM CORPORATION

                                        /s/ Michael J. Quinlan
                                        ----------------------------------------
                                        Michael J. Quinlan
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant on this 20th day of December, 1996 in the capacities indicated.

Signature                               Title(s)
---------                               --------

/s/ Michael J. Quinlan
----------------------------------      President and Chief Executive Officer,
Michael J. Quinlan                      and Director (principal executive
                                        officer)
/s/ George A. Chamberlain
----------------------------------      Chief Financial Officer (principal
George A. Chamberlain, 3d               financial and accounting officer)

/s/ Paul A. Margolis
----------------------------------      Chairman of the Board of Directors
Paul A. Margolis

/s/ Robert G. Barrett
----------------------------------      Director
Robert G. Barrett

/s/ John Campbell
----------------------------------      Director
John Campbell

/s/ William E. Ford
----------------------------------      Director
William E. Ford

/s/ William O. Grabe
----------------------------------      Director
William O. Grabe

/s/ Richard S. Hickok
----------------------------------      Director
Richard S. Hickok

/s/ Edward J. Kfoury
----------------------------------      Director
Edward J. Kfoury

/s/ Dean R. McKay
----------------------------------      Director
Dean R. McKay

                                 EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.


Exhibit No.  Description                  SEC Document Reference
-----------  -----------                  ----------------------
2.1, 10.5    Stock Purchase Agreement     0-18674
             dated as of September 29,    Exhibit 2.1 to Current Report on Form
             1995 by and among Marcam     8-K Dated September 29, 1995
             Corporation, International
             Buisness Machines
             Corporation, Edison
             Venture Fund, L.P.,
             Richard C. Cook, Paul A.
             Margolis, John Campbell
             and Mapics, Inc

3.1, 4.1     Restated Articles of         33-5666
             Organization of the          Exhibits 3.2, 4.2
             Registrant

3.2, 4.2     By-laws, as amended and      33-5666
             restated, of the Registrant  Exhibits 3.3, 4.3

3.3, 4.3     Certificate of Vote of       0-18674
             Directors Establishing a     Exhibits 3.1, 4.2 to Current Report
             Series or a Class of Stock   on Form 8-K Dated June 18, 1993
             of the Registrant

3.4, 4.4     Certificate of Vote of       0-18674
             Directors Establishing a     Exhibits 3.4, 4.4 to Annual Report on
             Series or a Class of Stock   Form 10-K for the fiscal year ended
             of the Registrant            September 30, 1993

4.5          Specimen certificate         33-35666
             representing the Common      Exhibit 4.4
             Stock

4.6          Stock Exchange Agreement     0-18674
             dated as of April 9, 1991    Exhibits 2.2, 4.1 to Current Report
             by and among the             on Form 8-K Dated April 9, 1991
             Registrant Marcam Canada
             Holding Corporation and
             William A. Shaw, Linda Pia
             Shaw, Randy Reeve, Denise
             Reeve, John P. Williamson,
             and Sheila Kathleen
             Williamson

4.7          Certificate of Vote of       0-18674
             Directors Establishing a     Exhibit 4 to Current Report on Form
             Series of a Class of Stock   8-K Dated September 29, 1995
             for the Series D
             Convertible Preferred
             Stock of Marcam Corporation

4.8          Certificate of Vote of       0-18674
             Directors Establishing a     Exhibit 4 to Current Report on Form
             Series of a Class of Stock   8-K Dated July 23, 1996
             for the Series E
             Convertible Preferred
             Stock of Marcam Corporation

4.9, 10.6    Rights Agreement, dated as   0-18674
             of December 3, 1996,         Exhibit 4 to Current Report on Form
             between Marcam Corporation   8-K Dated December 3, 1996
             and The First National
             Bank of Boston, which
             includes as Exhibit A the
             form of Certificate of
             Vote of Directors
             Establishing a Series of a
             Class of Stock, as Exhibit
             B the Form of Rights
             Certificate, and as
             Exhibit C the Summary of
             Rights to Purchase
             Preferred Stock

10.1         Form of Lease Agreements     33-35666
             entered into by the          Exhibit 10.1
             Registrant with various
             partnerships in which
             Messrs. Margolis, Campbell
             and Ebling have an interest

10.2         Form of Stock Purchase       33-35666
             Agreements entered into by   Exhibit 10.5
             the Registrant with
             Messrs. Margolis, Stoner,
             Ebling and certain other
             persons

10.3         Lease by and between the     33-35666
             Registrant and Dominic J.    Exhibit 10.7
             Saraceno, as amended,
             dated June 13, 1988

10.4         Form of Indemnity            33-35666
             Agreements entered into by   Exhibit 10.9
             the Registrant with
             Messrs. Margolis,
             Campbell, Barrett, de
             Chazal, Hickok, McKay and
             Ebling

 10.7        Letter Agreement dated as    33-35666
             of January 31, 1989 by and   Exhibit 10.15
             between the Registrant and
             Paul A. Margolis

 10.8        Second and Third             0-18674
             Amendments, each dated as    Exhibit 10.17 to Annual Report on
             of August 29, 1990, to       Form 10-K for the fiscal year ended
             Lease by and between         September 30, 1990
             Registrant and Dominic J.
             Saraceno, as amended,
             dated June 13, 1988

10.09        1990 Employee Stock          0-18674
             Purchase Plan, as amended    Exhibit 10.21 to Annual Report on
             and restated                 Form 10-K for the fiscal year ended
                                          September 30, 1991

10.10        Deferred Compensation        0-18674
             Plan, as amended and         Exhibit 10.22 to Annual Report on
             restated                     Form 10-K for the fiscal year ended
                                          September 30, 1991

10.11        Fourth Amendment, dated      0-18674
             June 30, 1992, to Lease by   Exhibit 10.19 to Annual Report on
             and between Registrant and   Form 10-K for the fiscal year ended
             Dominic J. Saraceno, as      September 30, 1992
             amended, dated June 13,
             1988

        10.12  Fifth Amendment, dated May   0-18674
               10, 1993 to Lease by and     Exhibit 10.27 to Annual Report on
               Between Registrant and       Form 10-K for the fiscal year ended
               Dominic J. Saraceno, as      September 30, 1993 as amended
               amended, dated June 13,
               1988

        10.13  Complementary Marketing      0-18674
               Agreement dated as of        Exhibit 10.27 to Annual Report on
               December 26, 1990 by and     Form 10-K for the fiscal year ended
               between the Registrant and   September 30, 1993 as amended
               International Business
               Machines Corporation

  10.14, 4.10  Note and Warrant Purchase    0-18674
               Agreement entered into by    Exhibit 10.1 to Quarterly Report on
               Marcam Corporation and       Form 10-Q dated May 12, 1994 as
               each of The Northwestern     amended by Form 10-Q/A dated
               Mutual Life Insurance        October 6, 1994
               Company, John Hancock
               Mutual Life Insurance
               Company and John Hancock
               Life Insurance Company of
               America dated as of May
               12, 1994

        10.15  Amendment  Agreement dated   0-18674
               as of August 19, 1994 by     Exhibit 10.1 to Quarterly Report on
               and among the Registrant,    Form 10-Q dated August 22, 1994
               The Northwestern Mutual
               Life Insurance Company,
               John Hancock Mutual Life
               insurance Company and John
               Hancock Life Insurance
               Company of America

10.16  Amendment Agreement dated    0-18674
       as of July 29, 1995 by and   Exhibit 10.36 to Annual Report of Form 10-K
       among the Registrant, The    for the fiscal year ended September 30,
       Northwestern Mutual Life     1994 as amended
       Insurance Company, John
       Hancock Mutual Life
       Insurance Company and John
       Hancock Life Insurance
       Company of America

10.17  Loan and Security            0-18674
       Agreement dated as of        Exhibit 10.37 to Annual Report of Form 10-K
       August 29, 1995 by and       for the fiscal year ended September 30,
       between Greyrock Business    1994 as amended
       Credit, a division of
       Greyrock Capital Group
       Inc., and the Registrant

10.18  Convertible Preferred        0-18674
       Stock Purchase Agreement     Exhibit 10.2 to Current Report on Form 8-K
       dated September 20, 1995     Dated September 29, 1995
       by and among Marcam
       Corporation, General
       Atlantic Partners 21,
       L.P., GAP Coinvestment
       Partners, L.P. and The
       Northwestern Mutual Life
       Insurance Company

   10.19  Amendment Agreement dated    33-90670
          as of September 29, 1995     Exhibit 10.4
          by and among the
          Registrant, The
          Northwestern Mutual Life
          Insurance Company, John
          Hancock Mutual Life
          Insurance Company, John
          Hancock Life Insurance
          Company of America and
          Barnett & Co.

   10.20  Amendment Agreement dated    0-18674
          as of November 14,1995 by    Exhibit 10.31 to Annual Report on Form
          and among the Registrant,    10-K for the fiscal year ended September
          The Northwestern Mutual      30, 1995 as amended
          Life Insurance Company,
          John Hancock Mutual Life
          Insurance Company, John
          Hancock Life Insurance
          Company of America and
          Barnett & Co.

  10.21*  Marcam/NEC Distribution      0-18674
          Agreement between Marcam     Exhibit 10.33 to Annual Report on Form
          World Trade Corporation      10-K for the fiscal year ended September
          and NEC Corporation dated    30, 1995 as amended
          as of March 31, 1995

  10.22*  Marcam/NEC Technology        0-18674
          Transfer and License         Exhibit 10.34 to Annual Report on Form
          Agreement by and between     10-K for the fiscal year ended September
          the Registrant and NEC       30, 1995 as amended
          Corporation dated as of
          Marcam 31, 1995

        10.23  Form of Memoranda dated      0-18674
               December 7, 1995 regarding   Exhibit 10.37 to Annual Report on
               Compensation Plans for       Form 10-K for the fiscal year ended
               fiscal year 1996 from        September 30, 1995 as amended
               Registrant to each of
               Messrs. Margolis,
               Campbell, Chamberlain,
               Cook, and Ebling

        10.24  Amendment Agreement dated    0-18674
               as of December 15, 1995 by   Exhibit 10.38 to Annual Report on
               and among the Registrant,    Form 10-K for the fiscal year ended
               The Northwestern Mutual      September 30, 1995 as amended
               Life Insurance Company,
               John Hancock Mutual Life
               Insurance Company, John
               Hancock Life Insurance
               Company of America and
               Barnett & Co.

        10.25  Letter dated March 29,       0-18674
               1996 to Northwestern         Exhibit 10.1 to Quarterly Report on
               Mutual Life Insurance        Form 10-Q dated May 14, 1996
               Company, John Hancock Life
               Insurance Company of
               America and Barnett & Co.
               from Marcam Corporation

        10.26  Amendment dated as of        0-18674
               March 30, 1996 to Loan and   Exhibit 10.2 to Quarterly Report on
               Security Agreement dated     Form 10-Q dated May 14, 1996
               as of August 29, 1995 by
               and between Greyrock
               Business Credit, a
               division of Greyrock
               Capital Group, and the
               Registrant

        10.27  Letter Agreement dated May   0-18674
               3, 1996 by and between       Exhibit 10.3 to Quarterly Report on
               Marcam Corporation and       Form 10-Q dated May 14, 1996
               Paul A. Margolis

  10.28, 4.11  Convertible Preferred        0-18674
               Stock and Warrant Purchase   Exhibit 10.1 to Current Report on
               Agreement dated July 19,     Form 8-K Dated July 23, 1996
               1996 among Marcam
               Corporation, General
               Atlantic Partners 32, L.P.
               and GAP Coinvestments
               Partners, L.P., including
               the form of Marcam
               Corporation Common Stock
               Purchase Warrants

  10.29  Amended and Restated         0-18674
         Registration Rights          Exhibit 10.2 to Current Report on Form
         Agreement dated July 23,     8-K Dated July 23, 1996
         1996 by and among Marcam
         Corporation, General
         Atlantic Partners 21,
         L.P., General Atlantic
         Partners 32, L.P., GAP
         Coinvestments Partners,
         L.P. and The Northwestern
         Mutual Life Insurance
         Company

  10.30  Amendment and Waiver         0-18674
         Agreement dated as of July   Exhibit 10.1 to Quarterly Report on Form
         16, 1996 by and among the    10-Q dated August 14, 1996
         Registrant, The
         Northwestern Mutual Life
         Insurance Company, John
         Hancock Mutual Life
         Insurance Company, John
         Hancock Life Insurance
         Company of America and
         Barnett & Co.

  10.31  Amendment dated July 23,     0-18674
         1996 to Loan and Security    Exhibit 10.2 to Quarterly Report on Form
         Agreement by and between     10-Q dated August 14, 1996
         Greyrock Business Credit,
         a division of Greyrock
         Capital Group, and the
         Registrant

  10.32  1994 Stock Plan, as          333-02158
         amended and restated         Exhibit 4.4

  10.33  1987 Stock Plan, as
         amended and restated

  10.34  1991 Non-Employee Director
         Stock Option Plan, as
         amended and restated

  10.35  Amendment dated December
         16, 1996 to Loan and
         Security Agreement by and
         between Greyrock Business
         Credit, a division of
         Greyrock Capital Group,
         and the Registrant

  10.36  Amendment dated December
         16, 1996 to Loan and
         Security Agreement by and
         between Greyrock Business
         Credit, a division of
         Greyrock Capital Group,
         and the Registrant

  10.37  Amendment Agreement dated as of
         December 23, 1996 by and among the
         Registrant, The Northwestern Mutual
         Life Insurance Company, John Hancock
         Mutual Life Insurance Company, John
         Hancock Life Insurance Company of
         America and Barnett & Co.

     11  Statement re Computation of Earnings
         (Loss) Per Share

     21  Subsidiaries of the Registrant

   23.1  Consent of Coopers & Lybrand LLP

   23.2  Consent of KPMG Peat Marwick LLP

     27  Financial Data Schedule


  ----------------------------------------
  *  Confidential treatment granted