Form 10-Q
period 1996-12-31
MARCAM CORP
filed 1997-02-10
CIK 848551

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark one):

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities
---
     Exchange Act of 1934

   For the transition period from __________ to __________.

                        Commission File Number  0-18674
                                                -------


                               MARCAM CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                              04-2711580
-----------------------------------------------------      --------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                           Identification No.

95 Wells Avenue, Newton, Massachusetts                     02159
-----------------------------------------------------      --------------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:        (617) 965-0220
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

                              YES  X    NO
                                  ---      ---

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of January 23, 1997, was 11,448,092 shares.

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

                               MARCAM CORPORATION
                          Consolidated Balance Sheets
                                 (In Thousands)
                                  (Unaudited)

                                                                   December 31,   September 30,
ASSETS                                                                 1996            1996
                                                                   -------------  --------------
Current assets:
  Cash and cash equivalents                                            $ 18,095        $ 21,817
  Accounts receivable, net of allowances of $2,673 at
     December 31, 1996 and $2,472 at September 30, 1996                  46,817          50,602
  Prepaid expenses and other current assets                               6,735           6,132
                                                                       --------        --------
     Total current assets                                                71,647          78,551
                                                                       --------        --------
Property and equipment, net                                              10,778          10,954
Computer software costs, net                                             30,732          31,292
MAPICS intangible costs, net                                              5,196           5,325
Other assets                                                              4,852           6,080
                                                                       --------        --------

    Total assets                                                       $123,205        $132,202
                                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $ 12,786        $ 13,496
  Accrued expenses and other current liabilities                         36,127          41,272
  Deferred revenue                                                       38,038          39,235
                                                                       --------        --------
    Total current liabilities                                            86,951          94,003
                                                                       --------        --------
Long-term debt                                                           25,745          25,764
Deferred income taxes                                                       832             761
                                                                       --------        --------
     Total liabilities                                                  113,528         120,528
                                                                       --------        --------

Commitments and contingencies (Note 2)
Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized
    Series D Convertible Preferred Stock, 225 shares issued and
     outstanding (liquidation preference of $22,500)                        225             225
    Series E Convertible Preferred Stock, 100 shares issued and
     outstanding (liquidation preference of $10,000)                        100             100
  Common stock, $.01 par value; 30,000 shares authorized;
    11,439 and 11,431 shares issued and outstanding at
    December 31, 1996 and September 30, 1996                                114             114
  Additional paid-in capital                                             76,668          76,602
  Accumulated deficit                                                   (65,890)        (62,795)
  Unamortized deferred compensation                                        (529)           (585)
  Cumulative translation adjustment                                      (1,011)         (1,987)
                                                                       --------        --------
    Total stockholders' equity                                            9,677          11,674
                                                                       --------        --------

  Total liabilities and stockholders' equity                           $123,205        $132,202
                                                                       ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                               MARCAM CORPORATION
                     Consolidated Statements of Operations
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                  Three Months Ended
                                                     December 31,
                                                   1996       1995
                                                 ---------  ---------
Revenues:
  Licenses                                        $20,269    $23,257
  Services                                         25,478     26,746
                                                  -------    -------
    Total revenues                                 45,747     50,003
                                                  -------    -------

Operating expenses:
  Cost of licenses revenues                         4,677      4,605
  Cost of services revenues                        14,585     17,097
  Selling and marketing                            18,362     20,868
  Product development                               7,564      6,673
  General and administrative                        1,953      2,193
                                                  -------    -------
    Total operating expenses                       47,141     51,436
                                                  -------    -------

Operating loss                                     (1,394)    (1,433)

Interest and other income                             322        380
Interest and other expense                         (1,022)      (968)
                                                  -------    -------

Loss before income tax expense                     (2,094)    (2,021)

Income tax expense                                  1,001        828
                                                  -------    -------
Net loss                                          $(3,095)   $(2,849)
                                                  =======    =======

Net loss per share                                 $(0.27)    $(0.25)
                                                  =======    =======

Weighted average number of shares outstanding      11,435     11,311



          See accompanying Notes to Consolidated Financial Statements.

                               MARCAM CORPORATION
                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                                Three Months Ended
                                                                    December 31,
                                                                  1996       1995
                                                                 -------    -------
Cash flows from operating activities:
 Net loss                                                        $(3,095)   $(2,849)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                                    4,668      3,850
  Provision for bad debts                                            687        510
  Deferred income taxes                                               71       (275)
  Changes in operating assets and liabilities:
   Accounts receivable                                             3,387       (656)
   Prepaid expenses and other assets                                 445     (1,480)
   Accounts payable                                                 (778)    (1,168)
   Accrued expenses and other current liabilities                 (4,797)    (2,219)
   Deferred revenue                                               (1,030)     9,995
                                                                 -------    -------
    Net cash provided by (used for) operating activities            (442)     5,708
                                                                 -------    -------

Cash flows from investing activities:
 Purchases of property and equipment                              (1,041)    (1,293)
 Additions to computer software costs                             (2,553)    (3,490)
 Purchases of short-term investments                                   -     (3,939)
                                                                 -------    -------
    Net cash used for investing activities                        (3,594)    (8,722)
                                                                 -------    -------

Cash flows from financing activities:
 Principal payments on debt and capital lease obligations            (35)      (149)
 Proceeds from stock option exercises                                 66        491
                                                                 -------    -------
    Net cash provided by financing activities                         31        342
                                                                 -------    -------

Effect of exchange rate changes on cash and cash equivalents         283         (5)
                                                                 -------    -------

Net decrease in cash and cash equivalents                         (3,722)    (2,677)

Cash and cash equivalents at beginning of the period              21,817     27,312
                                                                 -------    -------

Cash and cash equivalents at end of the period                   $18,095    $24,635
                                                                 =======    =======



          See accompanying Notes to Consolidated Financial Statements.

                               MARCAM CORPORATION
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Basis of Presentation
     ---------------------

  The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

  The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

PART I.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   CONDITION AND
          RESULTS OF OPERATIONS

Overview
--------

  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.
Factors that might cause such a difference include, but are not limited to, fluctuations in quarterly results, particularly resulting from lengthy sales cycles, the variable size of the Company's transactions with customers and relatively fixed expenses in the short term; successful development and enhancement of the Company's products; market acceptance of the Company's products; availability of funds for the continued financing of the Company's operations and development activities; and the highly competitive nature of the Company's markets. Further information on potential factors that could affect the Company's financial results are included in filings made by the Company from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (0-18674).

  Marcam is a worldwide provider of enterprise applications and services for manufacturing companies. The Company's products offer comprehensive business planning and control solutions to customers' production, logistics, asset management and financial requirements.

  The Company's revenues are derived from licensing its Protean, PRISM, Avantis and MAPICS XA products. For the first three quarters of fiscal 1996, the Company also derived revenues from its subsidiary, Foresight Software, Inc.
(FSI) and its MXP product line, which was divested effective as of June 30, 1996. Each of these product lines support different customers' technology strategies. The Protean products, which utilize advanced object technology, tools and databases, are platform independent. PRISM and MAPICS XA products provide customer solutions implemented on the IBM AS/400. The Avantis products provide customer solutions implemented on both the IBM AS/400 and open systems, utilizing object technology.

  Marcam also derives revenues from the sale of product support and related services. Product support is offered to licensed customers generally based on agreements that are renewed annually. Related services include assisting with customer implementation of licensed software, providing custom programming and system integration services, and providing educational material and instruction in the use of licensed software.

  For the quarter ended December 31, 1996, the Company recorded a net loss of $3,095,000. The net loss included an operating loss of $1,394,000. The Company's revenues for the quarter ended December 31, 1996 were less than management expected. The expenditures during the quarter, particularly significant continued investment in the development of Protean, had been based on expected revenues. The revenue shortfall, combined with the relatively fixed nature of the expenses over the short term, resulted in the loss. While the Company's AS/400 based businesses were profitable overall, these profits were insufficient to cover investments made in the Protean business. The results for the quarter ended December 31, 1996 also reflect savings resulting from expense control and the restructuring efforts implemented during the second half of fiscal 1996.

        In fiscal years 1995 and 1996, the Company recorded restructuring charges of $28,756,000 and $10,600,000, respectively. The 1995 restructuring charges primarily pertained to the cessation of development of the PRISM Client/Server product line and the consolidation of certain facilities. The 1996 restructuring charges primarily related to a restructuring of the Company's global operations and the divestiture of FSI. At December 31, 1996, a balance of $2,340,000 associated with these charges remained in accrued expenses. Management believes that this remaining balance is adequate to cover future expenditures associated with the restructuring actions and that all related restructuring activities will be completed by the end of fiscal 1997.

Results of Operations
---------------------

  Total revenues decreased 8.5% to $45,747,000 from $50,003,000 for the three-month period ended December 31, 1996, as compared to the three-month period ended December 31, 1995. Total revenues excluding revenues from the MXP product line, which was divested effective as of June 30, 1996, decreased 3.5% from $47,396,000 for the three-month period ended December 31, 1995. License fee revenues decreased 12.8% to $20,269,000 for the three-month period ended December 31, 1996, as compared to $23,257,000 for the three-month period ended December 31, 1995. License fee revenues excluding revenues from the MXP product line decreased 6.7% from $21,735,000 for the three-month period ended December 31, 1995. The decrease in license fee revenues for the three-month period ended December 31, 1996 as compared to the same period in fiscal 1996 was primarily due to the decline in license fee revenues for the PRISM products which more than offset continued growth for the MAPICS products during this period. MAPICS sales were particularly strong in North America and Europe, while PRISM sales declined in both North America and Europe.

  Services revenues decreased 4.7% to $25,478,000 for the three-month period ended December 31, 1996, as compared to $26,746,000 for the same period in fiscal 1996. Services revenues excluding revenues from the MXP product line decreased 0.7% from $25,661,000 for the three- month period ended December 31, 1995. The decrease in services revenues was primarily from decreased implementation consulting and customization revenues for the PRISM products which were partially offset by increased customer support revenues.

   Cost of licenses revenues represented 23.1% and 19.8% of license revenues for the three-month periods ended December 31, 1996 and 1995, respectively. The increase in cost of licenses revenues as a percentage of license fee revenues for the three-month period ended December 31, 1996 as compared to the same period in the prior year, was due to increased amortization of capitalized software translation costs for translating and localizing products for non-U.S. markets, as well as increased amortization of capitalized software development costs related to the MAPICS and Protean products.

  Cost of services revenues represented 57.2% and 63.9% of services revenues for the three-month periods ended December 31, 1996 and 1995, respectively. The improvement in cost of services revenues as a percentage of services revenues for the three-month period ended December 31, 1996 as compared to the same period in the prior year was due primarily to improved personnel utilization.

  Selling and marketing expense decreased $2,506,000, or 12%, for the three-month period ended December 31, 1996 as compared to the same period in fiscal 1996. This decrease was primarily related to declines in payroll and commission related expenses, resulting from headcount reductions and decreased revenues.

  Gross research and product development expenditures for the three-month period ended December 31, 1996 were $10,117,000, as compared to $10,163,000 for the same period in fiscal 1996. The expenditures for the three-month period ended December 31, 1996 as compared to the same period in fiscal 1996 reflect decreased expenditures related to the discontinuance of investments in the MXP product line, divested effective as of June 30, 1996, partially offset by greater investment in the development of current products.

  Computer software costs capitalized were $2,553,000 for the three-month period ended December 31, 1996 representing 25.2% of gross research and development expenditures. Computer software costs capitalized during the three-month period ended December 31, 1995 were $3,490,000, representing 34.3% of gross research and development expenditures.

  Therefore, product development expenses were $7,564,000 for the three-month
period ended December 31, 1996, representing 16.5% of total revenues.   Product
development expenses were $6,673,000 for the three-month period ended December 31, 1995, representing 13.3% of total revenues. The increase for the three-month period ended December 31, 1996 as compared to the same period in fiscal 1996 was primarily related to the continuing investment in all product lines, particularly the Protean products, and lower amounts of computer software costs being capitalized.

  General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, decreased by $240,000 for the three-month period ended December 31, 1996, as compared to the same period in fiscal 1996. The decrease for the three-month period ended December 31, 1996 as compared to the same period in fiscal 1996 was primarily due to decreased legal costs.

  The income tax expense for the three-month periods ended December 31, 1996 and December 31, 1995 was $1,001,000 and $828,000, respectively. The expense in each three-month period was primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions, for which U.S. tax credit utilization is currently uncertain. There was no tax benefit recorded for losses generated in the U.S. during these periods due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources
-------------------------------

  The Company has funded its activities primarily from cash generated from operations, from borrowings and from equity financings.

  Current assets decreased $6,904,000 at December 31, 1996 to $71,647,000 from $78,551,000 at September 30, 1996. This decrease was primarily due to lower cash and accounts receivable balances. The decrease in cash is attributable to cash used for restructuring related payments and investments in software development and fixed assets. The decrease in accounts receivable is primarily due to decreased revenues for the three-month period ended December 31, 1996 as compared to the three-month period ended September 30, 1996.

  Current liabilities decreased $7,052,000 at December 31, 1996 to $86,951,000 from $94,003,000 at September 30, 1996. The decrease was primarily due to the decrease in accrued expenses and other current liabilities, which reflect reductions in restructuring reserves and affiliate commissions payable. As a result, the working capital deficit decreased by $148,000 from a working capital deficit of $15,452,000 at September 30, 1996 to a working capital deficit of $15,304,000 at December 31, 1996.

  At December 31, 1996, the Company had outstanding $25,000,000 in aggregate principal amount of 9.82% unsecured subordinated notes due April 30, 2001. The terms of the subordinated debt contain financial covenants which, among other things, require the maintenance of certain financial ratios, limit the Company's ability to incur additional debt, and preclude the payment of dividends. The Company currently is in compliance with these covenants, as amended.

  In addition, the Company has a revolving credit line of $12,000,000, with borrowing availability equal to 80% of qualifying accounts receivable. Borrowings under this facility bear interest at a designated prime rate plus 1% per annum. This credit facility expires August 31, 1997. The Company's obligations under this credit facility are secured by liens on substantially all of the Company's assets. Additionally, this credit facility contains covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to additional indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, capital stock of the Company; investments and acquisitions; the merger or consolidation of the Company with any person or entity; and the disposition of any of the Company's property or assets. At December 31, 1996, the Company had no borrowings outstanding under this credit facility.

  In fiscal years 1995 and 1996, the Company recorded restructuring charges of $28,756,000 and $10,600,000, respectively. At December 31, 1996 a balance of $2,340,000 associated with these charges remained in accrued expenses and is expected to result in cash expenditures.

  The Company has used cash during fiscal years 1997, 1996 and 1995 to fund strategic investments, in particular substantial expenditures for new product development, and operating losses. For the first quarter of fiscal 1997 and for fiscal years 1996 and 1995, the Company's product development expenditures were approximately $10,117,000, $39,913,000, and $41,140,000, respectively. During the remainder of fiscal year 1997, the Company currently intends to continue to make investments in product development. The Company's objective is to fund these investments primarily with cash from improved operations. The Company's timely ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of new products, success in enhancing and selling its current AS/400-based families of products, improvements in operating productivity, and payment terms and collection of accounts receivable.

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

(a)  Exhibits

11  Statement re Computation of Per Share Earnings

27  Financial Data Schedule

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      MARCAM CORPORATION



February 10, 1997                            /s/ George A. Chamberlain, 3d
-----------------                            --------------------------------
Date                                         George A. Chamberlain, 3d
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

EXHIBIT INDEX
-------------


Exhibit
Number       Description
-------      -----------

11           Statement re Computation of Per Share Earnings

27           Financial Data Schedule