Form 10-Q
period 1997-03-31
MARCAM CORP
filed 1997-05-09
CIK 848551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one):

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1997

                                       or

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from __________ to __________.

                         Commission File Number 0-18674


                               MARCAM CORPORATION
             (Exact name of registrant as specified in its charter)

                 Massachusetts                                04-2711580
(State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                           Identification No.)

     95 Wells Avenue, Newton, Massachusetts                      02159
    (Address of principal executive offices)                  (Zip code)

  Registrant's telephone number, including area code:       (617) 965-0220
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

                          YES  [X]          NO [ ]

The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of May 6, 1997, was 11,497,260 shares.

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

                               MARCAM CORPORATION
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                                            March 31,    September 30,
                                    ASSETS                                    1997          1996
                                                                              ----          ----
Current assets:
  Cash and cash equivalents                                                 $ 20,047       $ 21,817
  Accounts receivable, net of allowances of $2,446  at
     March 31, 1997 and $2,472 at September 30, 1996                          47,848         50,602
  Prepaid expenses and other current assets                                    8,653          6,132
                                                                            --------       --------
     Total current assets                                                     76,548         78,551
                                                                            --------       --------
Property and equipment, net                                                   10,257         10,954
Computer software costs, net                                                  30,787         31,292
MAPICS intangible costs, net                                                   5,067          5,325
Other assets                                                                   2,606          6,080
                                                                           ---------       --------

     Total assets                                                           $125,265       $132,202
                                                                            ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $ 10,642       $ 13,496
  Accrued expenses and other current liabilities                              36,949         41,272
  Deferred revenue                                                            46,681         39,235
                                                                            --------       --------
     Total current liabilities                                                94,272         94,003
                                                                            --------       --------
Long-term debt                                                                25,473         25,764
Deferred income taxes                                                            824            761
                                                                            --------       --------
     Total liabilities                                                       120,569        120,528
                                                                            --------       --------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized Series D
      Convertible Preferred Stock, 225 shares issued and
          outstanding (liquidation preference of $22,500)                        225            225
      Series E Convertible Preferred Stock, 100 shares issued and
          outstanding (liquidation preference of $10,000)                        100            100
  Common stock, $.01 par value; 30,000 shares authorized;
      11,497 and 11,431 shares issued and outstanding at
      March 31, 1997 and September 30, 1996                                      115            114
  Additional paid-in capital                                                  77,268         76,602
  Accumulated deficit                                                        (71,211)       (62,795)
  Unamortized deferred compensation                                             (345)          (585)
  Cumulative translation adjustment                                           (1,456)        (1,987)
                                                                            --------       --------
     Total stockholders' equity                                                4,696         11,674
                                                                            --------       --------

  Total liabilities and stockholders' equity                                $125,265       $132,202
                                                                            ========       ========



          See accompanying Notes to Consolidated Financial Statements.

                               MARCAM CORPORATION
                      Consolidated Statements of Operations
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                        Three Months Ended            Six Months Ended
                                                             March 31,                  March 31,
                                                       1997          1996            1997          1996
                                                       ----          ----            ----          ----
Revenues:
  License                                            $17,815      $18,151          $38,084     $41,408
  Services                                            25,989       29,275           51,467      56,021
                                                     -------     --------        ---------   ---------
    Total revenues                                    43,804       47,426           89,551      97,429
                                                     -------     --------          -------     -------

Operating expenses:
  Cost of license revenues                             3,999        3,781            8,676       8,386
  Cost of services revenues                           14,533       19,441           29,118      36,538
  Selling and marketing                               18,395       19,905           36,757      40,773
  Product development                                  8,115        6,954           15,679      13,627
  General and administrative                           2,363        3,227            4,316       5,421
                                                     -------   ----------      -----------  ----------
    Total operating expenses                          47,405       53,308           94,546     104,745
                                                     -------      -------          -------    --------

Operating loss                                        (3,601)      (5,882)          (4,995)     (7,316)

Litigation settlement                                    -         (3,250)             -        (3,250)
Interest and other income                                293          555              615         935
Interest and other expense                            (1,013)        (969)          (2,035)     (1,937)
                                                     -------     --------        ---------   ---------


Loss before income tax expense                        (4,321)      (9,546)          (6,415)    (11,568)

Income tax expense                                     1,000        1,213            2,001       2,041
                                                     -------     --------        ---------   ---------
Net loss                                             $(5,321)    $(10,759)        $ (8,416)   $(13,609)
                                                     ========    =========       =========    =========

Net loss per share                                   $ (0.46)    $  (0.94)        $  (0.73)   $  (1.20)
                                                     ========    =========        =========== =========
Weighted average number of shares outstanding         11,482       11,407           11,459      11,358




          See accompanying Notes to Consolidated Financial Statements.

                               MARCAM CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                              March 31,
                                                                      1997             1996
                                                                      ----             ----
Cash flows from operating activities:
  Net loss                                                          $(8,416)        $(13,609)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
      Depreciation and amortization                                   9,074            7,671
      Provision for bad debts                                         1,481            1,114
      Deferred income taxes                                              63             (378)
      Changes in operating assets and liabilities:
        Accounts receivable                                             820              275
        Prepaid expenses and other assets                               155           (2,628)
        Accounts payable                                             (2,677)            (678)
        Accrued expenses and other current liabilities               (3,498)          (2,350)
        Deferred revenue                                              8,440           15,677
                                                                    -------         --------
          Net cash provided by operating activities                   5,442            5,094
                                                                    -------         --------

Cash flows from investing activities:
  Purchases of property and equipment                                (2,149)          (2,599)
  Additions to computer software costs                               (5,199)          (6,577)
  Purchases of short-term investments                                 -               (6,909)
  Proceeds from sale of short-term investments                        -                1,963
                                                                    -------         --------
          Net cash used for investing activities                     (7,348)         (14,122)
                                                                    -------         --------

Cash flows from financing activities:
  Principal payments on debt and capital lease obligations             (263)            (249)
  Proceeds from stock option exercises                                  240              553
  Common stock issued under Employee Stock Purchase Plan                427              369
                                                                    -------         --------
          Net cash provided by financing activities                     404              673

Effect of exchange rate changes on cash and cash equivalents           (268)            (112)
                                                                    -------         --------

Net decrease in cash and cash equivalents                            (1,770)          (8,467)

Cash and cash equivalents at beginning of the period                 21,817           27,312
                                                                    -------         --------

Cash and cash equivalents at end of the period                      $20,047         $ 18,845
                                                                    =======         ========



          See accompanying Notes to Consolidated Financial Statements.

                               MARCAM CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). As permitted by the rules of the Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

     The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

(3)  Subsequent Event
     ----------------

     On April 28, 1997, the Board of Directors of Marcam Corporation decided to divide the Company into two separate corporations: one of which will operate the portion of the business relating to its PRISM, Protean and Avantis product lines and one of which will operate the portion of the business relating to the MAPICS product line. The separation into two independent, publicly traded companies is designed to enable each to better focus on its core markets, to better serve existing customers and to finance its business. In connection with the separation, Marcam Corporation will change its name to MAPICS, Inc. ("MAPICS") and will continue the operations relating to the MAPICS product line.

     To effect the separation, Marcam Corporation will transfer to a newly formed corporation, Marcam Solutions, Inc. ("Marcam Solutions"), substantially all of the business, assets and liabilities relating to its PRISM, Protean and Avantis product lines and will contribute an aggregate of $42.0 million in cash. Of this cash contribution, the Company currently expects that $34.0 million will be represented by a promissory note (the "Note"). All of the shares of common stock of Marcam Solutions will be distributed pro rata to the stockholders of Marcam Corporation (the "Distribution").

     The Distribution is conditioned upon, among other things, (i) approval by the stockholders of Marcam Corporation and (ii) the receipt of a favorable private letter ruling from the Internal Revenue Service, or, at the option of the Board, opinions of the Company's special tax counsel and independent accountants, with respect to the tax-free nature of the Distribution.

     The Company currently intends to repay the Note and the Company's outstanding 9.82% Subordinated Notes due 2001 with an aggregate principal amount of $25.0 million (the "Subordinated Notes") with the net proceeds from an underwritten public offering of the common stock of MAPICS (the "Proposed MAPICS Public Offering") or a debt financing which would be consummated only if the Proposed MAPICS Public Offering is not completed promptly after the Distribution. On April 30, 1997, Marcam filed a Registration Statement on Form S-3 with the Commission relating to the Proposed MAPICS Public Offering. The Company currently expects the Distribution and Proposed MAPICS Public Offering to be completed during the fourth fiscal quarter ended September 30, 1997.

     Prior to the Distribution, MAPICS and Marcam Solutions intend to enter into various agreements providing for the separation of the product lines and governing various ongoing relationships between the two companies, including a distribution agreement, a general services agreement, a domestic and international facilities agreement and a tax sharing agreement.

PART I.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, fluctuations in quarterly results, particularly resulting from lengthy sales cycles, the variable size of the Company's transactions with customers and relatively fixed expenses in the short term; successful development and enhancement of the Company's products; market acceptance of the Company's products; availability of funds for the continued financing of the Company's operations and development activities; and the highly competitive nature of the Company's markets. Further information on potential factors that could affect the Company's financial results are included in filings made by the Company from time to time with the Securities and Exchange Commission (the "Commission"), including in the section entitled "Factors Affecting Future Performance" contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (0-18674).

     Marcam is a worldwide provider of enterprise applications and services for manufacturing companies. The Company's products offer comprehensive business planning and control solutions to customers' production, logistics, asset management and financial requirements.

     The Company's revenues have been derived from licensing its Protean, PRISM, Avantis and MAPICS products. For the first three quarters of 1996, the Company also derived revenues from its subsidiary, Foresight Software, Inc. ("Foresight") and its MXP product line, which was divested effective as of June 30, 1996. Each of these product lines support different customers' technology strategies. The Protean products, which utilize advanced object technology, tools and databases, are platform independent. PRISM and MAPICS products provide customer solutions implemented on the IBM AS/400. The Avantis products provide customer solutions implemented on both the IBM AS/400 and open systems, utilizing object technology.

     Marcam also derives revenue from the sale of product support and related services. Product support is offered to licensed customers generally based on agreements that are billed annually, with revenues recognized on a pro rata basis during the contract period. Services include assisting with customer implementation of licensed software, providing custom programming and system integration services, and providing educational material and instruction in the use of licensed software. Services revenues are generally tied to license revenues and are recognized as the services are delivered.

     For the quarter ended March 31, 1997, the Company recorded a net loss of $5,321,000. The net loss included an operating loss of $3,601,000. The Company's revenues for the quarter ended March 31, 1997 were less than management expected. The expenditures during the quarter, particularly the significant continued investment in the development of Protean and underutilized channel costs, had been based on expected revenues. The revenue shortfall, combined with the relatively fixed nature of the expenses over the short term, resulted in the loss. While the Company's AS/400 based businesses were profitable overall, these profits were insufficient to cover losses in Protean due to development and underutilized channel costs. The results for the quarter ended March 31, 1997 also reflect savings resulting from expense control and the restructuring efforts implemented during the second half of fiscal 1996.

     On April 28, 1997, the Board of Directors of Marcam Corporation decided to divide the Company into two separate corporations: one of which will operate the portion of the business relating to its PRISM, Protean and Avantis product lines and one of which will operate the portion of the business relating to the MAPICS product line. The separation into two independent, publicly traded companies is designed to enable each to better focus on its core markets, to better serve existing customers and to finance its business. In connection with the separation, Marcam Corporation will change its name to "MAPICS, Inc." ("MAPICS") and will continue the operations relating to the MAPICS product line.

     To effect the separation, Marcam Corporation will transfer to a newly formed corporation and wholly owned subsidiary of Marcam Corporation, Marcam Solutions, Inc. ("Marcam Solutions"), substantially all of the business, assets and liabilities relating to its PRISM, Protean and Avantis product lines and will contribute an aggregate of $42.0 million in cash. Of this cash contribution, the Company currently expects that $34.0 million will be represented by a promissory note (the "Note"). All of the shares of common stock of Marcam Solutions will be distributed pro rata to the stockholders of Marcam Corporation (the "Distribution").

     The Company currently intends to repay the Note and the Company's outstanding 9.82% Subordinated Notes due 2001 with an aggregate principal amount of $25.0 million (the "Subordinated Notes") with the net proceeds from an underwritten public offering of the common stock of MAPICS (the "Proposed MAPICS Public Offering") or a debt financing which would be consummated only if the Proposed MAPICS Public Offering is not completed promptly after the Distribution (the "Proposed Debt Financing"). On April 30, 1997, Marcam filed a Registration Statement on Form S-3 with the Commission relating to the Proposed MAPICS Public Offering. The Company currently expects the Distribution and Proposed MAPICS Public Offering to be completed during the fourth fiscal quarter ended September 30, 1997.

     The Company has initiated new reviews of its operating expense structure to assess the efficiency and effectiveness of its operations and to identify opportunities to improve profitability. The actions, if any, which result from these reviews will primarily be initiated in the third quarter of 1997.

Results of Operations
---------------------

     Total revenues decreased 7.6% to $43,804,000 from $47,426,000 and decreased 8.1% to $89,551,000 from $97,429,000 for the three- and six-month periods ended March 31, 1997, respectively, as compared to the same periods in 1996. Total revenues excluding revenues from the Foresight product line, which was divested effective as of June 30, 1996, increased 4.2% from $42,027,000 for the three-month period ended March 31, 1997, as compared to the same period in 1996. Total revenues excluding revenues from the Foresight product line for the six-month period ended March 31, 1997 were consistent with revenues for the same period in 1996. License revenues decreased 1.9% to $17,815,000 from $18,151,000 and decreased 8.0% to $38,084,000 from $41,408,000 for the three- and six-month periods ended March 31, 1997, respectively, as compared to the same periods in 1996. License revenues excluding revenues from the Foresight product line increased 17.9% from $15,108,000 and increased 3.4% from $36,844,000 for the three- and six-month periods ended March 31, 1997, respectively, as compared to the same period in 1996. The increase in license fee revenues for the three- and six-month periods ended March 31, 1997 as compared to the same periods in 1996 was primarily due to strong MAPICS license revenue, particularly within North America and Europe, offset by lower license revenue of PRISM.

     Services revenues decreased 11.2% to $25,989,000 from $29,275,000 and decreased 8.1% to $51,467,000 from $56,021,000 for the three- and six-month periods ended March 31, 1997, respectively, as compared to the same periods in 1996. Services revenues excluding revenues from the Foresight product line decreased 3.5% from $26,919,000 and decreased 2.1% from $52,579,000 for the three- and six-month periods ended March 31, 1997, respectively, as compared to the same period in 1996. The decrease in services revenues for both the three- and six-month periods ended March 31, 1997, was primarily due to decreased implementation consulting and customization revenues for the PRISM products which were partially offset by increased customer support revenues.

      Cost of license revenues represented 22.5% and 22.8% of license revenues for the three- and six-month periods ended March 31, 1997, respectively, as compared to 20.8% and 20.3% for the same periods in 1996, respectively. The increase in cost of license revenues as a percentage of license revenues for the three- and six-month periods ended March 31, 1997 as compared to the same periods in 1996 was due to increased amortization of capitalized software translation costs relating to non-U.S. markets and increased amortization of capitalized software development costs related to the MAPICS and Protean products. The percentage increase is also attributable to the decrease in license revenues for the three- and six-month periods ended March 31, 1997 as compared to the same periods in 1996.

     Cost of services revenues represented 55.9% and 56.6% of services revenues for the three- and six-month periods ended March 31, 1997, respectively, as compared to 66.4% and 65.2% for the same periods in 1996. The improvement in cost of services revenues as a percentage of services revenues for the three- and six-month periods ended March 31, 1997 as compared to the same periods in 1996 was primarily due to cost savings from expense control and the restructuring efforts implemented during the second half of fiscal year 1996. The improvement in cost of services revenues as a percentage of services revenues is also due to a $2,000,000 special provision for estimated services contract losses which was recorded within the three-month period ended March 31, 1996.

     Selling and marketing expense decreased $1,510,000, or 7.6%, and $4,016,000, or 9.9%, for the three- and six-month periods ended March 31, 1997, respectively, as compared to the same periods in 1996. These decreases were primarily related to the costs associated with the Foresight product line, which was divested effective as of June 30, 1996. The decreases related to the Foresight product line divestiture more than offset the increased marketing expenditures in 1997 related to the PRISM, Protean, Avantis and MAPICS product lines.

     Gross research and product development expenditures for the three- and six-month periods ended March 31, 1997 were $10,759,000 and $20,878,000, respectively, as compared to $10,041,000 and $20,204,000 for the same periods in 1996. The increase in gross research and product development expenses for the three- and six-months ended March 31, 1997 as compared to the same periods in 1996 is primarily due to increased development costs for the MAPICS and

Protean product lines partially offset by lower spending to translate and localize software products for international sale, and no development costs in 1997 related to the divested Foresight product line. Development spending for the PRISM product line during the three- and six-month periods ended March 31, 1997 was consistent with the level of spending during the same periods in 1996.

     Computer software costs capitalized were $2,644,000 and $5,199,000 for the three- and six-month periods ended March 31, 1997, respectively, representing 24.6% and 24.9% of gross research and development expenditures. Computer software costs capitalized during the three- and six-month periods ended March 31, 1996 were $3,087,000 and $6,577,000, respectively, representing 30.7% and 32.6% of gross research and development expenditures. The decrease as a percentage of gross expenditures was due primarily to lower translation efforts in 1997 and a lower amount of software development expenditure qualifying for capitalization.

     Therefore, product development expenses were $8,115,000 and $15,679,000 for the three- and six-month periods ended March 31, 1997, respectively, representing 18.5% and 17.5% of total revenues. For the three- and six-month periods ended March 31, 1996, product development expenses were $6,954,000 and $13,627,000, respectively, representing 14.7% and 14.0% of total revenues. The increases for the three- and six-month periods ended March 31, 1997, respectively, as compared to the same periods in 1996 were primarily related to the continuing investment in all of the Company's products and lower amounts of costs qualifying for capitalization.

    General and administrative expenses, which include the Company's finance, accounting and corporate administrative functions, decreased by $864,000 and $1,105,000 for the three- and six-month periods ended March 31, 1997, respectively, as compared to the same periods in 1996. The decrease was primarily due to a $1,000,000 special provision in 1996 for additional contract claims and legal costs.

     During the second quarter of fiscal 1996, the Company reached an agreement in principle to settle the shareholder class action litigation which was brought against the Company in August 1994. Of the $5,750,000 settlement, the Company contributed $2,750,000 from its own funds, with the remainder provided by insurance. The Company recorded a charge in the three-month period ended March 31, 1996 of $3,250,000 to cover the settlement and other related expenses.

     Interest and other income decreased $262,000 and $320,000 for the three-and six-month periods ended March 31, 1997, respectively, as compared to the same periods in 1996. These decreases were primarily related to interest earned on lower cash balances during the 1997 periods as compared to the 1996 periods.

     The income tax expense for the three- and six-month periods ended March 31, 1997 was $1,000,000 and $2,001,000, respectively. The income tax expense for the three- and six-month periods ended March 31, 1996 was $1,213,000 and $2,041,000, respectively. The expense in each period was primarily due to foreign withholding taxes and income taxes on income generated in foreign jurisdictions, for which U.S. tax credit utilization is currently uncertain. There was no tax benefit recorded for losses generated in the U.S. during these periods due to the uncertainty of realizing such benefits.

Selected Pro Forma Information
------------------------------

     Total revenues related to the PRISM, Protean and Avantis product lines decreased 23.8% to $23,018,000 from $30,205,000 and decreased 26.3% to
$45,386,000 from $61,585,000 for the three- and six-month periods ended March 31, 1997, respectively, as compared to the same periods in 1996. Total revenues excluding the revenues from the Foresight product line, which was divested effective June 30, 1996, decreased 7.2% from $24,806,000 and decreased 15.3% from $53,580,000 for the three- and six-month periods ended March 31, 1997, respectively, as compared to the same periods in 1996. The decreases in revenues are primarily due to decreases in PRISM and Protean license and implementation service revenues. The decrease in PRISM and Protean license and implementation service revenues is primarily due to fewer large transactions for the PRISM products as well as the inability to capture market opportunities for the new Protean licenses due to its customers' preference to purchase an integrated solution from a single vendor. Support revenues, excluding the Foresight product line support revenues, for the three- and six-month period ended March 31, 1997 were consistent with the same periods in 1996.

     Total operating expenses related to the PRISM, Protean and Avantis product lines decreased 23.3% to $31,398,000 from $40,933,000 and decreased 22.6% to $60,953,000 from $78,783,000 for the three- and six-month periods ended March 31, 1997, respectively, as compared to the same periods in 1996. Total expenses excluding the expenses from the Foresight product line, which was divested effective June 30, 1996, decreased 11.3% from $35,402,000 and decreased 13.5% from $69,153,000. The decrease in operating expenses excluding Foresight-related expenses is due to decreased variable costs for sales, marketing and implementation services attributable to the decrease in license and implementation services revenues. The decrease in operating costs is also due to costs savings realized from restructuring activity during the last half of fiscal year 1996. For the three-month periods ended March 31, 1997 and 1996, pro forma net loss related to the PRISM, Protean and Avantis product lines was $9,932,000 and $15,380,000, respectively. For the six-month periods ended March 31, 1997 and 1996, pro forma net loss related to the PRISM, Protean and Avantis product was $18,699,000 and $23,222,000, respectively.

     Total revenues related to the MAPICS product line increased 20.7% to $20,786,000 from $17,221,000 and increased 23.2% to $44,165,000 from $35,844,000 for the three- and six-month periods ended March 31, 1997, respectively, as compared to the same periods in 1996. The increase in revenues is primarily due to an increase in license revenues to new customers and increases in services revenues because of an increased installed base of customers.

     Total operating expenses related to the MAPICS product line increased 29.3% to $16,007,000 from $12,375,000 and increased 29.4% to $33,593,000 from
$25,961,000 for the three- and six-month periods ended March 31, 1997, respectively, as compared to the same periods in 1996. The increase in operating expenses is primarily attributable to increased variable sales and marketing costs because of increased revenues. In addition, operating expenses have increased due to higher software development expenses on related to the MAPICS products during the three- and six-month periods ended March 31, 1997, compared to the same period in 1996. For the three-month periods ended March 31, 1997 and 1996, pro forma net income related to the MAPICS product line was $2,938,000 and $2,980,000, respectively. For the six-month periods ended March 31, 1997 and 1996, pro forma net income for the MAPICS product line was $6,501,000 and $6,078,000, respectively.

Liquidity and Capital Resources
-------------------------------

     The Company has funded its activities primarily from cash generated from operations, from borrowings and from equity financing.

     Current assets decreased $2,003,000 at March 31, 1997 to $76,548,000 from $78,551,000 at September 30, 1996. This decrease was primarily due to lower cash and accounts receivable balances partially offset by higher prepaid expenses and other current assets. The decrease in cash is attributable to cash used to fund operating losses, restructuring-related payments and investments in software development and fixed assets. The decrease in accounts receivable is primarily due to decreased revenues for the three-month period ended March 31, 1997 as compared to the three-month period ended September 30, 1996. The increase in prepaid expenses and other current assets is primarily related to increased general insurance prepayments and a reclassification of certain long-term other assets to current assets due to their scheduled realization.

     Current liabilities increased $269,000 at March 31, 1997 to $94,272,000 from $94,003,000 at September 30, 1996. The increase was primarily due to the increase in deferred revenue, which resulted from the annual billing of the majority of the Company's maintenance contracts. The maintenance contracts period for the PRISM, Protean and Avantis products is predominantly from January to December, with the billing occurring in January of every year. The revenues from these maintenance contracts are deferred and recognized ratably over the contract period. The increase in deferred revenues was partially offset by decreases in accounts payable and accrued expenses and other current liabilities. These decreases were primarily due to reductions in restructuring reserves and affiliate commissions payable. As a result of the decrease in current assets and the increase in current liabilities, the working capital deficit increased by $2,272,000 from a working capital deficit of $15,452,000 at September 30, 1996 to a working capital deficit of $17,724,000 at March 31, 1997.

      During the six-month period ended March 31, 1997, operating activities provided approximately $5,442,000 of cash, as support fees received more than offset operating expenses and cash outlays for restructuring expenditures and affiliate fees. During the same period, investing activities used approximately $7,348,000 of cash primarily for the purchase of fixed assets and expenditures for software development. Financing activities during the same period provided $404,000 of cash primarily from proceeds received from the sale of stock to employees, partially offset by payments made on capitalized leases.

    At March 31, 1997, the Company had outstanding $25,000,000 in aggregate principal amount of 9.82% unsecured Subordinated Notes due April 30, 2001. The terms of the subordinated debt contain financial covenants which, among other things, require the maintenance of certain financial ratios, limit the ability to incur additional debt, and preclude the payment of dividends. The Company currently is in compliance with these covenants, as amended.

     The Company has a revolving credit line, as amended in May 1997, of $20,000,000, with borrowing availability equal to 80% of qualifying accounts receivable. Borrowings under this facility bear interest at a designated prime rate plus 1% per annum. This credit facility expires August 31, 1997. The Company's obligations under this credit facility are secured by liens on substantially all of the Company's assets. Additionally, this credit facility contains covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to additional indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, capital stock of the Company; investments and acquisitions; the merger or consolidation of the Company with any person or entity; and the disposition of any of the Company's property or assets. At March 31, 1997, the Company had no borrowings outstanding under this credit facility.

     The Company has used cash during fiscal years 1997, 1996 and 1995 to fund strategic investments, in particular substantial expenditures for new product development, and operating losses. For the first two quarters of fiscal 1997 and for fiscal years 1996 and 1995, the Company's gross product development expenditures were $20,878,000, $39,913,000, and $41,140,000, respectively.
During the remainder of fiscal year 1997, the Company currently intends to continue to make investments in product development and may need to continue funding operating losses. The Company's objective is to fund these investments primarily with cash from improved operations. The Company's timely ability to generate cash from operations depends upon, among other things, revenue growth, completion and market acceptance of new products, success in enhancing and selling its current AS/400-based families of products, improvements in operating productivity, and payment terms and collection of accounts receivable.

     There can be no assurance that the Company's operations will generate sufficient cash to finance these activities. Until operations improve to meet its cash requirements, the Company will need to rely on existing cash resources and borrowings under its credit facility. The Company currently anticipates that its available cash and borrowing capacity will be sufficient to fund operations in 1997. If, however, such sources prove insufficient in 1997, or over the longer term, the Company will be required to make changes in operations or seek additional debt or equity financing. There can be no assurance that additional debt or equity financing will be available or available with terms acceptable to the Company. In addition, there can be no assurance that the Proposed MAPICS Public Offering will be successful or completed by the current fiscal year ending September 30, 1997.

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

ITEM 4.  Submission of Matters to a vote of Security Holders

     The Annual Meeting of Stockholders was held on February 12, 1997. Present in person or by proxy were 12,823,368 shares out of the 14,728,914 shares of the Common Stock, on an as converted basis, issued and outstanding, and one share of the Company's Series C Preferred Stock, as of the close of business on the record date. At such meeting, Paul Margolis, John Campbell and William E. Ford were elected as Class III directors to the Board of Directors for three-year terms. Mr. Margolis and Mr. Campbell were elected by the holders of all classes and series of the Company's outstanding capital stock, voting together as a single class. The voting for Mr. Margolis was 10,416,516 shares for his election and 2,406,858 shares against, with no abstentions. The voting for Mr. Campbell was 12,357,416 shares for his election and 465,952 against, with no abstentions. Mr. Ford was elected as a Class III director by the holders of the Series D Preferred Stock, voting as a separate series. The voting for Mr. Ford was 225,000 shares for his election and zero shares against, with no abstentions. Edward J, Kfoury is a Class I director whose term expires in 1998, and Richard
S. Hickok and William O. Grabe are Class II directors whose term expires in 1999.

     The proposal to amend the 1994 Stock Plan to increase the number of shares of Common Stock which may be issued pursuant to said plan from 2,000,000 to 3,250,000 was ratified by the shareholders. The vote was 6,703,745 shares to amend the plan with 4,187,819 shares against and 27,112 abstentions.

     The proposal to amend the 1991 Non-Employee Director Stock Option Plan (i) to provide for an automatic grant of an option to purchase 20,000 shares of Common Stock as of the date that a person either (a) is first elected to the Board of Directors and is neither an employee nor an officer of the Company at such time, or (b) while continuing to serve on the Board of Directors, ceases to serve as an employee or officer of the Company; and (ii) to provide that each option issued pursuant to said plan on or after January 1, 1997 shall vest in equal installments over a four-year period was ratified by the stockholders. The vote was 12,048,694 shares to amend the Plan with 438,083 shares against and 43,986 abstentions.

     The selection of Coopers & Lybrand L.L.P. by the Board of Directors as auditors for the fiscal year ending September 30, 1997 was ratified by the stockholders. The vote was 12,800,368 shares for their selection, with 5,146 shares against and 17,854 abstentions.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1 Letter Agreement and Release dated February 26, 1997 between Marcam Corporation and Mr. Robert Cramer

11      Statement re Computation of Per Share Earnings

27      Financial Data Schedule

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MARCAM CORPORATION



May 9, 1997                             /s/ George A. Chamberlain, 3d
-------------                           --------------------------------
Date                                    George A. Chamberlain, 3d
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

EXHIBIT INDEX
-------------


Exhibit
Number            Description
------            -----------

10.1 Letter Agreement and Release dated February 26, 1997 between Marcam Corporation and Mr. Robert Cramer

11                Statement re Computation of Per Share Earnings

27                Financial Data Schedule