Form 10-Q
period 1997-06-30
MAPICS INC
filed 1997-08-14
CIK 848551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one):

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended June 30, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to          .
                                    ---------    ---------

                         Commission File Number 0-18674


                                  MAPICS, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                      04-2711580
         -------------                                      ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

5775-D Glenridge Drive, Atlanta, Georgia                       30328
----------------------------------------                       -----
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:           (404) 705-3000
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

        MARCAM CORPORATION, 95 Wells Avenue, Newton, Massachusetts, 02159
        -----------------------------------------------------------------
                     (Former name and address of registrant)


The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 6, 1997, was 17,596,877 shares.

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements


                                  MAPICS, INC.
                             Combined Balance Sheets
                                 (In Thousands)
                                   (Unaudited)



                                                        June 30,      June 30,    September 30,
                                                           1997         1997          1996
                                                        --------      --------     ----------
                                                                     Pro Forma
                       ASSETS

Current assets:
  Cash and cash equivalents                              $  846        $ 1,005        $ 378
  Accounts receivable, net of allowances of $1,750 at
     June 30, 1997 and $1,240 at September 30, 1996      20,873         20,873       20,518
  Prepaid expenses and other current assets               2,752          2,752          487
                                                         ------          -----     --------
     Total current assets                                24,471         24,630       21,383
Property and equipment, net                               2,806          2,806        2,992
Computer software costs, net                             15,795         15,795       15,705
Other intangible costs, net                               4,981          4,981        5,325
                                                          -----          -----        -----
    Total assets                                        $48,053        $48,212      $45,405
                                                        =======        =======      =======

              LIABILITIES AND EQUITY

Current liabilities:
  Accounts payable                                      $ 5,225        $ 5,225      $ 5,308
  Accrued expenses and other current liabilities         14,527         14,527       11,457
  Deferred revenue                                       21,135         21,135       18,563
                                                         ------         ------       ------
       Total current liabilities                         40,887         40,887       35,328
Long-term debt                                               --          6,406           --
Deferred income taxes                                       436            436          884
                                                        -------       --------     --------
     Total liabilities                                   41,323         47,729       36,212
Commitments and contingencies
Divisional equity                                         6,730             --        9,193
Stockholders' equity                                         --            483          --
                                                        -------       --------     --------
  Total liabilities and equity                          $48,053        $48,212      $45,405
                                                        =======        =======      =======



            See accompanying Notes to Combined Financial Statements.

                                  MAPICS, INC.
                        Combined Statements of Operations
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                         Three Months Ended       Nine Months Ended
                                               June 30,                June 30,
                                         1997          1996        1997         1996
                                         ----          ----        ----         ----
Revenues:
  License                                $12,177     $9,810       $37,505     $30,311
  Services                                 9,820      8,319        28,657      23,662
                                         -------     ------      --------   ---------
    Total revenues                        21,997     18,129        66,162      53,973
                                         -------     ------       -------     -------

Operating expenses:
  Cost of license revenues                 2,233      1,429         6,362       4,455
  Cost of services revenues                2,877      2,300         8,178       6,873
  Selling and marketing                    7,439      6,321        22,273      19,349
  Product development                      2,535      1,415         7,504       4,537
  General and administrative               2,052      2,005         6,412       4,217
                                           -----      -----         -----       -----
    Total operating expenses              17,136     13,470        50,729      39,431
                                         -------     ------        ------     -------

Income before income tax expense           4,861      4,659        15,433      14,542

Income tax expense                         1,871      1,794         5,942       5,599
                                         -------     ------       -------    --------
Net income                               $ 2,990     $2,865       $ 9,491      $8,943
                                         =======     ======       =======      ======

Pro forma net income per common share    $  0.16                  $  0.49
                                         =======                  =======

Pro forma weighted average number of
    common and common equivalent
    shares outstanding                    19,262                   19,297
                                          ======                   ======


            See accompanying Notes to Combined Financial Statements.

                                  MAPICS, INC.
                        Combined Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                   June 30,
                                                              1997        1996
                                                              ----        ----
Cash flows from operating activities:
  Net income                                                 $9,491      $8,943
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                            1,019         562
      Amortization                                            3,649       2,853
      Provision for bad debts                                   949         260
      Deferred income taxes                                    (490)        484
      Changes in operating assets and liabilities:
        Accounts receivable                                  (1,225)       (243)
        Prepaid expenses and other assets                    (1,987)       (125)
        Accounts payable                                        (82)       (670)
        Accrued expenses and other current liabilities        3,112      (2,425)
        Deferred revenue                                      2,572       2,777
                                                              -----      ------
          Net cash provided by operating activities          17,008      12,416

Cash flows from investing activities:
  Purchases of property and equipment                          (833)     (1,074)
  Additions to computer software costs                       (3,753)     (5,138)
                                                             -------     -------
         Net cash used for investing activities              (4,586)     (6,212)

Cash flows from financing activities:
  Net transfers to Marcam Corporation                       (11,954)     (6,232)
                                                            --------     -------
          Net cash used for financing activities            (11,954)     (6,232)
                                                            --------     -------

Net increase (decrease) in cash                                 468         (28)
Cash at beginning of the period                                 378         226
                                                                ---        ----

Cash at end of the period                                    $  846       $ 198
                                                             ======       =====


            See accompanying Notes to Combined Financial Statements.

                                  MAPICS, INC.
                     Notes to Combined Financial Statements
                                   (Unaudited)


(1)  Reporting Entity
     ----------------

     On July 29, 1997, Marcam Corporation spun off in a tax-free distribution the portion of its business relating to its PRISM, Protean and Avantis product lines. In connection with the distribution, Marcam Corporation transferred to Marcam Solutions, Inc. ("Marcam Solutions"), a new wholly owned subsidiary of Marcam Corporation, substantially all of the business, assets and liabilities relating to its PRISM, Protean and Avantis product lines and an aggregate of $39.0 million in cash in exchange for (i) the assumption by Marcam Solutions of certain liabilities and obligations relating to the business to be conducted by Marcam Solutions, (ii) a number of shares of common stock of Marcam Solutions sufficient for Marcam Corporation to make the distribution and (iii) warrants to purchase an aggregate of 500,000 shares of common stock of Marcam Solutions. Marcam Corporation distributed all of its ownership interest in Marcam Solutions by means of a distribution on July 29, 1997 to its stockholders of record on July 23, 1997 (the "Distribution"). In connection with the Distribution, Marcam Corporation changed its name from "Marcam Corporation" to "MAPICS, Inc." ("MAPICS" or the "Company"). MAPICS will continue the operations relating to the MAPICS product line.

     Although the common stock of Marcam Solutions was distributed to Marcam Corporation's stockholders, the Distribution is being recorded for accounting purposes as a disposal by Marcam Solutions of the business conducted by MAPICS, due to the relative significance of the business conducted by Marcam Solutions. The financial statements of MAPICS for reporting periods after the Distribution will consist solely of the separate financial statements of MAPICS and will not correspond to the historical consolidated financial statements of Marcam Corporation.

(2)  Basis of Presentation
     ---------------------

     The accompanying unaudited combined financial statements of MAPICS in this Form 10-Q have been prepared using Marcam Corporation's historical basis in the assets and liabilities and historical results of operations related to the MAPICS product lines. These combined financial statements generally reflect the financial position, results of operations, and cash flows of MAPICS as if it were a separate entity for the periods presented. Certain costs and expenses presented in these financial statements have been allocated based on management's estimates of the costs of services provided to MAPICS by Marcam Corporation. Management believes that these allocations are reasonable. However, the financial information included herein may not necessarily reflect the combined financial position, results of operations, and cash flows of MAPICS in the future, or what they would have been had MAPICS been a separate entity during the periods presented.

     The accompanying unaudited combined financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). As permitted by the rules of the Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's final prospectus filed with the Securities and Exchange Commission on July 30, 1997 pursuant to Rule 424(b)(4) of the Securities Act of 1933.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

(3)  Subsequent Events
     -----------------

     On July 25, 1997, Marcam Corporation borrowed $64.0 million (the "Debt Financing"). The net proceeds from the Debt Financing were used to make the $39.0 million transfer by Marcam Corporation to Marcam Solutions in connection with the Distribution and to repay Marcam Corporation's $25 million 9.82% Subordinated Notes due 2001 (the "Subordinated Notes"). The indebtedness incurred in the Debt Financing bore interest at the rate of 9.0% and was payable on August 4, 1997. For accounting purposes, the financial statements of MAPICS will reflect the assumption and repayment of the Subordinated Notes, excluding the prepayment penalty and accrued interest that will be recorded by Marcam Solutions.

     During August 1997, the Company executed a senior secured revolving credit and term loan facility. The Company may borrow up to $15 million for general corporate purposes under the revolving credit facility and has borrowed the maximum amount available of $6.4 million under the term loan facility. The current borrowing under the term loan facility bears interest at the rate of 9.0% . The principal of the term loan under the credit facility is be payable in installments beginning on September 30, 1998 and ending on December 31, 1999. Any revolving credit loans under the credit facility will mature on June 30, 2000. The facility provides for prime and LIBOR based interest rate options. As of August 11, 1997, no borrowings were outstanding under the revolving credit facility. The borrowing availability for revolving credit loans and the rate of interest vary depending upon specified financial ratios. The credit facility contains covenants which, among other things, require that the Company maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the occurrence of indebtedness, liens, capital leases; the payment of dividends on, and the redemption or repurchase of, capital stock of the Company; investments and acquisitions; the merger of consolidation of the Company with any person or entity; and the disposition of any of the Company's properties or assets.

     During August 1997, the Company consummated an underwritten public offering of 6.9 million shares of its common stock (the "Offering"), raising net proceeds of approximately $55.7 million, after deducting offering costs. The proceeds of the Offering and borrowings of $6.4 million under the term loan credit facility were used to repay the $64.0 million indebtedness from the Debt Financing.

     Prior to the Distribution, Marcam Corporation and Marcam Solutions entered into various agreements providing for the separation of the product lines and governing various ongoing relationships between the two companies, including a distribution agreement, a general services agreement and a tax sharing agreement.

(4)  Pro Forma Balance Sheet Presentation
     ------------------------------------

     The accompanying pro forma unaudited combined balance sheet as of June 30, 1997 gives effect to the following events occurring subsequent to the balance sheet date: (i) the borrowing of $64.0 million in connection with the Debt Financing, (ii) the capital contribution of $39.0 million by the Company to Marcam Solutions, (iii) the assumption and repayment of Marcam Corporation's $25.0 million Subordinated Notes, (iv) the Distribution, (v) the Offering and the initial cash proceeds of $55.7 million therefrom, (vi) the repayment of the $64.0 million indebtedness incurred in the Debt Financing and (vii) the borrowing of $6.4 million under the term loan credit facility. The pro forma balance sheet does not give effect to the future payment of offering costs which are estimated to be $2.0 million.

(5)  Commitments and Contingencies
     -----------------------------

     The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's future financial position or results of operations.

     Pursuant to the tax sharing agreement between Company and Marcam Solutions, Marcam Solutions is generally responsible for certain state, local and foreign taxes for periods ending on or before the date of the Distribution, and the Company is responsible for all other taxes for such periods. In addition, the Company is generally liable for any taxes arising out of the Distribution.

(6)  Income Taxes
     ------------

     Historically, the operations represented by MAPICS have been included in the consolidated U.S. Federal and certain state and foreign income tax returns filed by Marcam Corporation. Income tax expense has been calculated on a separate-return basis. Income taxes paid by Marcam Corporation on behalf of MAPICS are included in divisional equity. After the Distribution, MAPICS will file separate income tax returns.

(7)  Unaudited Pro Forma Net Income Per Share
     ----------------------------------------

     Unaudited pro forma net income per share gives effect to the Distribution. The calculation of pro forma weighted average number of shares outstanding includes (i) the weighted average number of common shares outstanding of Marcam Corporation (11,498,000 shares and

11,472,000 shares, respectively, for the three- and nine-month periods ended June 30, 1997); (ii) the weighted average number of common equivalent shares from the assumed exercise of dilutive stock options, warrants and convertible preferred stock of Marcam Corporation (3,431,000 shares and 3,492,000 shares, respectively, for the three- and nine-month periods ended June 30, 1997), and
(iii) the number of shares of common stock from the public offering of MAPICS common stock whose proceeds are deemed to be used to pay the capital contribution of $39.0 million to Marcam Solutions, based on the offering price of $9.00 per share (4,333,000 for the three- and nine-month periods ended June 30, 1997). Pro forma fully diluted net income per share does not differ materially from reported pro forma primary net income per share.

PART I.

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the combined financial statements and related notes thereto appearing elsewhere herein. This discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Factors that may cause such a difference include but are not limited to those discussed in the section entitled "Risks Factors" contained in the Company's final prospectus filed with the Securities and Exchange Commission on July 30, 1997 pursuant to Rule 424(b)(4) of the Securities Act of 1933. The Company's actual results could differ materially from those discussed herein.

Overview
--------

The MAPICS product line was initially introduced by International Business Machines Corporation ("IBM") in 1978 to provide integrated application software for accounting, manufacturing and logistics for mid-size manufacturers. In February 1993, Marcam Corporation acquired the exclusive marketing and licensing rights to the MAPICS products from IBM and began managing the development and support of the MAPICS products. In September 1995, Marcam Corporation acquired all of the outstanding capital stock of the company that owned the MAPICS products. The combined financial statements and other financial information included in this document have been prepared using Marcam Corporation's historical basis in the assets, liabilities and historical results of operations of the business related to the MAPICS products.

The Company generates revenues primarily from licensing its software. When it first licenses its software, the Company receives both an initial license fee and a periodic license fee. The periodic license fee, which is typically paid annually in advance thereafter, entitles the customer to continue using the software and to receive certain support services. If a customer does not renew its periodic license, it is no longer entitled to use the Company's software. The Company believes this licensing arrangement provides it with recurring revenues from its installed base of customers and enables customers to take advantage of new releases and enhancements of its software. Initial license fees are recorded as license revenues, and periodic license fees are recorded as services revenues and recognized ratably over the period.

The Company's cost structure is designed so that a significant portion of its costs vary in direct relation to license revenues, particularly its selling and marketing expenses and cost of license revenues. The MAPICS products are sold primarily through the Company's network of independent local affiliates, with support from the Company's sales management. The Company's single largest expense is commissions paid to these affiliates, which are based on the revenues they generate from selling licenses to the MAPICS products. The Company currently expects that as its affiliates generate increasing license revenues, selling and marketing expenses will decrease as a percentage of revenues because of the relatively fixed cost of the Company's direct selling and marketing activities. The affiliates, not the Company, provide the Company's customers with consulting and implementation services relating to the MAPICS products. As a result, the Company neither receives revenues from providing consulting and implementation services, nor bears the fixed costs inherent in maintaining a services business.

In Japan and certain Eastern European countries, the Company utilizes resellers rather than affiliates to distribute the MAPICS products and the Company records as license revenues the net royalties received from the resellers without any corresponding commission expenses. From 1994 to 1996, net royalties received from such resellers decreased from 17.0% to 1.3% of total license revenues. The Company's strategy has been to replace these resellers with affiliates in order to provide the Company with a more direct relationship with its customers. This shift generally has resulted in an increase in selling and marketing expense as a percentage of revenues and a decrease in the operating margin percentage. The Company believes that the proportion of reseller sales to total license revenues will remain relatively constant for the foreseeable future.

Cost of license revenues consists primarily of royalties paid to Solution Partners with respect to products licensed by the Company and amortization of software development costs. The Company expects that cost of license revenues will vary based on the mix of products licensed during the applicable period between Company-developed products and Solution Partner-developed products. The Company licenses from its Solution Partners complementary software products which have been integrated into the MAPICS product line. When the Company licenses a Solution Partner product to a customer, the Company pays a royalty to the Solution Partner. As a result, a significant portion of its cost of license revenues varies in direct relation to license revenues based on Solution Partners' products. Through its Solution Partner arrangements, the Company has been able to both enhance the functionality of its existing products and introduce new products utilizing this variable cost approach to expand its product offerings. During the past three fiscal years, the mix of products licensed by the Company has included increasing percentages of Solution Partner products, which has resulted in both increasing revenues and royalty costs.

The Company's capitalized software development costs result primarily from internal software development activities and the translation of software into various foreign languages. The Company has typically amortized its capitalized software development and translation costs over five years. As of June 30, 1997, the Company's balance sheet reflected approximately four years of accumulated capitalized software development costs, because the Company did not begin capitalizing software until the acquisition of the exclusive marketing and licensing rights to the MAPICS products in February 1993. Consequently, the Company currently expects amortization of these costs to continue to increase through fiscal 1998, when five years of software development costs will have been capitalized. In addition, in fiscal 1997 the Company made a decision to amortize its 1997 and future translation expenditures over a revised useful life of two years rather than five years. This decision resulted, beginning in the first quarter of fiscal 1997, and will continue to result, in an increase in amortization expense compared with fiscal 1996.

In the U.S. and Canada, the Company is the provider of support services (primarily via telephone) to its customers. Elsewhere, the Company engages local affiliates to provide varying degrees of support services for a fee. For certain Solution Partner-developed products, the Solution Partners provide varying levels of support for a fee. The costs of the Company's direct support services and the fees paid to affiliates and Solution Partners for providing support services are recorded as costs of services revenues.

In 1996, the Company reduced its level of spending on product development activities other than translation of products ("core product development") because, at the time, Marcam Corporation anticipated that the MAPICS products would use certain technologies being developed in connection with its Protean and Avantis product lines. Subsequently, the Company determined that such a development strategy was not consistent with the demands of its target market and commenced a revised development strategy which will allow future platform independence. The Company anticipates continuing its efforts to develop additional versions of certain of its applications to run on Microsoft's NT server platforms. The Company does not believe that the product development expenses associated with such additional versions will materially affect results of operations or liquidity. The Company currently anticipates that core product development expenditures will increase as a percentage of revenues to levels more consistent with those of 1994 and 1995. Costs of establishing technological feasibility of computer software products are charged to product development expense as they are incurred. Consequently, the Company's operating results may be affected adversely by significant changes in the level of product development investments.

Certain expenses presented in the combined financial statements and other financial information included in this report have been allocated based on management's estimates of the cost of services provided to the Company by Marcam Corporation. The Company's management believes that these allocations are reasonable. The combined financial statements and other financial information included in this document, however, may not necessarily reflect the combined financial position, results of operations and cash flows of the Company had it operated as a separate entity during the periods presented, or what they may be in the future.


Results of Operations
---------------------

   Nine Months ended June 30, 1997 Compared to Nine Months ended June 30, 1996

Revenues. The Company generates revenues from licensing its software. Total revenues increased 22.6% to $66.2 million for the nine months ended June 30, 1997 from $54.0 million for the nine months ended June 30, 1996. License revenues increased 23.7% to $37.5 million for the nine months ended June 30, 1997 from $30.3 million for the nine months ended June 30, 1996. This increase resulted primarily from an increase of license sales to new customers, and to a lesser extent, an increase of license sales to existing customers for new sites, upgraded systems and additional modules, particularly in the U.S., Canada and the Europe, Middle East and Africa region ("EMEA"). Services revenues increased 21.1% to $28.7 million for the nine months ended June 30, 1997 from $23.7 million for the nine months ended June 30, 1996, principally due to the increase in the Company's installed customer base and additional optional support offerings that were made available in the second quarter of fiscal 1996 in EMEA to customers who had historically licensed MAPICS products from IBM without support services.

Cost of License Revenues. Cost of license revenues consists primarily of royalties paid to Solution Partners with respect to products licensed by the Company and amortization of capitalized software development costs. Cost of license revenues increased 42.8% to $6.4 million for the nine months ended June 30, 1997 from $4.5 million for the nine months ended June 30, 1996. These costs increased as a percentage of license revenues to 17.0% from 14.7% for the nine months ended June 30, 1997 and 1996, respectively. These increases were primarily due to increased royalty costs as the volume of Solution Partner products licensed by the Company increased from the 1996 period to the 1997 period and increased amortization of capitalized software development and translation costs which resulted from the increased capitalized software asset.

Cost of Services Revenues. Cost of services revenues consists primarily of personnel costs related to the ongoing maintenance and support of the MAPICS products, fees paid to affiliates outside the U.S. and Canada to provide certain support services in those regions, and the fees paid to Solution Partners to provide similar services with respect to their products. Cost of services revenues increased 19.0% to $8.2 million for the nine months ended June 30, 1997 from $6.9 million for the nine months ended June 30, 1996, primarily as a result of the increased fees paid to affiliates and Solution Partners for providing support services. As a percentage of services revenues, these costs decreased to 28.5% from 29.0% for the nine months ended June 30, 1997 and 1996, respectively. This decrease resulted primarily from the relatively fixed personnel costs in the Company's support services organization which were offset in part by the increased fees paid to Solution Partners and affiliates for support services in the 1997 period.

Selling and Marketing. Selling and marketing expenses consist primarily of commissions paid to the Company's independent affiliates, compensation for the Company's sales and marketing personnel and direct costs associated with the Company's marketing campaigns. Selling and marketing expenses increased 15.1% to $22.3 million for the nine months ended June 30, 1997 from $19.3 million for the nine months ended June 30, 1996. This increase in the 1997 period was due primarily to increased commissions earned by affiliates on increased license revenues. As a percentage of revenues, selling and marketing expenses decreased to 33.7% from 35.9% for the nine months ended June 30, 1997 and 1996, respectively. This decrease resulted primarily from the Company's direct selling and marketing costs being relatively fixed in nature.

Product Development. Product development expenses consist primarily of compensation for software engineering personnel and independent contractors retained to assist in the Company's product development efforts. Costs of establishing technological feasibility of computer software products are charged to product development expense as they are incurred. Thereafter, certain software development costs and the cost of translating software products into different foreign languages are capitalized in accordance with the Statement of Financial Accounting Standards No. 86. Capitalized software development costs are amortized over the useful lives of such products, which are generally five years (except for translation expenditures capitalized in 1997 which are being amortized over two years). Amortization expense is charged to cost of license revenues.

Overall, product development expenses increased 65.4% to $7.5 million for the nine months ended June 30, 1997 from $4.5 million for the nine months ended June 30, 1996 and increased as a percentage of revenues to 11.3% from 8.4% for the nine months ended June 30, 1997 and 1996, respectively. These increases resulted primarily from lower costs qualifying for capitalization in 1997 than in 1996 due to the Company's core development efforts and an overall increase in gross product development expenditures. See "Overview."

Gross core development expenditures increased 27.8% to $9.1 million for the nine months ended June 30, 1997 from $7.1 million for the nine months ended June 30, 1996. This increase was primarily due to increased development expenditures as a result of the Company's change in product development strategy. See "Overview." The amounts of core development expenditures capitalized for the nine months ended June 30, 1997 and 1996 were $1.7 million and $2.8 million, respectively, representing 20.0% and 36.9% of gross core development expenditures during those periods. The amounts of development expenditures capitalized during the period decreased because a higher proportion of development expenditures were related to the establishment of technological feasibility of the products under the Company's revised development strategy. Gross translation expenditures decreased 15.4% to $2.2 million for the nine months ended June 30, 1997 from $2.6 million for the nine months ended June 30, 1996. Translation expenditures are typically project related and the timing of these expenditures is subject to change from period to period. The amounts of translation costs capitalized for the nine months ended June 30, 1997 and 1996 were $2.1 million and $2.4 million, respectively, representing 94.6% and 92.9%, respectively, of gross translation expenditures during those periods.

General and Administrative. General and administrative expenses consist primarily of salaries of executive, financial, legal and administrative personnel, outside professional and service fees and provisions for bad debts. General and administrative expenses increased 52.1% to $6.4 million for the nine months ended June 30, 1997 from $4.2 million for the nine months ended June 30, 1996 due primarily to increases in facilities and personnel costs in EMEA during the first six months of 1997 as compared to the same period in 1996. General and administrative expenses represented 9.7% of revenues for the nine months ended June 30, 1997 as compared to 7.8% for the nine months ended June 30, 1996. The level of general and administrative expenses for the 1996 period was relatively low because the Company recorded less bad debt expense due to available reserves.

Provision for Income Taxes. Income tax expense represented 38.5% of income before tax expense for the nine months ended June 30, 1997 and 1996. The effective tax rates for both periods exceeded the statutory federal rate largely due to the impact of state income taxes, but were partially offset by research and experimentation credits.

  Three Months ended June 30, 1997 Compared to Three Months ended June 30, 1996

Revenues. Total revenues increased 21.3% to $22.0 million for the three months ended June 30, 1997 from $18.1 million for the three months ended June 30, 1996. License revenues increased 24.1% to $12.2 million for the three months ended June 30, 1997 from $9.8 million for the three months ended June 30, 1996. This increase resulted primarily from an increase of license sales to new customers, and also an increase of license sales to existing customers for new sites, upgraded systems and additional modules, particularly in the U.S. and Canada. Services revenues increased 18.0% to $9.8 million for the three months ended June 30, 1997 from $8.3 million for the three months ended June 30, 1996 principally due to the increase in the Company's installed customer base.

Cost of License Revenues. Cost of license revenues increased 56.2% to $2.2 million for the three months ended June 30, 1997 from $1.4 million for the three months ended June 30, 1996. These costs increased as a percentage of license revenues to 18.3 % from 14.6 % for the three months ended June 30, 1997 and 1996, respectively. These increases were primarily due to increased royalty costs as the volume of Solution Partner products licensed by the Company increased from the 1996 period to the 1997 period and increased amortization of capitalized software development and translation costs which resulted from the increased capitalized software asset.

Cost of Services Revenues. Cost of services revenues increased 25.1% to $2.9 million for the three months ended June 30, 1997 from $2.3 million for the three months ended June 30, 1996, primarily as a result of the increased fees paid to affiliates and Solution Partners for providing support services. As a percentage of services revenues, these costs increased to 29.3 % from 27.7 % for the three months ended June 30, 1997 and 1996, receptively. The increase resulted primarily from the increased fees paid to Solution Partners and affiliates for support services and increased costs of personnel and facilities in the Company's North American support services organization in the 1997 period.

Selling and Marketing. Selling and marketing expenses increased 17.7% to $7.4 million for the three months ended June 30, 1997 from $6.3 million for the three months ended June 30, 1996. This increase in the 1997 period was due primarily to increased commissions earned by affiliates on increased license revenues. As a percentage of revenues, selling and marketing expenses decreased to 33.8% from 34.9% for the three months ended June 30, 1997 and 1996, respectively. This decrease resulted primarily from the Company's direct selling and marketing costs being relatively fixed in nature.

Product Development. Product development expenses increased 79.2% to $2.5 million for the three months ended June 30, 1997 from $1.4 million for the three months ended June 30, 1996 and increased as a percentage of revenues to 11.5 % from 7.8 % for the three months ended June 30, 1997 and 1996, respectively. These increases resulted primarily from lower costs qualifying for capitalization in 1997 than in 1996 due to the Company's core development efforts and an overall increase in gross development expenditures. See "Overview."

Gross core development expenditures increased 59.1% to $3.0 million for the three months ended June 30, 1997 from $1.9 million for the three months ended June 30, 1996. This increase was primarily due to increased development expenditures as a result of the Company's change in product development strategy. See "Overview." The amounts of core development expenditures capitalized for the three months ended June 30, 1997 and 1996 were $0.6 million each, representing 18.7% and 30.9% of gross core development expenditures during those periods. The amounts of development expenditures capitalized during the period decreased as a percentage of gross core development expenditures because a higher proportion of development expenditures were related to the establishment of technological feasibility of products under the Company's revised development strategy. Gross translation expenditures increased 28.7% to $0.9 million for the three months ended June 30, 1997 from $0.7 million for the three months ended June 30, 1996. Translation expenditures are typically project related and the timing of these expenditures is subject to change from period to period. The amounts of translation costs capitalized for the three months ended June 30, 1997 and 1996 were $0.8 million and $0.6 million respectively, representing 95.9% and 90.3% of gross translation expenditures during those periods.

General and Administrative. General and administrative expenses increased 2.3% to $2.1 million for the three months ended June 30, 1997 from $2.0 million for the three months ended June 30, 1996. This increase was due to slightly higher costs related to personnel and facilities. General and administrative expenses represented 9.3% of revenues for the three months ended June 30, 1997 as compared to 11.1% for the three months ended June 30, 1996. The decrease as a percentage of revenues was due primarily to the relatively fixed cost nature of general and administrative expenses.

Provision for Income Taxes. Income tax expense represented 38.5% of income before tax expense for the three months ended June 30, 1997 and 1996. The effective tax rates for both periods exceeded the statutory federal rate largely due to the impact of state income taxes, partially offset by research and experimentation credits.

Liquidity and Capital Resources
-------------------------------

The Company has funded its operations and capital expenditures primarily through cash generated from operations. Historically, the Company has remitted its excess cash from operations to Marcam Corporation. During the nine months ended June 30, 1997, the Company transferred net cash of $12.0 million to Marcam Corporation. As of June 30, 1997, the Company had $0.85 million of cash and a working capital deficit of $16.4 million.

Cash provided by operations was $17.0 million for the nine months ended June 30, 1997. During the nine months ended June 30, 1997, working capital changes included an increase in deferred revenue as a result of growth in services revenues and an increase in accrued expenses due to increased affiliate commissions and employee bonuses payable. These increases were offset partially by an increase in accounts receivable and prepaid expenses.

Cash used for investing activities was $4.6 million for the nine months ended June 30, 1997. During the nine months ended June 30, 1997, the Company used cash for investing activities primarily related to software development and translation and purchases of property and equipment.

On July 25, 1997, Marcam Corporation borrowed $64.0 million (the "Debt Financing"). The net proceeds from the Debt Financing were used to make the $39.0 million cash transfer by Marcam Corporation to Marcam Solutions in connection with the Distribution and to repay Marcam Corporation's $25 million of 9.82% Subordinated Notes due 2001 (the "Subordinated Notes"). The indebtedness incurred in the Debt Financing bore interest at the rate of 9.0% and was payable on August 4, 1997.

During August 1997, the Company consummated an underwritten public offering of
6.9 million shares of its common stock (the "Offering"), raising net proceeds of approximately $55.7 million, after deducting offering costs. The proceeds of the Offering and borrowings of $6.4 million under the term loan credit facility described below were used to repay the $64.0 million indebtedness from the Debt Financing.

During August, 1997, the Company executed a senior secured revolving credit and term loan facility. The Company may borrow up to $15 million for general corporate purposes under the revolving credit facility and has borrowed the maximum amount available of $6.4 million under the term loan facility. The current borrowing under the term loan facility bears interest at the rate of 9.0% . The principal of the term loan under the credit facility is be payable in installments beginning on September 30, 1998 and ending on December 31, 1999. Any revolving credit loans under the credit facility will mature on June 30, 2000. The facility provides for prime and LIBOR based interest rate options. As of August 11, 1997, no borrowings were outstanding under the revolving credit facility. The borrowing availability for revolving credit loans and the rate of interest vary depending upon specified financial ratios.

The credit facility contains covenants which, among other things, requires that the Company maintain certain financial ratios and imposes certain limitations or prohibitions on the Company with respect to the occurrence of indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, capital stock of the Company; investments and acquisitions; the merger or consolidation of the Company with any person or entity; and the disposition of any of the Company's properties or assets. The Company's obligations under the credit facility are secured by liens on substantially all of the Company's assets.

In connection with the Debt Financing, Marcam Corporation's $20.0 million revolving credit facility was terminated on July 25, 1997.

Pursuant to the tax sharing agreement between the Company and Marcam Solutions, Marcam Solutions is generally responsible for certain state, local and foreign taxes for periods ending on or before the date of the Distribution, and the Company is responsible for all other taxes for such periods. In addition, the Company is generally liable for any taxes arising out of the Distribution. Taxes arising out of the Distribution, principally foreign income taxes, are currently expected to approximate $0.7 million.

As of June 30, 1997, the Company did not have any material commitments for capital expenditures. The Company anticipates that its capital requirements for the last three months of fiscal 1997 will be approximately $0.7 million. The Company's aggregate minimum lease payments for the remainder of fiscal 1997 are expected to be $0.3 million.

The Company believes that the cash flows from operations and available borrowings will be sufficient to meet the Company's working capital and capital expenditure needs at least until the end of fiscal year 1998.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

     On July 17, 1997, a Special Meeting of Stockholders of Marcam Corporation was held. Present in person or by proxy were 13,441,300 shares out of the 14,785,010 shares of the Common Stock, on an as converted basis issued and outstanding, as of the close on the record date.

     The proposal to approve the distribution by Marcam Corporation of all of the outstanding shares of common stock, par value $.01 per share (the "Marcam Solutions Common Stock"), of Marcam Solutions, Inc., a Delaware corporation and wholly owned subsidiary of Marcam Corporation (Marcam Solutions), to Marcam Corporation stockholders on the record date for the distribution and certain related asset transfers and reorganization transactions, including the transfer by Marcam to Marcam Solutions of the business, assets, and liabilities of the portion of Marcam's business related to the PRISM, Protean and Avantis product lines and an aggregate of $39 million in cash (collectively, the "Distribution"), was approved by the stockholders. The vote was 11,096,601 shares to approve the Distribution with 12,940 shares against and 11,741 abstentions.

     The proposal to approve the amendment to Marcam Corporation's Restated Articles of Organization to change the name of Marcam Corporation from "Marcam Corporation" to "MAPICS, Inc." was approved by the shareholders. The vote was 11,274,377 shares to approve the amendment with 8,061 shares against and 15,436 abstentions.

     The proposal to approve an amendment to Marcam Corporation's Restated Articles of Organization to increase the number of shares of Marcam Corporation's common stock, par value $.01 per share, that the Company is authorized to issue from 30,000,000 shares to 50,000,000 shares was approved by the shareholders. The vote was 13,360,930 shares to approve the amendment with 65,284 shares against and 15,086 abstentions.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

27   Financial Data Schedule

(b)  Reports on Form 8-K

     The Company (Marcam Corporation) filed a Current Report on form 8-K with the Securities and Exchange Commission dated April 28, 1997, which reported pursuant to Item 5 certain pro forma financial information for Marcam Solutions, Inc. to be formed as a wholly owned subsidiary of Marcam Corporation, which was amended on July 3, 1997.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     MAPICS, Inc.



August 14, 1997                      /s/ William J. Gilmour
------------------                   ----------------------------------
Date                                 William J. Gilmour
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

EXHIBIT INDEX
-------------


Exhibit
Number      Description
------      -----------

27           Financial Data Schedule