Form 10-K
period 1997-09-30
MAPICS INC
filed 1997-12-23
CIK 848551

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                                   FORM 10-K
                             ---------------------

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER: 000-18674

                                  MAPICS, INC.
             (Exact name of registrant as specified in its charter)

                    MASSACHUSETTS                                           04-2711580
                   (State or other                                       (I.R.S. Employer
           jurisdiction of incorporation)                               Identification No.)

                             5775-D GLENRIDGE DRIVE
                             ATLANTA, GEORGIA 30328
                    (Address of principal executive offices)
                                 (404) 705-3000
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]       No  [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $203,563,415 at December 1, 1997, based on the closing sale price of $11.00 per share for the Common Stock on such date on the Nasdaq National Market.
     The number of shares of the registrant's Common Stock outstanding at December 1, 1997 was 18,532,638.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on February 3, 1998 are incorporated by reference in Part III.
================================================================================

                                  MAPICS, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

 ITEM                                                                    PAGE
NUMBER                                                                  NUMBER
------                                                                  ------
                                    PART I

   1.     Business....................................................      1

   2.     Properties..................................................      9

   3.     Legal Proceedings...........................................      9

   4.     Submission of Matters to a Vote of Security Holders.........      9

   4(A)   Executive Officers of the Registrant........................      9

                                   PART II

   5.     Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................     11

   6.     Selected Financial Data.....................................     11

   7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     13

   7(A)   Quantitative and Qualitative Disclosures about Market
          Risk........................................................     27

   8.     Financial Statements and Supplementary Data.................     27

   9.     Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     56

                                   PART III

  10.     Directors and Executive Officers of the Registrant..........     56

  11.     Executive Compensation......................................     56

  12.     Security Ownership of Certain Beneficial Owners and
          Management..................................................     56

  13.     Certain Relationships and Related Transactions..............     56

                                   PART IV

  14.     Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     57

          Signatures..................................................     64

                                     PART I

ITEM 1.  BUSINESS.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this document, the 1997 MAPICS Annual Report and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of MAPICS, Inc. ("MAPICS" or the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance." All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

GENERAL

     MAPICS is a Massachusetts corporation formerly known as Marcam Corporation. Incorporated in Massachusetts in 1980, the Company was organized as a consulting company to help manufacturers improve manufacturing efficiency through implementation and customization of International Business Machine Corporation's ("IBM") manufacturing software. Over time, the Company developed a number of software applications, further described below, to address the needs of continuous flow process manufacturing companies.

     In February 1993, Marcam Corporation acquired from IBM the exclusive worldwide marketing rights to the MAPICS(R) software product line for 25 years. The MAPICS(R) product line addresses the software needs of discrete and batch-process manufacturers. Marcam Corporation also acquired the option to purchase the MAPICS(R) product line and certain related intellectual property rights. In September 1995, Marcam Corporation exercised its option and acquired from IBM all of the outstanding stock of the company which owned the MAPICS(R) product line. Through its MAPICS(R), PRISM(R), Protean(TM) and Avantis(TM) software product lines, the Company offered comprehensive business planning and control solutions to the production, logistics, asset management and financial requirements of manufacturing companies worldwide.

     On July 25, 1997, the Company transferred substantially all of the business, assets and liabilities relating to its PRISM(R), Protean(TM) and Avantis(TM) product lines, which are designed for and marketed to continuous flow process manufacturing companies, and $39.0 million in cash to a newly formed, wholly owned subsidiary, Marcam Solutions, Inc. ("Marcam Solutions"). On July 29, 1997, the Company distributed to its stockholders, in a tax-free distribution (the "Distribution"), all of the stock of Marcam Solutions, and the Company thereafter continued the operations related to the MAPICS(R) product line, which is designed for and marketed to discrete and batch-process manufacturing companies. In connection with the Distribution, the Company changed its name from Marcam Corporation to MAPICS, Inc. The separation into two independent publicly traded companies was designed to enable each company to better focus on its core markets, to better serve existing customers and to finance its business. For information regarding certain financing transactions related to the Distribution and a description of certain agreements between MAPICS and Marcam Solutions providing for the separation of the product lines and governing ongoing relationships between the two companies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "-- Factors Affecting Future Performance -- Relationship with Marcam Solutions" and "-- Notes 8 and 15 of Notes to Combined Financial Statements set forth in "Item 8. Financial Statements and Supplementary Data."

     MAPICS is a leading provider of enterprise resource planning ("ERP") software applications for discrete and batch-process manufacturing enterprises worldwide. The Company's products provide an integrated and function-rich ERP solution with the breadth and depth of applications to manage an entire manufacturing enterprise. Approximately 5,700 customer sites presently use MAPICS(R) applications, which the Company believes represents one of the largest installed user bases in the ERP industry. The Company's customer base consists primarily of mid-size ($20 million to $500 million in annual revenues) manufacturers and divisions, sites and subsidiaries of large companies, including Bristol-Myers Squibb Company, Colgate-Palmolive Company, Eaton Corporation, General Electric Company, Honda Motor Co., Ltd., International Game Technology, Peg Perego Pines SPA, Shiseido Cosmetics (America) Ltd. and Sub-Zero Freezer Co., Inc.

INDUSTRY BACKGROUND

     Manufacturers face increasingly intense global competitive pressures, more demanding vendor-customer relationships and rapidly changing market requirements. Intensifying global competition requires immediate and effective communication with customers and suppliers of both discrete and batch-process manufacturers. Discrete manufacturers produce products by assembling or machining component parts or sub-assemblies into finished products. Batch-process manufacturers typically produce a specific quantity of products on an order or "batch" basis in which a batch moves through a series of operations in discontinuous mode with work-in-process often building up at process points (e.g., pharmaceutical and computer chip manufacturers). Customers of discrete and batch-process manufacturers increasingly demand products which meet custom ("make-to-order") requirements. These manufacturers are also utilizing new manufacturing methods such as rate-based manufacturing and just-in-time inventory replenishment. In addition, manufacturers are increasingly required to manage broadening product portfolios, multinational distribution, reduced product development and delivery cycles, lower inventory levels, and more complex manufacturing strategies. These requirements often involve global sourcing and assembly from a network of internal and outsourced manufacturers and suppliers which, in turn, require more streamlined organizations, more efficient business processes, more effective information flow and communication, and a seamless integration of the entire extended enterprise.

     Effective information technology systems, capable of generating and disseminating critical information throughout an organization and its extended enterprise, can be a strategic resource for pursuing competitive advantage, allowing an organization to respond more rapidly to changing market and customer needs. Organizations rely on ERP systems to manage and integrate resources across the enterprise including component procurement, inventory management, manufacturing control, sales management, distribution, transportation, finance and other functions. The emergence of new computer and communications technologies, the requirements for addressing Year 2000 system issues and new developments in electronic commerce are creating demand for a new generation of ERP applications that offer solutions with expanded functionality which can be implemented faster, with less risk and lower cost, and which are designed to accommodate future changes to the manufacturing processes.

     Mid-size manufacturers are focused on balancing their needs for functionality from their ERP systems against budgetary constraints. The IBM AS/400 system, which the Company believes is the leading platform used by mid-size manufacturers, is increasingly being used as a server for client/server networks and offers an attractive platform alternative for many companies implementing ERP solutions because of its low cost of ownership, flexibility, scalability and maintainability. According to industry sources, the total worldwide market for ERP systems on all hardware systems was approximately $5.5 billion in 1996 and will grow at least 20% in 1997. IBM has reported that more than 450,000 AS/400 systems have been shipped since 1988. In addition, according to industry sources, more than 60,000 IBM AS/400 systems were shipped during 1996.

     In order to compete effectively in their market today and in the future, mid-size manufacturers require the benefits of ERP solutions that are affordable and can be implemented quickly, with minimal disruption to business, and that can be maintained with a limited information technology staff. ERP systems must provide sufficient depth of functionality and flexibility to enable manufacturers to respond to varying customer needs and must offer scalability for growth in operations. Mid-size manufacturers prefer fully integrated ERP solutions covering all aspects of managing the business enterprise as opposed to specialized solutions which are costly to integrate and maintain and are difficult to synchronize when changes are made in software solutions developed by multiple vendors.

THE MAPICS SOLUTION AND STRATEGY

     The Company is a leading provider of ERP software applications for discrete and batch-process manufacturing enterprises worldwide. The Company's approach to addressing this market and maintaining its leading position in this market includes the following:

     Integrated Product Line with Broad and Deep Functionality. The MAPICS(R) XA product line, which runs on the AS/400 system, currently consists of over 40 integrated application modules which offer the breadth and depth of functions required to manage a complex manufacturing enterprise. The MAPICS(R) products, initial versions of which were introduced over 19 years ago, reflect the Company's comprehensive understanding of manufacturing processes across a wide range of industries worldwide. The Company offers a suite of fully integrated application modules which has expanded from the original 19 modules (many of which have been substantially enhanced and rewritten) to over 40 application modules during the past four years. These new modules and product enhancements were developed in response to emerging customer needs and include, among others, Customer Order Management, International Financial Management and Electronic Commerce. Additionally, all of the current versions of MAPICS(R) developed products are Year 2000 compliant, and the Company's development process is Information Technology Association of America ("ITAA") 2000 certified. The Company intends to continue to offer new functionality required by both new and existing customers. The Company uses the feedback it receives from its customers and affiliates to develop the functionality needed by certain segments of the manufacturing industries. In addition to its own development efforts, the Company utilizes independent software developers known as Solution Partners that assist in the development of new applications for the Company. By continuing to offer new functionality, the Company intends to expand its base of existing customers and add new customers.

     Customers Able to Migrate to New Technologies Gradually. The Company continually enhances its product offerings to meet the specific needs of customers and offers customers the opportunity to gradually migrate to new technologies, one user at a time if desired, while protecting their existing investments in both hardware and software. As new features and functions are added, existing functionality is generally preserved. MAPICS(R) XA utilizes the technology often sought by manufacturers, such as client/server computing, and to a certain extent object-oriented technology and data warehousing.

     Local Implementation and Support Services. The primary channel for selling and supporting MAPICS(R) products is a network of more than 80 affiliates which sells, implements, services and supports MAPICS(R) products in more than 70 countries, throughout the world. These affiliates offer customers experienced local contacts to implement and customize MAPICS(R) products rapidly and cost-effectively and also offer customers the necessary level of support to permit them to maintain limited information technology staffs. These affiliates are also able to customize applications for customers. Affiliates typically have extensive knowledge of the manufacturing industry in their geographic region and are able to establish and maintain cooperative relationships with MAPICS customers. While these activities generate significant revenues for the affiliates, the affiliate distribution channel provides the Company with an attractive variable cost structure for sales and marketing. The Company has consolidated its distribution channel, reducing significantly the number of affiliates in place at the time the MAPICS business was acquired in 1993, while retaining its current affiliates because of their ability to sell and market MAPICS(R) products, product knowledge, quality of customer support, implementation capacity and financial stability. The Company continues to enhance its affiliate distribution channel by providing new training programs and intends to assist affiliates with recruiting efforts and improving communications.

     High Quality Product Support. The Company is dedicated to providing high quality support for its products through its employee support staff and through its affiliates. The Company's development laboratory and primary customer support center were among the first in the ERP packaged software industry to be ISO 9001 registered, and they remain among the few which have achieved this status. In an Advanced Manufacturing Research's survey of ERP customer satisfaction (the "AMR Survey"), MAPICS(R) products received the highest overall score (nearly one-third higher than the next competitor) based on 15 different factors, including functionality, value, implementation results, quality of support, service and maintenance and knowledge of sales force.

     Leverage of Large Installed Customer Base. Opportunities for recurring revenues from the Company's approximately 5,700 existing customers include continued licensing of existing modules, licensing of additional modules, implementation of MAPICS(R) products at additional sites, upgrades to larger processors or additional users and migrations to new technologies.

     Growth in International Markets. The Company intends to continue to expand its market presence throughout the world. During 1995, the Company introduced its International Financial Management ("IFM") suite of modules, which are designed to meet the requirements of international enterprises with customers and production facilities in multiple countries. To address specific needs in local markets, MAPICS(R) modules are translated and localized, supporting the local language, currency, taxation and accounting requirements. Since the Company introduced IFM in 1995, eight translated and localized versions of IFM have been delivered, extending the product's functionality for more countries. Currently, the most commonly installed MAPICS(R) XA application modules are available in English, Chinese, French, German, Japanese, Portuguese and Spanish.

PRODUCTS

     The MAPICS(R) I application system, the first comprehensive manufacturing resource planning system, was introduced in 1978 by IBM. In 1984, IBM introduced the enhanced MAPICS(R) II application, which was designed to run on IBM's System 36 and 38 computers. In 1989, IBM introduced MAPICS(R)/DB to run on IBM's AS/400 system. In 1993, the Company acquired from IBM the exclusive marketing rights to the MAPICS(R) product line and retained approximately 150 former IBM employees to continue the development and support of the MAPICS(R) products.

     Following the acquisition of the MAPICS(R) business, the Company undertook to improve the overall functionality of the MAPICS(R) products, and in 1994, the Company introduced MAPICS(R) Extended Advantage (XA). Overall, since the acquisition of the marketing rights in 1993, the Company has expanded the number of software modules from 19 to over 40 and has substantially enhanced and rewritten many of the original modules.

     The Company's principal software product line, MAPICS(R) XA, provides a comprehensive and integrated ERP solution for manufacturing enterprises. The MAPICS(R) XA product line has been designed to support, within a single site or multiple sites, varied production and operational processes. The MAPICS(R) products provide the flexibility to expand to additional sites and processes as a manufacturer's business evolves. The MAPICS(R) XA product line consists of application modules, which can be combined and integrated to meet the evolving and specific needs of the Company's customers.

     The Company's MAPICS(R) XA software application modules integrate feature-rich applications in the following key application areas:

     Engineering and Cost Management Applications assist in the development of data which describe the materials, processes and facilities required to estimate costs and produce manufactured items. The Company's four software modules in this area include:

Engineering Data Management                     PDMPlus
Estimating and Quote Management                 Product Data Management

     Market and Demand Management Applications provide for the configuration and entry of customer orders and the control of these orders through pricing, picking, shipping and invoicing. Also included is the analysis of the demand sources (e.g., customers, sales territories and geographies) of all orders. The Company's four software modules in this area include:

Customer Order Management                       Market Monitoring and Analysis
Sales Analysis                                  Knowledge-Based Configurator

     Plant Operations and Logistics Management Applications support the procurement and tracking of material, the launch and control of manufacturing activity and the management of plant maintenance. The Company's 14 software modules in this area include:

Inventory Management                            Approvals
Repetitive Production Management                Entity Management
Intersite Logistics-Single Site                 Preventive Maintenance
Intersite Logistics-Multiple                    Work Order Management
Site
Purchasing                                      MRO Inventory
Production Control and Costing                  Maintenance Imaging
Production Monitoring and                       Maintenance EIS
Control

     Production Resource Planning Applications project the demand for materials, personnel and equipment based on forecasts and assist in preparing the master schedule to produce items ordered by customers. The Company's five software modules in this area include:

Forecasting                                     Master Production Schedule
Material Requirements Planning                  Planning
Finite Capacity Planning and                    Capacity Requirements Planning
  Scheduling

     Financial Management and Measurements Applications provide financial and managerial accounting functions and tracks historical performance of key management measurements and contracts. The Company's 12 software modules in this area include:

International Financial                         Accounting Management
Management
  Accounts Payable                              Accounts Payable
  Accounts Receivable                           Accounts Receivable
  General Ledger                                Financial Analysis
Contract Accounting                             General Ledger
Executive Information System                    Fixed Assets
Manufacturing Performance                       Payroll USA
Analysis

     Cross Applications Solution Applications provide common services (e.g., security control, data retrieval, report development and data transmission) for all application modules. The Company's five software modules in this area include:

Cross Application Support                       Electronic Commerce
Power Vision                                    Visual Workplace
Information WorkPlace

     The MAPICS(R) XA product line is compatible with the needs of mid-size manufacturers throughout the world. The Company's most commonly purchased products have been translated from English into at least six languages, support local currency transactions and can be implemented and utilized in multisite, multinational divisions of large, diverse enterprises.

     When it first licenses its software, the Company typically receives both an initial license fee and a periodic license fee. The periodic license fee, which is typically paid annually in advance thereafter, entitles the customer to continue using the software and to receive certain support services. If a customer does not renew its periodic license, it is no longer entitled to use the Company's software. The typical initial license fee for a new MAPICS(R) system ranges between $100,000 and $600,000, depending upon the number and type of modules licensed, the size of the processor or the number of users. The typical periodic license fee is based on a percentage of the then current amount of the applicable initial license fee.

     The MAPICS(R) XA product line offers a Graphical User Interface ("GUI"), which allows the user to choose between the lower cost character-based screens or a Microsoft Windows(R)-based look and feel. The current versions of MAPICS(R)/DB and MAPICS(R)XA products, as developed by MAPICS(R) have been converted to be Year 2000 compliant and the MAPICS(R) development processes are ITAA 2000 certified. The

Year 2000 compliant version of the products are available to MAPICS customers who are paying periodic license fees.

PRODUCT DEVELOPMENT

     Since the Company acquired the exclusive marketing rights to the MAPICS(R) products from IBM in 1993, it has released a number of new products and product enhancements to the MAPICS(R)/DB and MAPICS(R) XA product lines. Ongoing product development efforts are focused on addressing the needs of the Company's customer base, in part as a result of feedback from its local affiliates, and on further broadening and deepening the functionality of MAPICS(R) products. Release 4 of MAPICS(R) XA, scheduled for delivery in December 1997, contains six new application modules and major enhancements to 17 existing modules. These additional modules, which are aimed at expanding supply chain functionality, include: multiple-site revisions level capability for all basic records (e.g., items, bills of materials and routings); simultaneous planning of material between inter-dependent plant sites and a new communications process to speed communications of these dependencies; client/server browser capabilities to improve corporate wide communications of purchasing data; and, consolidated pick, pack and ship functions for customer orders. Release 5 of MAPICS(R) XA, scheduled for delivery in the third quarter of fiscal 1998, is planned to contain Euro-dollar support, a major expansion of client/server browsers capabilities and other additional modules. Additionally, development is currently being conducted by the Company to make MAPICS(R) products available in a Java development environment which can be ported to run on multiple platforms, including the IBM AS/400 and those running Microsoft's NT Server. To date, the Company has developed a prototype product that runs its PDMPlus application on Microsoft's NT server platforms. The Company intends to employ the technology underlying the prototype product to duplicate the MAPICS(R) functions on Microsoft's NT server platforms. These research efforts have been undertaken so that the Company may, in the future, offer its customers a choice of platforms on which to run MAPICS(R) products. Development direction is established by senior management with guidance from the marketing staff and affiliates. The development team is responsible for design and design verification, coding, quality assurance, documentation and language conversion of new enhancements, products and releases. The Company's development processes are certified for compliance with ISO 9001 and are also ITAA 2000 certified. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- New Products and Technological Change."

     In addition to internal development efforts, the Company has developed several of the Company's software modules in collaboration with third party Solution Partners. Solution Partners are generally expected to maintain development quality and procedures commensurate with those utilized in the Company's internal development laboratory. As a result of working closely with its Solution Partners, the Company believes that most of its software modules attain consistent quality, implementation and support standards and that most modules developed by Solution Partners are virtually indistinguishable from those developed by the Company's internal development team. The Solution Partners are generally paid royalties by the Company when the Company receives license fees from customers for Solution Partner-developed modules.

CUSTOMERS

     With an installed user base of approximately 5,700 customer sites, the Company believes that MAPICS(R) products have been licensed to more customer sites worldwide than any other ERP software solution in the industry. The Company's primary customers are mid-size discrete and batch-process manufacturers, consisting of independent companies and divisions, sites and subsidiaries of larger companies with annual revenues between $20 million and $500 million. Mid-size manufacturers generally seek software solutions that will address and help manage product specifications, customer demand, inventory availability, labor and equipment resources and advanced manufacturing techniques which require just-in-time inventory replenishment. The Company believes that it meets the practical business requirements of mid-size manufacturers by offering modular technology choices which can be implemented gradually and which are fully supported and serviced by local affiliates. The Company's products assist customers in meeting their internal goals of maintaining operational flexibility, responding to market changes, increasing revenue and market share and minimizing cost, waste and disruption.

     None of the Company's customers accounted for more than 10% of total revenues in fiscal 1997. The Company does not believe that its backlog at any particular point in time is indicative of future sales.

     The Company's installed base includes divisions, sites and subsidiaries of the following enterprises:

ABB Asea Brown Boveri (Holding) Ltd.  Matsushita Electronic Industrial Co., Ltd.
Bayer Corporation                     Michelin Corporation
Bristol-Myers Squibb Company          Michigan Bulb Company Inc., Ltd.
Colgate-Palmolive Company             Pall Corporation
Coltec Industries Inc.                Peg Perego Pines SPA
Eaton Corporation                     Philips Electronics N.V.
Emerson Electric Co.                  Shiseido Cosmetics (America) Ltd.
Figgie International, Inc.            Sub-Zero Freezer Co., Inc.
General Electric Company, P.L.C.      Syntex Corp.
Giddings and Lewis, Inc.              Thomas Lighting Inc.
Goodyear Tire & Rubber Company        Volvo Corporation
Honda Motor Co., Ltd.                 Westinghouse Electric Corporation
International Game Technology         York International
Kerry Ingredients UK Ltd.

MARKETING AND SALES

     The Company markets its products through a network of more than 80 affiliates in over 70 countries throughout North America, Europe, Africa, the Middle East, the Asia Pacific region and Latin America, which implements, services and supports the Company's products throughout the world. The use of local affiliates provides the Company with strong market access and penetration. Affiliates provide sales, consulting, implementation and other services directly to the Company's customer base on a local basis. The Company does not own any interest in any of its affiliates. Each affiliate has the right to market MAPICS(R) products within a specific geographic territory, and in return, affiliates are generally not permitted to represent competitive ERP systems. The Company's sales management team has emphasized consolidation of smaller affiliates into larger organizations, eliminated overlapping territories and developed a higher level of sales skills.

     The affiliate distribution channel provides significant leverage to the Company. Most importantly, the affiliates provide a variable cost channel because they generally receive a sales commission only when the Company receives its license fees. Moreover, the affiliate channel continually provides the Company with local input and feedback regarding customer concerns and requirements, industry trends and competitive products, thus enabling the Company to respond to and anticipate the future product needs of its customer base and to incorporate such knowledge into its product development efforts.

     The Company historically has had excellent relations with its affiliates. The Company believes these strong relations are attributable to a number of factors, including the significant revenues which the affiliates receive directly from the Company in the form of commissions, as well as from consulting, implementation and other services rendered to users of MAPICS(R) products and from IBM for sales of AS/400 hardware. In addition, the affiliates have generally made significant investments in developing MAPICS knowledge within their organizations.

CUSTOMER SUPPORT AND SERVICE

     The Company believes that providing a high level of customer service and technical support is necessary to achieve rapid product implementation which, in turn, is essential to long-term customer satisfaction and continued revenue growth. Accordingly, the Company is committed to maintaining a high-quality, knowledge-able affiliate channel supported by the Company's internal service and support staff. The Company's customer service and support activities can be grouped into two key areas, as follows:

     Implementation consulting, education and applications integration services. These services are provided on a project consulting basis directly by the Company's affiliates. The Company does not record revenue related to these services. Implementation consulting services are provided on-site to assist customers in the installation and use of the Company's products whether entire systems are implemented or individual modules are installed to augment existing applications. The Company has developed educational materials and instructions for use by affiliates in customer classroom environments.

     Installed product maintenance. The Company maintains a central telephone response and assistance program. In North America, this program is available 24 hours a day, seven days a week to customers that pay periodic license fees, which the Company recognizes as services revenue. Customers receive assistance in operational issues and resolving possible code errors. A standardized telephone support management system is used by all support centers to log telephone calls, trace problems or inquiries, identify qualified support personnel to assist customers, follow the inquiry through to a successful resolution and measure support performance. In the AMR Survey, support for the MAPICS(R) products was rated the highest in the industry.

     The Company presently maintains three support centers: Atlanta, Georgia, which services North and South America; Eindhoven, Netherlands, which services Europe, the Middle East and Africa; and Kuala Lumpur, Malaysia, which services the Asia Pacific region.

PROPRIETARY RIGHTS AND TECHNOLOGY

     The Company's success and ability to compete is heavily dependent upon its proprietary technology, including its software. To protect its proprietary technology, the Company relies on a combination of copyright, trademark and trade secret laws and license and non-disclosure agreements, which may afford only limited protection. In addition, effective copyright protection may be unavailable or limited in certain foreign countries.

     The Company's software is protected as a copyrighted work. In addition, some of the Company's source code for its software is protected by trade secret. The Company generally provides its products to customers under a non-exclusive license which is renewable upon payment of annual license fees. It also generally enters into confidentiality or license agreements with third parties and controls access to and distribution of its software, documentation and other proprietary information. The Company presently has no patents or patent applications pending. The Company relies upon license agreements with Solution Partners to allow the Company to use technologies developed by or for the Solution Partners on terms that are favorable to the Company. The Company also relies on the knowledge, skills and experience of its employees, frequent product enhancements, and the timeliness and quality of its support services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- Uncertain Protection of Proprietary Technology."

COMPETITION

     The market for ERP software within the mid-size manufacturing industry is highly competitive, changes rapidly and is affected to a significant degree by new product introductions and other market activities of industry participants. The Company's products and related services are primarily targeted at the market for business applications software for use with the IBM AS/400. The Company's current and prospective competitors offer a variety of products which address this and similar markets. The Company's primary competition comes from a large number of independent software vendors and other sources, including Baan N.V., Computer Associates, Inc., Intentia AB, JBA Holdings Plc, J.D. Edwards and Company, Inc., Oracle Corporation, SAP AG and System Software Associates, Inc. Of the Company's primary competitors, the products of Intentia are currently designed solely for use with the IBM AS/400, and the products of JBA Holdings Plc, J.D. Edwards and System Software Associates are currently designed for use primarily with the IBM AS/400. The Company also experiences some competition from vendors of specialized applications. See

"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- Competition."

     The principal competitive factors in the market for ERP software and services include product functionality, price, quality, performance, reliability, ease-of-use, cost-effectiveness, size of installed base, technology, service, vendor reputation and financial stability. The Company believes that its products currently compete favorably on the foregoing bases, although in certain instances it may be at a competitive disadvantage against companies with greater financial, marketing, service, support and technological resources and greater name recognition. The Company believes its competitive strengths include its extensive mid-size manufacturing industry expertise, its dedicated affiliate channel, broad and deep functionality of its products and proven customer satisfaction.

     To be successful in the future, the Company must continue to respond promptly and effectively to its customers' needs, to the challenges of technological change and to its competitors' innovations by continually enhancing its own product offerings and introducing new products. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance -- New Products and Technological Change."

EMPLOYEES

     As of September 30, 1997, the Company employed approximately 280 employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

ITEM 2.  PROPERTIES.

     The Company's principal administrative, marketing, product development and support facilities are located in Atlanta, Georgia, where the Company leases approximately 66,000 square feet under agreements that expire in 2001 and 2002. The Company has other office leases for its North American, European and Asian Pacific sales and service facilities. The Company believes that its facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The information required by this item is incorporated by reference to Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Richard C. Cook, age 50, was elected as the Company's President and Chief Executive Officer and was elected as a director of the Company in August 1997. From July 1996 to August 1997, Mr. Cook served as Marcam Corporation's Senior Vice President and General Manager, MAPICS Business Group. From October 1994 to July 1996, he served as Marcam Corporation's Vice President and General Manager, MAPICS Business Group. Mr. Cook served as the President, Chief Executive Officer and Chairman of the Board of Mapics, Inc., the company that developed and supported the MAPICS(R) product line, from February 1993 to September 1994. Mr. Cook was employed by IBM as Director of its Atlanta Software Development Laboratory from March 1990 to February 1993 and as Director of its Corporate Computer Integrated Manufacturing Project Office from March 1988 to April 1990.

     William J. Gilmour, age 42, has served as the Company's Vice President of Finance and Chief Financial Officer since August 1997. From October 1994 to July 1997, Mr. Gilmour served as Controller of Marcam Corporation's MAPICS Business Group. From February 1993 to September 1994, Mr. Gilmour served as Controller of Mapics, Inc. From November 1991 to January 1993, Mr. Gilmour served as Controller of Marcam Canada Corporation, an indirect subsidiary of Marcam Corporation. Mr. Gilmour obtained his Chartered Accountant designation from the Canadian Institute of Chartered Accountants.

     Thomas F. Aery, age 52, has served as the Company's Vice President of Worldwide Customer Support since August 1997. From October 1994 to July 1997, he served as Marcam Corporation's Vice President of Worldwide Customer Support, MAPICS Business Group. From May 1993 to September 1994, Mr. Aery served as Director of Worldwide Customer Support of Mapics, Inc. Prior to joining Marcam Corporation, Mr. Aery was employed by IBM as Worldwide Product Manager, MAPICS.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

COMMON STOCK PRICE

     Prior to July 29, 1997, the date of the Distribution, the Company's Common Stock was traded on the Nasdaq National Market under the trading symbol "MCAM." Following the Distribution, the Company's Common Stock is traded on the Nasdaq National Market under the trading symbol "MAPX". The following table sets forth the quarterly high and low last sale prices per share of the Common Stock as reported by The Nasdaq Stock Market for the latest two full fiscal years.

                 FISCAL YEAR ENDED SEPTEMBER 30, 1997                HIGH        LOW
                 ------------------------------------              --------    -------
     First Quarter...............................................  $13         $11  1/8
     Second Quarter..............................................  $17   1/4   $12  1/2
     Third Quarter...............................................  $14   1/2   $ 9  1/8
     Fourth Quarter..............................................  $14  1/16   $ 9  3/4
-------------------------------------------------------------------------------------------
     Fourth Quarter (under the symbol "MCAM") for the period from
     July 1, 1997 to July 29, 1997...............................  $14  1/16   $12
     Fourth Quarter (under the symbol "MAPX") for the period from
     July 30, 1997 to September 30, 1997.........................  $14         $ 9  3/4
-------------------------------------------------------------------------------------------

                 FISCAL YEAR ENDED SEPTEMBER 30, 1996                HIGH        LOW
     ------------------------------------------------------------  --------    -------
     First Quarter...............................................  $20   3/4   $12  5/8
     Second Quarter..............................................  $17         $11  1/4
     Third Quarter...............................................  $14   1/2   $ 9  1/2
     Fourth Quarter..............................................  $13   3/4   $10  3/4

HOLDERS

     As of December 1, 1997, there were approximately 566 record holders of the Common Stock, and the Company estimates that there were approximately 4,500 beneficial owners of the Common Stock.

DIVIDEND POLICY

     The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings to fund future development and growth and the operation of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Covenants in the Company's revolving credit facility currently prohibit the payment of cash dividends. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon the Company's results of operations, financial condition, capital requirements and such other factors as the Board of Directors deems relevant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 8 of Notes to Combined Financial Statements set forth in "Item 8. Financial Statements and Supplementary Data."

RECENT SALES OF UNREGISTERED SECURITIES

     Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected combined financial data of the Company as of and for the years ended September 30, 1997, 1996, 1995 and 1994. No selected combined financial data have been presented for fiscal 1993 because separate records were not then maintained for the MAPICS business. The selected combined financial data as of September 30, 1997, 1996 and 1995 and for each of the years in the four year period ended September 30, 1997, have been derived from the Company's combined financial statements which have been audited by Coopers & Lybrand L.L.P., independent public accountants, as indicated in their reports. The selected combined financial data as of September 30, 1994 have been derived from the Company's unaudited combined financial statements which, in the opinion of management of the Company, have been prepared on the same basis as the audited combined financial statements and include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of such date. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" elsewhere herein.

                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                            -------------------------------------
                                                             1997      1996      1995      1994
                                                            -------   -------   -------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  License.................................................  $56,368   $45,341   $42,745   $33,410
  Services................................................   39,036    32,261    26,553    19,373
                                                            -------   -------   -------   -------
          Total revenues..................................   95,404    77,602    69,298    52,783
                                                            -------   -------   -------   -------
Operating expenses:
  Cost of license revenues................................    9,816     6,913     5,689     3,280
  Cost of services revenues...............................   11,838     9,499     7,567     5,428
  Selling and marketing...................................   31,905    27,851    24,780    17,765
  Product development.....................................   10,259     6,398     7,432     6,692
  General and administrative..............................    8,256     5,965     5,384     4,810
                                                            -------   -------   -------   -------
          Total operating expenses........................   72,074    56,626    50,852    37,975
                                                            -------   -------   -------   -------
Income from operations....................................   23,330    20,976    18,446    14,808
Other:
  Interest income.........................................       45        --        --        --
  Interest expense........................................     (263)       --        --        --
                                                            -------   -------   -------   -------
Income before income tax expense (benefit)................   23,112    20,796    18,446    14,808
Income tax expense (benefit)(A)...........................   (6,004)    8,076     7,112     4,641
                                                            -------   -------   -------   -------
Net income................................................  $29,116   $12,900   $11,334   $10,167
                                                            =======   =======   =======   =======
Pro forma net income per common share (B).................  $  1.47   $   .70
                                                            =======   =======
Pro forma weighted average number of common and common
  equivalent shares outstanding (B).......................   19,811    18,518
                                                            =======   =======

                                                                    AS OF SEPTEMBER 30,
                                                          ---------------------------------------
                                                            1997       1996      1995      1994
                                                          --------   --------   -------   -------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents.............................  $  5,562   $    378   $   226   $   107
  Working capital deficit (C)...........................   (12,413)   (13,945)   (8,527)   (2,040)
  Total assets..........................................    76,970     45,405    41,226    36,392
  Long-term liabilities.................................        --        884       196       493
  Divisional equity.....................................        --      9,193    11,492    17,091
  Stockholders' equity..................................    24,707         --        --        --

---------------

(A) Pursuant to a tax sharing agreement between the Company and Marcam Solutions, MAPICS became entitled to utilize certain favorable income tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution. As a result, the

     Company recognized an income tax benefit of $14.9 million during the fourth quarter of fiscal 1997. Prior to the Distribution, Marcam Corporation did not reflect a benefit corresponding to these favorable income tax attributes in its consolidated financial statements because Marcam Corporation's management believed it was more likely than not such benefits would not be realized due to Marcam Corporation's history of operating losses.
(B) See Note 2 of Notes to Combined Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information concerning the computation of pro forma net income per common share.
(C) Includes $25,134, $18,563, $15,206 and $9,740 of deferred revenues as of September 30, 1997, 1996, 1995 and 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As used herein, the terms "fiscal 1997," "fiscal 1996" and "fiscal 1995" refer to the Company's fiscal years ended September 30, 1997, 1996, and 1995, respectively.

OVERVIEW

     The combined financial statements of MAPICS and other financial information included herein have been prepared using Marcam Corporation's historical basis in the assets, liabilities and historical results of operations of the business related to the MAPICS(R) product line through the date of the Distribution. Certain expenses presented in the combined financial statements and other financial information included herein have been allocated based on management's estimates of the cost of services provided to MAPICS by Marcam Corporation. The Company's management believes that these allocations are reasonable. The combined financial statements and other financial information included herein, however, may not necessarily reflect the combined financial position, results of operations and cash flows of MAPICS had it operated as a separate entity during the periods presented, or what they may be in the future. See "-- Factors Affecting Future Performance -- Limited History as a Stand-Alone Public Company; Limited Relevance of Certain Historical Financial Information" and Notes to Combined Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." Following the Distribution, the combined financial statements of MAPICS and other financial information included herein consist solely of the separate consolidated financial statements of MAPICS, Inc. and its wholly owned subsidiaries and do not correspond to the historical consolidated financial statements of Marcam Corporation. See Notes to Combined Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

     The Company generates revenues primarily from licensing its software. When it first licenses its software, the Company typically receives both an initial license fee and a periodic license fee. The periodic license fee, which is typically paid annually in advance thereafter, entitles the customer to continue using the software and to receive certain support services. If a customer does not renew its periodic license, it is no longer entitled to use the Company's software. The Company believes this licensing arrangement provides a source of recurring revenues from its installed base of customers and enables customers to take advantage of new releases and enhancements of its software. Initial license fees are recorded as license revenues and typically recognized upon delivery of the software. Periodic license fees are recorded as services revenues and recognized ratably over the term of the periodic license agreement.

     The Company's cost structure is designed so that a significant portion of its costs vary in direct relation to license revenues, particularly its selling and marketing expenses and cost of license revenues. MAPICS(R) products are sold primarily through the Company's network of independent local affiliates, with support from the Company's sales management. The Company's single largest expense is commissions paid to these affiliates, which are based on the revenues they generate from licensing MAPICS(R) products. The Company currently expects that as its affiliates generate more license revenues for the Company, selling and marketing expenses will decrease as a percentage of total revenues because of the relatively fixed cost of the Company's direct selling and marketing activities. The affiliates, rather than the Company, provide the Company's customers with consulting and implementation services relating to the MAPICS(R) products. As a result, the

Company neither generates revenues from providing consulting and implementation services nor bears the fixed costs inherent in maintaining a services business.

     In Japan and certain Eastern European countries, the Company utilizes resellers rather than affiliates to distribute the MAPICS(R) products, and the Company records as license revenue the net royalties received from the resellers without any corresponding commission expenses. From fiscal 1995 to fiscal 1997, net royalties received from such resellers decreased from 6.1% to 1.3% of total license revenues of the Company. The Company's strategy has been to replace these resellers with affiliates to provide the Company with a more direct relationship with its customers. This shift generally has resulted in an increase in selling and marketing expense as a percentage of total revenues and a decrease in the operating margin percentage. The Company believes that the proportion of reseller sales to total license revenues will remain relatively constant for the foreseeable future.

     Cost of license revenues consists primarily of royalties paid to Solution Partners with respect to products licensed by the Company and amortization of computer software costs. The Company expects that cost of license revenues will vary based on the mix of products licensed during the applicable period between Company-developed products and Solution Partner-developed products.

     The Company licenses from its Solution Partners complementary software products which have been integrated into the MAPICS(R) product line. When the Company licenses a Solution Partner product to a customer, the Company pays a royalty to the Solution Partner. As a result, a significant portion of its cost of license revenues varies in direct relation to license revenues based on Solution Partners' products. Through its Solution Partner arrangements, the Company has been able to enhance the functionality of its existing products and introduce new products utilizing this variable cost approach to expand its product offerings. During the past four fiscal years, the mix of products licensed by the Company has included increasing percentages of Solution Partner products, which has resulted in both increasing revenues and royalty costs.

     Computer software costs include purchased software, in-house software development costs and the costs incurred to translate software into various foreign languages. Amortization of purchased software commences when the software is placed in service and is computed using the straight-line method over the estimated useful life of the software, generally five years. Amortization of computer software development and translation costs commences upon general release of the product to customers and is computed on a product-by-product basis using the greater of the amount determined using (a) the ratio that current period gross revenues bear to the total of current and anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product, generally five years. Software is subject to rapid technological obsolescence, and as a result, future amortization periods for computer software costs could be shortened to reflect changes in technology in the future. In fiscal 1997, the Company shortened the estimated useful life of its 1997 and future computer software translation costs from five years to two years. This change in estimate decreased net income and pro forma net income per share for the year ended September 30, 1997 by approximately $446,000 or $.02 per share, respectively.

     As of September 30, 1997, the Company's balance sheet reflected approximately 4 1/2 years of accumulated capitalized software development costs because the Company did not begin capitalizing software until the acquisition of the exclusive marketing and licensing rights to the MAPICS(R) products in February 1993. Consequently, the Company currently expects amortization of these costs to continue to increase through fiscal 1998, when five years of software development costs will have been capitalized.

     The Company believes that its internal business systems, primarily its computer systems, and its software products will process date information accurately and without interruption when required to process dates in the year 1999 and beyond. The Company has not been required to expend significant resources to address the Year 2000 issue with regard to its internal business systems or its software products.

     In fiscal 1996, the Company reduced its level of spending on product development activities other than those to translate products into new languages ("core product development") because, at the time, Marcam Corporation anticipated that the MAPICS(R) products would use certain technologies being developed in connection with its Protean(TM) product line. Subsequently, the Company determined that such a development strategy was not consistent with the demands of its target market and commenced a revised development strategy which will allow future platform independence. The Company anticipates continuing its efforts to develop, in a Java development environment, additional versions of certain of its applications to run on Microsoft's NT server platform and on the AS/400. The Company does not believe that such additional versions will materially affect results of operations or liquidity. The Company currently anticipates that core product development expenditures will increase as a percentage of revenues to levels more consistent with those of fiscal 1994 and fiscal 1995. Because the costs of establishing technological feasibility of computer software products are charged to product development expense as they are incurred, the Company's operating results may be affected adversely by significant changes in the level of product development investments.

     In the United States and Canada, the Company provides support services (primarily via telephone) to its customers. Elsewhere, the Company engages local affiliates to provide varying degrees of support services for a fee. For certain Solution Partner-developed products, the Solution Partners provide varying levels of support for a fee. The costs of the Company's direct support services and the fees paid to affiliates and Solution Partners for providing support services are recorded as cost of services revenues.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's combined statements of operations.

                                                                  FISCAL YEARS ENDED
                                                                     SEPTEMBER 30,
                                                                -----------------------
                                                                1997     1996     1995
                                                                -----    -----    -----
Revenues:
  License...................................................     59.1%    58.4%    61.7%
  Services..................................................     40.9     41.6     38.3
                                                                -----    -----    -----
          Total revenues....................................    100.0    100.0    100.0
                                                                -----    -----    -----
Operating expenses:
  Cost of license revenues..................................     10.3      8.9      8.2
  Cost of services revenues.................................     12.4     12.2     10.9
  Selling and marketing.....................................     33.4     35.9     35.8
  Product development.......................................     10.8      8.3     10.7
  General and administrative................................      8.6      7.7      7.8
                                                                -----    -----    -----
          Total operating expenses..........................     75.5     73.0     73.4
                                                                -----    -----    -----
Income from operations......................................     24.5     27.0     26.6
Other:
  Interest income...........................................       --       --       --
  Interest expense..........................................     (0.3)      --       --
                                                                -----    -----    -----
Income before income tax expense (benefit)..................     24.2     27.0     26.6
Income tax expense (benefit)................................     (6.3)    10.4     10.3
                                                                -----    -----    -----
Net income..................................................     30.5%    16.6%    16.3%
                                                                =====    =====    =====

FISCAL 1997 COMPARED TO FISCAL 1996

     Revenues. Total revenues increased 22.9% to $95.4 million in fiscal 1997 from $77.6 million in fiscal 1996. License revenues increased 24.3% to $56.4 million in fiscal 1997 from $45.3 million in fiscal 1996. This increase resulted primarily from an increase in license sales to new customers and, to a lesser extent, an increase in license sales to existing customers for new sites, upgraded systems and additional modules, primarily in North America. Services revenues increased 21.0% to $39.0 million in fiscal 1997 from $32.3 million in fiscal 1996, principally due to the increase in the Company's installed customer base.

     Cost of License Revenues. Cost of license revenues increased 42.0% to $9.8 million in fiscal 1997 from $6.9 million in fiscal 1996. These costs increased as a percentage of license revenues to 17.4% in fiscal 1997 from 15.2% in fiscal 1996 . These increases were primarily due to: (i) increased royalty costs as the volume of Solution Partner products licensed by the Company increased in fiscal 1997; (ii) increased amortization of capitalized software development costs which resulted from the increased capitalized software asset; and (iii) increased amortization of capitalized software translation costs resulting from a change in estimate of useful life which increased amortization expense by approximately $446,000 in fiscal 1997. The Company believes the trend of increasing costs of license revenues will continue in fiscal 1998.

     Cost of Services Revenues. Cost of services revenues consists primarily of personnel costs related to the ongoing maintenance and support of the MAPICS(R) products, fees paid to affiliates outside the United States and Canada to provide certain support services in those regions and the fees paid to Solution Partners to provide similar services with respect to their products. Cost of services revenues increased 24.6% to $11.8 million in fiscal 1997 from $9.5 million in fiscal 1996, primarily as a result of the increased fees paid to affiliates and Solution Partners for providing support services. As a percentage of services revenues, these costs increased to 30.3% in fiscal 1997 from 29.4% in fiscal 1996. This increase resulted primarily from increased fees paid to Solution Partners and affiliates for support services in fiscal 1997.

     Selling and Marketing. Selling and marketing, expenses consist primarily of commissions paid to the Company's independent affiliates, compensation for the Company's sales and marketing personnel and direct costs associated with the Company's marketing campaigns. Selling and marketing expenses increased 14.6% to $31.9 million in fiscal 1997 from $27.9 million in fiscal 1996. This increase was due primarily to increased commissions earned by affiliates on increased license revenues. As a percentage of total revenues, selling and marketing expenses decreased to 33.4% in fiscal 1997 from 35.9% in fiscal 1996. This decrease resulted primarily from the Company's direct selling and marketing costs being relatively fixed in nature.

     Product Development. Product development expenses consist primarily of compensation for software engineering personnel and independent contractors retained to assist with the Company's product development efforts. The Company charges all costs of establishing technological feasibility of computer software products to product development expense as they are incurred. From the time of establishing technological feasibility through general release of the product, computer software development and translation costs are capitalized and thereafter amortized to cost of license revenues.

     Overall, product development expenses increased 60.3% to $10.3 million in fiscal 1997 from $6.4 million in fiscal 1996 and increased as a percentage of total revenues to 10.8% in fiscal 1997 from 8.3% in fiscal 1996. These increases resulted primarily from an increase in core development spending and a decrease in the percentage of costs qualifying for capitalization in fiscal 1997. See
"-- Overview" and "Item 1. Business -- Product Development."

     Gross core development expenditures increased 39.4% to $12.6 million in fiscal 1997 from $9.1 million in fiscal 1996. This increase was primarily due to increased development expenditures as a result of the Company's change in product development strategy. See "-- Overview" and "Item 1. Business -- Product Development." The amounts of core development expenditures capitalized in fiscal 1997 and fiscal 1996 were $2.5 million and $2.9 million, respectively, representing 19.6% and 31.9% of gross core development expenditures during those periods, respectively. The amount of development expenditures capitalized in fiscal 1997 decreased because a higher proportion of development expenditures was related to the establishment of technological feasibility of the products under the Company's revised development strategy. Gross translation expenditures decreased 16.5% to $3.1 million in fiscal 1997 from $3.7 million in fiscal 1996. Translation expenditures are typically project related, and the timing of these expenditures is subject to change from period to period. The amounts of translation expenditures capitalized in fiscal 1997 and fiscal 1996 were $3.0 million and $3.5 million, respectively, representing 96.2% and 93.6%, respectively, of gross translation expenditures during those periods.

     General and Administrative. General and administrative expenses consist primarily of compensation for executive, financial, legal and administrative personnel, outside professional and service fees and provisions for bad debts. General and administrative expenses increased 38.4% to $8.3 in fiscal 1997 from $6.0 million in fiscal 1996, due primarily to increases in facilities and personnel costs in the Europe, Middle East and Africa region ("EMEA"). General and administrative expenses represented 8.6% of total revenues in fiscal 1997 as compared to 7.7% in fiscal 1996.

     Income Tax Expense (Benefit). The Company recorded an income tax benefit of $6.0 million during fiscal 1997 compared to income tax expense of $8.1 million during fiscal 1996. Historically, the operations represented by MAPICS have been included in the consolidated United States federal and certain state and foreign income tax returns filed by Marcam Corporation. For financial reporting purposes, income tax expense has been reflected on a separate return basis for all periods presented in the combined financial statements through the Distribution.

     Pursuant to a tax sharing agreement between Marcam Corporation and Marcam Solutions (See Note 15 of Notes to Combined Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."), the Company became entitled to utilize certain favorable tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution. As a result, the Company recognized an income tax benefit of $14.9 million during the fourth quarter of fiscal 1997. See "-- Liquidity and Capital Resources." Prior to the Distribution, Marcam Corporation did not reflect a benefit corresponding to these favorable tax attributes in its consolidated financial statements because Marcam Corporation's management believed it was more likely than not such benefits would not be realized due to Marcam Corporation's history of operating losses.

     The income tax benefit of $6.0 million for fiscal 1997 reflects income tax expense of $8.9 million offset by the income tax benefit of $14.9 million. Excluding the income tax benefit, the effective tax rate in fiscal 1997 was 38.5% which differs from the statutory federal rate of 35.0% principally due to the impact of state income taxes. The effective tax rate of 38.5% in fiscal 1996 differs from the statutory federal rate of 35.0% principally due to the impact of state income taxes.

FISCAL 1996 COMPARED TO FISCAL 1995

     Revenues. Total revenues increased 12.0% to $77.6 million in fiscal 1996 from $69.3 million in fiscal 1995. License revenues increased 6.1% to $45.3 million in fiscal 1996 from $42.7 million in fiscal 1995. This increase resulted primarily from an increase of license sales to new and existing customers for new sites, upgraded systems and additional modules, particularly outside the United States and Canada. This increase was primarily attributable to the availability of French, German, Spanish and Portuguese translations of Release 2 of MAPICS(R) XA. Services revenues increased 21.5% to $32.3 million in fiscal 1996 from $26.6 million in fiscal 1995, principally due to the increase in the Company's installed customer base and revenues from optional support services offered in EMEA to customers who had licensed MAPICS(R) products from IBM without support services.

     Cost of License Revenues. Cost of license revenues increased 21.5% to $6.9 million from $5.7 million in fiscal 1995 and represented 15.2% and 13.3% of license revenues in fiscal 1996 and fiscal 1995, respectively. This increase was primarily due to increased royalty costs as the volume of Solution Partner products licensed by the Company increased from fiscal 1995 to fiscal 1996 and increased amortization of capitalized software development and translation costs which resulted from the increased capitalized software asset.

     Cost of Services Revenues. Cost of services revenues increased 25.5% to $9.5 million from $7.6 million in fiscal 1995 and represented 29.4% and 28.5% of services revenues in fiscal 1996 and fiscal 1995, respectively. This increase was primarily due to increases in staff and other costs in fiscal 1996 to support the growing base of customers in EMEA.

     Selling and Marketing. Selling and marketing expenses increased 12.4% to $27.9 million in fiscal 1996 from $24.8 million in fiscal 1995 and represented 35.9% and 35.8% of total revenues in fiscal 1996 and fiscal 1995, respectively. The increase in these expenses resulted primarily from increased commissions earned by affiliates on increased revenues. As a percentage of total revenues, these expenses remained relatively constant as a result of changes in the mix of revenues from affiliates and resellers. See "Overview."

     Product Development. Overall, product development expenses decreased 13.9% to $6.4 million from $7.4 million in fiscal 1995 and represented 8.3% and 10.7% of total revenues in fiscal 1996 and fiscal 1995, respectively. These decreases resulted primarily from lower core development expenditures in fiscal 1996. See "-- Overview" and "Item 1. Business -- Product Development."

     Gross core development expenditures decreased 9.9% to $9.1 million for fiscal 1996 from $10.0 million for fiscal 1995. This decrease was due primarily to the change in the Company's development strategy. See "Overview." The amounts of core development expenditures capitalized for fiscal 1996 and fiscal 1995 were $2.9 million and $2.8 million, respectively, representing 31.9% and 28.2% of gross core development expenditures during those periods. Gross translation expenditures increased 27.6% to $3.7 million for fiscal 1996 from $2.9 million for fiscal 1995. The amounts of translation costs capitalized for fiscal 1996 and fiscal 1995 were $3.5 million and $2.7 million, respectively, representing 93.6% and 92.4% of gross translation expenditures during those periods.

     General and Administrative. General and administrative expenses increased 10.8% to $6.0 million from $5.4 million in fiscal 1995 and represented 7.7% and 7.8% of total revenues in fiscal 1996 and fiscal 1995, respectively. The overall increase was primarily due to expansion of staff and facilities in EMEA.

     Income Tax Expense (Benefit). Income tax expense represented 38.5% and 38.6% of income before income tax for fiscal years 1996 and 1995, respectively. The effective tax rates for both periods exceeded the statutory federal rate largely due to the impact of state income taxes, partially offset by research and experimentation credits.

LIQUIDITY AND CAPITAL RESOURCES

     MAPICS has funded its operations and capital expenditures primarily through cash generated from operations. Historically, MAPICS has remitted its excess cash from operations to Marcam Corporation. During fiscal 1997, 1996 and 1995, MAPICS transferred net cash to Marcam Corporation of $6.6 million, $15.2 million and $16.5 million, respectively. As of September 30, 1997, the Company had $5.6 million in cash and a working capital deficit of $12.4 million. Excluding $25.1 million of deferred revenues, which are included in current liabilities, the Company had working capital of $12.7 million as of September 30, 1997.

     Cash provided by operations was $27.7 million, $23.3 million and $22.7 million for fiscal 1997, 1996 and 1995, respectively. During fiscal 1997, working capital changes included a $6.6 million increase in deferred revenues as a result of growth in services revenues, the deferral of license revenue related to a significant fourth quarter license agreement and an $8.7 million increase in accrued expenses due to increased affiliate commissions, product royalties and employee bonuses payable. Those increases were offset partially by a $10.7 million increase in accounts receivable and a $1.8 million increase in prepaid expenses and other current assets. During fiscal 1996, working capital was principally affected by an increase in deferred revenues as a result of growth in services revenues.

     Cash used for investing activities was $8.4 million, $8.0 million and $6.1 million for fiscal 1997, 1996 and 1995, respectively. During fiscal 1997 and fiscal 1996, the Company used cash for investing activities related to computer software development and translation and purchases of computer software and property and equipment.

     Cash used for financing activities includes net cash transferred to Marcam Corporation, as discussed above, during fiscal 1997, 1996 and 1995. Additionally, during fiscal 1997, the Company had several significant financing activities which were directly or indirectly related to the Distribution, as discussed in the following paragraphs.

     On July 25, 1997, the Company borrowed $64.0 million (the "Debt Financing") from a bank to finance the $39.0 million cash transfer to Marcam Solutions and to repay Marcam Corporation's $25.0 million 9.82% Subordinated Notes due 2001 (the "Subordinated Notes"). The indebtedness incurred in the Debt Financing had an interest rate of 9.0%. In connection with the Debt Financing, Marcam Corporation's $20.0 million revolving credit facility was terminated.

     In August 1997, the Company executed a senior secured term loan and revolving credit facility to repay a portion of the borrowings from the Debt Financing and for general corporate purposes. Substantially all of the Company's assets are pledged as collateral for obligations under the credit facility. The credit facility contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the occurrence of indebtedness, liens and capital leases; the payment of dividends on and the redemption or repurchase of capital stock of the Company; investments and acquisitions; the merger or consolidation of the Company with any person or entity; and the disposition of any of the Company's properties or assets.

     During August 1997, the Company completed an underwritten public offering of 6.9 million shares of its Common Stock (the "Offering") raising net proceeds of approximately $56.0 million, after deducting offering costs of approximately $6.1 million. The net proceeds of the Offering along with borrowings of $6.4 million under the term loan credit facility described above and working capital of $1.6 million were used to repay the $64.0 million of indebtedness from the Debt Financing. As of September 30, 1997, the Company repaid the principal of the term loan and interest thereon of $254,000. Upon repayment of the borrowings outstanding under the term loan, no additional amounts are available for future borrowings under the term loan facility.

     Additional borrowings of up to $15 million, subject to certain limitations, are available to the Company under the revolving credit facility. Availability of revolving credit loans and the rate of interest thereof vary depending upon the Company's ability to maintain certain financial ratios. Outstanding loans under the revolving credit facility mature on June 30, 2000. No amount was outstanding under the revolving credit facility as of September 30, 1997. The Company is required to pay a quarterly commitment fee for unused portions of the revolving credit facility.

     Pursuant to a tax sharing agreement between Marcam Corporation and Marcam Solutions, MAPICS became entitled to utilize certain favorable income tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution. The Company believes that the utilization of these favorable income tax attributes will result in cash savings from the reduction of income taxes payable in future periods as these favorable income tax attributes are utilized. At September 30, 1997, the Company had approximately $28.8 million of net operating loss carryforwards, and approximately $2.8 million of research and experimentation and other credit carryforwards. Such carryforwards expire between 1998 and 2012. The utilization of net operating loss carryforwards will be limited on an annual basis due to a change in ownership of Marcam Corporation during fiscal 1996. The Company does not believe that this limitation will have a significant impact on its ability to utilize the net operating loss carryforwards prior to their expiration.

     Pursuant to the same tax sharing agreement, Marcam Solutions is generally responsible for certain state, local and foreign taxes for periods ended on or before the Distribution, and the Company is responsible for all other taxes for such periods. In addition, the Company is generally liable for any taxes arising out of the Distribution. Income taxes arising out of the Distribution, principally foreign income taxes, currently expected to approximate $1.1 million, were provided for in the fourth quarter of fiscal 1997. See Notes 9 and 15 of Notes to Combined Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

     As of September 30, 1997, the Company did not have any material commitments for capital expenditures.

     On December 15, 1997, the Company's Board of Directors authorized a plan, subject to certain limitations, to repurchase up to 1.8 million shares of Common Stock from time to time in the open market or directly from shareholders at prevailing market prices that management deems appropriate. In connection with effecting the plan, the covenant under the credit facility which restricted the repurchase of MAPICS capital stock was amended to permit the Company to repurchase shares of its capital stock, subject to certain limitations.

     The Company believes that cash flows from operations and available borrowings under the revolving credit facility will be sufficient to meet the Company's working capital and capital expenditure needs at least until the end of fiscal 1998.

INFLATION

     To date, the Company believes inflation has not had a material impact on the Company's operations.

NEW ACCOUNTING STANDARDS

     During fiscal 1997, the Company adopted the disclosure-only alternative of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which requires the Company to elect either expense recognition under SFAS No. 123 or its disclosure-only alternative for stock-based employee compensation. Accordingly, the adoption of SFAS No. 123 had no effect on the Company's financial position or results of operations, and the Company has disclosed the pro forma net income and pro forma net income per share using the fair-value based method of SFAS No. 123 for fiscal 1997 and fiscal 1996, in Note 11 of Notes to Combined Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS No. 128 will require the Company to present basic and diluted earnings per share ("EPS"). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under existing rules. SFAS No. 128 requires restatement of all prior period earnings per share data presented. The Company adopted SFAS No. 128 as of October 1, 1997; however, had the Company adopted SFAS No. 128 in fiscal 1997, basic pro forma EPS would have been $1.79 and $0.82 for fiscal 1997 and fiscal 1996, respectively, and diluted pro forma EPS would have been $1.47 and $0.70 for fiscal 1997 and fiscal 1996, respectively.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which is effective for periods ending after December 15, 1997. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The adoption of SFAS 129 is not expected to have a material impact on the Company's disclosures.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997. SFAS No. 130 requires businesses to disclose comprehensive income and its components in their general-purpose financial statements, with reclassification of comparative (earlier period) financial statements. The adoption of SFAS 130 is not expected to have a material impact on the Company's disclosures.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's disclosures.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 is not expected to have a material impact on the Company's financial position, results of operations or disclosures.

                      FACTORS AFFECTING FUTURE PERFORMANCE

     Variability in Quarterly Operating Results; Seasonality. The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and may intensify. The Company's quarterly operating results are affected by a number of factors that could materially and adversely affect revenues and profitability, including the size and timing of license transactions; the demand for the Company's products; the proportion of revenues attributable to license fees versus services fees; the proportion of Solution Partner-developed products versus internally-developed products licensed; changes in the level of operating expenses; the potential for delay or deferral of customer purchases of the Company's software; the timing of the introduction or market acceptance of new or enhanced products offered by the Company or its competitors; the ability of the Company's affiliate distribution channel to service additional sales; the competitive conditions in the industry; and the general economic and political conditions and other factors affecting capital expenditures by customers. The purchase of the Company's products and services may involve a significant commitment of capital and other resources by its customers with the attendant delays frequently associated with large capital expenditures and authorization procedures within an organization. Accordingly, the sales cycles for the Company's products and services are subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal authorization procedures. License revenues in any quarter are substantially dependent on orders booked and shipped in that quarter.

     The Company's quarterly operating results are subject to certain seasonal fluctuations. The Company believes that its first quarter (ending December 31) revenues generally are positively affected by calendar year-end capital expenditures by certain customers and by calendar year-end incentives provided by IBM to resellers of its hardware, which include many of the Company's distribution affiliates. In the Company's fourth quarter (ending September 30), revenues are positively affected by the incentives provided pursuant to the Company's sales compensation plans. These factors have historically resulted in increased license revenues during such quarters. In addition, the Company's revenues occur predominantly in the third month of each quarter and tend to be concentrated in the latter half of that third month. Accordingly, the Company's quarterly operating results are difficult to predict, and delays in product delivery or in closings of sales near the end of a quarter could cause quarterly revenues and, to a greater degree, net income to fall substantially short of anticipated levels. Net income is affected because the Company establishes its spending levels on the basis of its expected future operating margins. These seasonal factors are likely to continue to affect quarter-to-quarter comparisons.

     Due to the foregoing factors, it is possible that the Company's operating results could fail to meet the expectations of securities analysts or investors. In such event, or in the event that adverse conditions in the manufacturing or ERP marketplace prevail or are perceived to prevail, the price of the Company's Common Stock would likely be materially adversely affected.

     Reliance on Third Party Distribution Channel. The Company markets, sells and supports its products primarily through a network of more than 80 distribution affiliates and as a result maintains a limited direct sales force. The Company relies on its affiliates for sales, product implementation, customization and customer support services. There can be no assurance that the affiliates will continue to provide the level and quality of service required to meet the needs of the Company's customers or that the Company will be able to maintain effective long-term relationships with its affiliates. If the Company is unable to maintain effective, long-term relationships with the affiliates, or if the affiliates fail to meet the needs of the Company's customers, the Company's business would be adversely affected. From time to time certain of the Company's competitors have established, and may continue to seek to establish, a comparable distribution channel, in part by attempting to attract the Company's own affiliates. The Company's agreements with its affiliates are generally terminable by either party and do not impose specific obligations on the part of the affiliates. Further, there can be no assurance that the affiliates will not otherwise reduce or discontinue their relationships with or support of the Company and its products. See "Item 1. Business -- Marketing and Sales."

     Competition. The market for business software within the mid-size manufacturing industry is highly competitive, changes rapidly and is to a significant degree affected by new product introductions and other market activities of industry participants. The Company's products and related services are primarily targeted at the market for business applications software for use with the IBM AS/400. The Company's current and prospective competitors offer a variety of products which address this and similar markets. The Company's primary competition comes from a large number of independent software vendors and other sources including Baan N.V., Computer Associates, Inc., Intentia AB, JBA Holdings Plc, J.D. Edwards & Company, Inc., Oracle Corporation, SAP AG, and System Software Associates, Inc. Of the Company's primary competitors, the products of Intentia are currently designed solely for use with the IBM AS/400, and the products of JBA Holdings Plc, J.D. Edwards and System Software Associates are currently designed for use primarily with the IBM AS/400. The Company also experiences some competition from vendors of specialized applications.

     Certain of the Company's competitors have significantly greater financial, marketing, service, support and technical resources and greater name recognition than the Company. To be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technological change and its competitors' innovations. The Company's competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements or devote greater resources to the development, promotion and sale of their products than the Company. The Company also expects to face additional competition as other established and emerging companies enter the market for business software for use with the AS/400 and as new products and technologies are introduced. In addition, current and potential competitors may make acquisitions or establish alliances among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share, resulting in price or fee rate reductions, fewer customer orders and reduced gross margin, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, because the Company relies on a network of distribution affiliates for implementation and other support of its products, there can be no assurance that these affiliates will maintain sufficiently high quality standards so that the Company's reputation and competitive position will not be adversely affected. See "Item 1.
Business -- Marketing and Sales" and "-- Competition."

     Dependence on Key Personnel; Ability to Attract and Retain Skilled Personnel. The Company's future performance depends to a significant extent upon the continued service of a number of senior management and key technical personnel. The Company does not maintain key-person life insurance on any of its key employees. None of the Company's employees is bound by an employment agreement. The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's future financial results also will depend in large part upon its ability to attract on a timely basis and retain highly skilled technical, managerial and marketing personnel and the ability of its officers and key employees to manage growth successfully and to continue successful development of new products and enhancements to existing products. Competition for such personnel is intense and is likely to intensify further as companies compete to hire personnel, particularly to address Year 2000 issues. The Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. The Company has at times experienced and continues to experience difficulty recruiting qualified personnel, and there can be no assurance that the Company will not continue to experience such difficulties in the future. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Employees" and "Item 4(A). Executive Officers of the Registrant."

     New Products and Technological Change. The market for the Company's ERP software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to continue to enhance its MAPICS(R) products and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, the Company must continue to anticipate and respond adequately to advances in standard business applications software and client/server solutions, as well as object-oriented technology. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis, functioning product enhancements or new products that respond to technological advances by its competitors or that its new products will achieve market acceptance. See "Item 1. Business -- Product Development."

     As a result of the complexities inherent in the functionality and performance demanded by ERP software customers, major new products and product enhancements can require long development and testing periods. In addition, ERP software programs as complex as those offered by the Company may contain errors which are discovered only after the products and new releases have been installed and used by customers despite testing by the Company. There can be no assurance that undetected errors will not impair the market acceptance of these products or adversely affect the Company's operating results. Problems encountered by customers installing and implementing the Company's new product releases or with product performance, including product functionality, product response time and programs errors, could also materially adversely affect the Company's operating results.

     Dependence on External Development Resources. Several of the Company's application modules were developed in collaboration with third party Solution Partners, and the Company expects to continue to rely on Solution Partners for the development of additional application modules. Generally, Solution Partners continue to own the rights to, and maintain, the technology underlying the modules and license, on an exclusive basis, the technology to the Company. Under the terms of such agreements, the Company is obligated to pay a royalty to a Solution Partner for sales of the Solution Partner-developed application modules. In the event the Company fails to pay the required royalty when due, such agreement may be terminated. The termination of such an agreement with a Solution Partner could adversely affect the Company's business, financial condition and results of operations. There can be no assurance that Solution Partners will be available to develop application modules for the Company in the future or will complete application modules for the Company on a timely basis, within acceptable guidelines, or at all. The Company's success depends in part on its continued ability to license application modules from Solution Partners, and there can be no assurance that the Company will be able to obtain such licenses on terms acceptable to the Company or at all. Although the Company is entitled to obtain a non-exclusive license to the source code for an application module in the event the Solution Partner fails to maintain or update the application module, goes out of business or otherwise breaches the terms of the license agreement, the Company may not be able to maintain or upgrade the application module adequately or on a timely basis. The failure of the Company to adequately or on a timely basis maintain or upgrade the application module could adversely affect the Company's business, financial condition and results of operations. See "Item 1. Business -- Product Development."

     Dependence on IBM's AS/400. Substantially all of the Company's revenues have been derived from products designed to operate primarily on IBM's AS/400 series of computers. Therefore, the Company's future revenues from initial license fees and periodic license fees will be primarily derived from and dependent upon the continued widespread use of the AS/400 and the continued support of the AS/400 by IBM. While the Company believes that customers will continue to use, and IBM will continue to support, the AS/400, there can be no assurance of such continued use or support, and the loss of either would have a material adverse effect on the Company's operating results. The Company will be required and intends to continue to devote significant resources to supporting its installed base of AS/400 customers. Although the Company believes it has an advantage in assisting its installed AS/400 base in converting to independent platforms, there is no assurance that these customers will continue to use MAPICS(R) products if they implement such independent platforms. If there should be a rapid shift away from the current widespread use of the AS/400 operating system, the Company would be required to expend substantial capital resources to develop new software and would be likely to experience delays or losses in customer orders; as a result, its business would be materially adversely affected. In addition, to retain its AS/400 customers, the Company may be required to adapt its MAPICS(R) products to any changes made in the AS/400 operating system in the future. The Company's inability to adapt to future changes in the AS/400 operating system, or delays in doing so, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Industry Background."

     Limited History as a Stand-Alone Public Company; Limited Relevance of Certain Historical Financial Information. The Company has operated as a stand-alone company only since the Distribution on July 29, 1997. Except for Richard C. Cook, the Company's senior executive officers have had limited or no prior management experience as senior executives in a public company. While the Company continues to receive certain services from Marcam Solutions following the Distribution, there can be no assurance that the Company's operating results will not be adversely affected as a result of the reduction of general service assistance from Marcam Solutions. In anticipation of being established as a stand-alone entity, the Company reviewed its business and operations and implemented certain organizational changes. However, there can be no assurance that these changes or that the separation from Marcam Solutions will not have an adverse impact on the Company's business, financial condition and results of operations.

     The financial information included herein may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future or what the results of operations, financial position and cash flows would have been had MAPICS been a separate, stand-alone entity during the periods presented, because certain allocations were made in preparing such financial data. This is particularly true with regard to allocations of corporate overhead. The financial information included herein does not reflect the many significant changes that have occurred in the funding and operations of the Company as a result of the Distribution and the Offering. In addition, the combined financial statements of the Company include certain assets, liabilities, revenues and expenses which were not historically recorded at the entity level of, but are associated with, the Company. See "Item 1.
Business -- General" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

     Management of Potential Growth. The Company's business has grown rapidly in the last four years, with total revenues increasing to $95.4 million in fiscal 1997 from $52.8 million in fiscal 1994. This recent growth has placed, and may continue to place, strain on the Company's management and systems. Accordingly, the Company's future operating results will depend, in part, on the ability of its officers and other key employees to continue to implement and improve its operational and financial control systems and to effectively expand, train and manage its employee base. The Company's growth is also dependent upon its distribution affiliates' ability to implement the Company's products in response to the projected demands of the Company's customer base. There can be no assurance that the Company or its affiliates will be able to manage any future expansion successfully, and any inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Relationship with Marcam Solutions. The Company has entered into certain agreements with Marcam Solutions which govern certain aspects of the parties' relationship on an ongoing basis that may be material to the conduct of the Company's business, including the provision of certain administrative services and indemnification obligations related to the Distribution. These agreements would have a material adverse effect on the Company's business, financial condition and results of operations if such agreements result in significant liabilities to the Company. Further, because prior to the Distribution the business currently conducted by Marcam Solutions was conducted through Marcam Corporation, MAPICS may be liable for the liabilities of Marcam Solutions if Marcam Solutions for any reason is unable to satisfy such liabilities. See Note 15 of Notes to Combined Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

     Dependence on Worldwide Manufacturing Industry. The Company's business depends substantially upon the capital expenditures of mid-size manufacturers, which expenditures depend in part upon the demand for such manufacturers' products. A recession or other adverse events affecting the worldwide manufacturing industry served by the Company could affect such demand, forcing manufacturers in the Company's target market to curtail or postpone capital expenditures on business information systems. Any such change in the amount or timing of capital expenditures in its target market could have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertain Protection of Proprietary Technology. The Company's success is heavily dependent upon protection of its proprietary software. The Company relies on a combination of copyright, trademark and trade secret laws and license and non-disclosure agreements to establish and protect its proprietary rights in its products. The Company enters into confidentiality and/or license agreements with its employees, distributors, customers and potential customers and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance, however, that despite these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company's products or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competitors will not independently develop software products that are substantially equivalent or superior to the Company's software products.

     In the future, the Company may receive notices claiming that it is infringing upon the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent the Company desires or is required to obtain licenses to proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. Claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time consuming and expensive to defend, prosecute or resolve. See "Item 1.
Business -- Proprietary Rights and Technology."

     Risks of Product Liability. The Company's products are generally used to manage data critical to large organizations. As a result, the sale and support of products by the Company may entail the risk of product liability claims. While the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims, it is possible that such limitations of liability provisions may not be effective under the laws of all jurisdictions. In addition, the Company is insured for product liability protection against claims for personal injury or damage to property, as well as for the customers losses for which the Company is liable, although such insurance may not be sufficient to cover all claims in the event the limitation of liability provisions contained in the Company's license agreements are not effective. Although the Company has not experienced any significant product liability claims to date, there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, defending such a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with International Operations and Currency
Fluctuations. A material portion of the Company's business comes from outside the United States, and the Company believes that its continued growth and profitability will require expansion of its sales in international markets. To successfully expand international sales, the Company has utilized, and will continue to utilize, substantial resources to enlarge existing foreign operations, establish additional foreign operations and hire additional personnel. International expansion of the Company's operations has required, and will continue to require, the Company to translate and localize its application modules. To the extent the Company is unable to expand its international operations or translate and localize its application modules in a timely manner, it is likely to adversely impact the Company's operating results. In addition, even if international operations are successfully expanded, there can be no assurance that the Company will be able to maintain or increase international market presence or demand for its products.

     Risks inherent in the Company's international business activities include imposition of government controls, restrictions on the export of critical technology, political and economic instability (including fluctuations in foreign currency exchange rates), trade restrictions, difficulties in staffing international offices, difficulty in collecting or inability to collect license fees and longer accounts receivable payment collection cycles in certain countries, burdens of complying with a wide variety of foreign laws and regulations, management of an organization spread over various countries, unexpected changes in regulatory requirements and overlap of different tax structures. In addition, effective copyright, trademark and trade secret protection may not be available in every foreign country in which the Company sells its products. As a result of the continued expansion of the Company's international operations, the fluctuations in the value of foreign currencies in which the Company conducts its business may cause currency transaction gains and losses. To date, currency transaction gains and losses have not been material. However, due to the number of foreign currencies involved, the constantly changing currency exposures and volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon future operating results. The Company's business, financial condition and results of operations could be materially adversely affected by any of these factors.

     Anti-Takeover Provisions; Rights Plan; Issuance of Preferred Stock. The Company's Restated Articles of Organization and Amended and Restated By-laws contain provisions that may make it more difficult for a third party to acquire, or discourage acquisition bids for, or discourage changes in management of, the Company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Also, the Company has adopted a Stockholder Rights Plan pursuant to which the Company has distributed to its stockholders rights to purchase shares of junior participating preferred stock (the "Rights Plan"). Upon certain triggering events, such rights become exercisable to purchase the Company's Common Stock at a price substantially discounted from the then applicable market price of the Company's Common Stock. The Rights Plan could generally discourage a merger or tender offer involving the securities of the Company that is not approved by the Company's Board of Directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer. In addition, shares of the Company's Preferred Stock have been issued in the past and may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of Preferred Stock currently outstanding and will be subject to, and may be adversely affected by, the rights of any holders of Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. The Company has no present plans to issue any additional shares of Preferred Stock. The Company's Board of Directors is divided into three classes, each of which serves for a staggered three-year term. Such staggered Board may make it more difficult for a third party to gain control of the Company's Board of Directors. The Amended and Restated By-laws impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions.

     Shares Eligible for Future Sale; Registration Rights. Sales of substantial numbers of shares of Common Stock, or the prospect of such sales, could adversely affect the market price of the Common Stock and the Company's ability to raise needed capital in the capital markets at a time and price favorable to the Company. As of December 1, 1997, the Company had a total of 18,532,638 shares of Common Stock outstanding, a substantial majority of which are freely tradeable without restriction under the Securities Act of 1933, as amended (the "Securities Act"). Of these outstanding shares, 20,373 shares are subject to lock-up agreements with the representatives of the underwriters of the Offering which expire on January 26, 1998 (the

"Lock-Up Agreements"). Such agreements provide that the representatives may, in their sole discretion and at any time without notice, release all or a portion of the shares subject to these Lock-Up Agreements.

     As of December 1, 1997, the Company had options to purchase an aggregate of 3,468,285 shares outstanding under its existing stock option plans and had an additional 881,056 shares of Common Stock reserved for issuance pursuant to these plans. Any shares of Common Stock issued upon the exercise of such outstanding options or any options granted in the future will be, upon issuance, freely tradeable in the public market, except for shares subject to Lock-Up Agreements and shares held by affiliates of the Company. Of the outstanding options, 1,488,016 shares issuable upon exercise of such options are exercisable on or before January 26, 1998, and of these shares of Common Stock, 147,019 shares are subject to Lock-Up Agreements. The Company also has in effect a registration statement under the Securities Act covering the sale of 526,309 shares of Common Stock issuable upon the exercise of warrants exercisable at a price of $6.5041 per share. These shares of Common Stock are not subject to Lock-Up Agreements.

     The holders of the Company's Convertible Preferred Stock currently convertible into 3,250,00 shares of Common Stock and the holders of warrants currently exercisable for 1,000,000 shares of Common Stock at an exercise price of $11.53 per share are entitled to certain demand registration rights with respect to such shares of Common Stock commencing on or after July 23, 1998 and are also entitled to piggy-back registration rights. If the Company were required to include in a Company-initiated registration shares held by such holders pursuant to the exercise of their piggyback registration rights, such sale might have an adverse effect on the Company's ability to raise needed capital in the capital markets at a time and price favorable to the Company. In addition, 2,250,000 shares of Common Stock underlying the Convertible Preferred Stock and warrants currently are eligible for sale in the public market subject to the conditions of Securities and Exchange Commission Rule 144, and the remaining 2,000,000 shares of Common Stock underlying the Convertible Preferred Stock and warrants become eligible for sale subject to the conditions of Rule 144 on July 23, 1998. Of the 4,250,000 shares underlying the Convertible Preferred Stock and warrants, 4,000,000 are subject to Lock-Up Agreements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following is a list of the Combined Financial Statements and Supplementary Data appearing herein:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   28
Combined Balance Sheets as of September 30, 1997 and 1996...   29
Combined Statements of Operations for the years ended
  September 30, 1997, 1996 and 1995.........................   30
Combined Statements of Equity for the years ended September
  30, 1997, 1996 and 1995...................................   31
Combined Statements of Cash Flows for the years ended
  September 30, 1997, 1996 and 1995.........................   32
Notes to Combined Financial Statements......................   33
Supplemental Financial Information..........................   55

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MAPICS, Inc.:

     We have audited the accompanying combined balance sheets of MAPICS, Inc. and Subsidiaries as of September 30, 1997 and 1996 and the related combined statements of operations, equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of MAPICS, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of MAPICS, Inc. and Subsidiaries as of September 30, 1997 and 1996 and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
October 30, 1997

                         MAPICS, INC. AND SUBSIDIARIES

                            COMBINED BALANCE SHEETS

                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................     $  5,562       $    378
  Accounts receivable, net of allowances of $1,702 in 1997
     and $1,240 in 1996 (Note 3)............................       30,364         20,518
  Prepaid expenses and other current assets.................        2,583            487
  Deferred income taxes, net (Note 9).......................        1,341             --
                                                                 --------       --------
          Total current assets..............................       39,850         21,383
  Property and equipment, net (Note 4)......................        3,562          2,992
  Computer software costs, net (Note 5).....................       16,615         15,705
  Other intangible assets, net (Notes 6 and 14).............        4,809          5,325
  Deferred income taxes, net (Note 9).......................       12,134             --
                                                                 --------       --------
          Total assets......................................     $ 76,970       $ 45,405
                                                                 ========       ========
                                 LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable..........................................     $  6,955       $  5,308
  Accrued expenses and other current liabilities (Note 7)...       20,174         11,457
  Deferred revenues.........................................       25,134         18,563
                                                                 --------       --------
          Total current liabilities.........................       52,263         35,328
  Deferred income taxes, net (Note 9).......................           --            884
                                                                 --------       --------
          Total liabilities.................................       52,263         36,212
                                                                 --------
Commitments and contingencies (Notes 10 and 15)
Divisional equity (Note 2)..................................                       9,193
                                                                                --------
Stockholders' equity (Note 11):
  Preferred stock, $1.00 par value; 1,000 shares authorized
     Series D convertible preferred stock, 225 shares issued
      and outstanding (liquidation preference of $16,955)...          225
     Series E convertible preferred stock, 100 shares issued
      and outstanding (liquidation preference of $7,536)....          100
  Common stock, $.01 par value; 50,000 authorized; 18,499
     shares issued and outstanding..........................          185
  Additional paid-in capital................................       56,887
  Accumulated deficit.......................................      (32,690)
                                                                 --------
          Total stockholders' equity........................       24,707
                                                                 --------
          Total liabilities and equity......................     $ 76,970       $ 45,405
                                                                 ========       ========

     The accompanying notes are an integral part of the combined financial statements.

                         MAPICS, INC. AND SUBSIDIARIES

                       COMBINED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                               1997        1996        1995
                                                              -------     -------     -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Revenues:
  License...................................................  $56,368     $45,341     $42,745
  Services..................................................   39,036      32,261      26,553
                                                              -------     -------     -------
          Total revenues....................................   95,404      77,602      69,298
                                                              -------     -------     -------
Operating expenses:
  Cost of license revenues..................................    9,816       6,913       5,689
  Cost of services revenues.................................   11,838       9,499       7,567
  Selling and marketing.....................................   31,905      27,851      24,780
  Product development.......................................   10,259       6,398       7,432
  General and administrative................................    8,256       5,965       5,384
                                                              -------     -------     -------
          Total operating expenses..........................   72,074      56,626      50,852
                                                              -------     -------     -------
Income from operations......................................   23,330      20,976      18,446
Other:
  Interest income...........................................       45          --          --
  Interest expense..........................................     (263)         --          --
                                                              -------     -------     -------
Income before income tax expense (benefit)..................   23,112      20,976      18,446
Income tax expense (benefit) (Note 9).......................   (6,004)      8,076       7,112
                                                              -------     -------     -------
Net income..................................................  $29,116     $12,900     $11,334
                                                              =======     =======     =======
Pro forma net income per common share (Note 2)..............  $  1.47     $  0.70
                                                              =======     =======
Pro forma weighted average number of common and common
  equivalent shares outstanding (Note 2)....................   19,811      18,518
                                                              =======     =======

     The accompanying notes are an integral part of the combined financial statements.

                         MAPICS, INC. AND SUBSIDIARIES

                         COMBINED STATEMENTS OF EQUITY

                                      SERIES D AND E
                                       CONVERTIBLE                                                          RETAINED
                                     PREFERRED STOCK          COMMON STOCK       ADDITIONAL                 EARNINGS
                                   --------------------   --------------------    PAID-IN        NET      (ACCUMULATED    TOTAL
                                    SHARES    PAR VALUE    SHARES    PAR VALUE    CAPITAL     TRANSFERS     DEFICIT)      EQUITY
                                   --------   ---------   --------   ---------   ----------   ---------   ------------   --------
                                                                           (IN THOUSANDS)
Balance as of September 30,
  1994...........................                                                             $  9,727      $  7,364     $ 17,091
  Net transfers to Marcam
    Corporation..................                                                              (16,933)                   (16,933)
  Net income.....................                                                                             11,334       11,334
                                                                                              --------      --------     --------
Balance as of September 30,
  1995...........................                                                               (7,206)       18,698       11,492
  Net transfers to Marcam
    Corporation..................                                                              (15,199)                   (15,199)
  Net income.....................                                                                             12,900       12,900
                                                                                              --------      --------     --------
Balance as of September 30,
  1996...........................                                                              (22,405)       31,598        9,193
  Net transfers to Marcam
    Corporation..................                                                               (6,999)                    (6,999)
  Transfer of cash to Marcam
    Solutions....................                                                              (39,000)                   (39,000)
  Assumption of Marcam
    Corporation's subordinated
    notes........................                                                              (25,000)                   (25,000)
  Assumption of Marcam
    Corporation's capital
    stock........................       325   $    325      11,547   $    115                   93,404       (93,404)         440
  Net income.....................                                                                              8,444        8,444
                                   --------   --------    --------   --------                 --------      --------     --------
Balance as of July 29, 1997......       325        325      11,547        115                       --       (53,362)     (52,922)
  Issuance of common stock, net
    of costs.....................                            6,900         69     $ 55,892                                 55,961
  Exercise of common stock
    options......................                               52          1          451                                    452
  Cumulative tax benefit
    associated with exercise of
    common stock options.........                                                      544                                    544
  Net income.....................                                                                             20,672       20,672
                                   --------   --------    --------   --------     --------    --------      --------     --------
Balance as of September 30,
  1997...........................       325   $    325      18,499   $    185     $ 56,887    $     --      $(32,690)    $ 24,707
                                   ========   ========    ========   ========     ========    ========      ========     ========

     The accompanying notes are an integral part of the combined financial statements.

                         MAPICS, INC. AND SUBSIDIARIES

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 29,116    $ 12,900    $ 11,334
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................     1,394         954         709
     Amortization...........................................     5,708       3,788       3,248
     Provision for bad debts................................       956         399         939
     Deferred income taxes..................................   (13,815)        688         737
     Changes in operating assets and liabilities:
       Accounts receivable..................................   (10,732)       (501)     (5,302)
       Prepaid expenses and other current assets............    (1,818)       (118)        239
       Accounts payable.....................................     1,647       1,071         383
       Accrued expenses and other current liabilities.......     8,717         784       4,988
       Deferred revenues....................................     6,571       3,357       5,466
                                                              --------    --------    --------
          Net cash provided by operating activities.........    27,744      23,322      22,741
                                                              --------    --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (1,964)     (1,613)       (623)
  Additions to computer software costs......................    (5,450)     (6,358)     (5,516)
  Purchase of computer software.............................    (1,000)         --          --
                                                              --------    --------    --------
          Net cash used for investing activities............    (8,414)     (7,971)     (6,139)
                                                              --------    --------    --------
Cash flows from financing activities:
  Net transfers to Marcam Corporation.......................    (6,559)    (15,199)    (16,483)
  Cash transferred to Marcam Solutions in connection with
     the Distribution.......................................   (39,000)         --          --
  Principal repayment on subordinated notes assumed from
     Marcam Corporation.....................................   (25,000)         --          --
  Principal borrowings on notes payable.....................    64,000          --          --
  Principal repayments on notes payable.....................   (64,000)         --          --
  Proceeds from issuance of common stock....................    62,100          --          --
  Costs associated with issuance of common stock............    (6,139)         --          --
  Proceeds from common stock option exercises...............       452          --          --
                                                              --------    --------    --------
          Net cash used for financing activities............   (14,146)    (15,199)    (16,483)
                                                              --------    --------    --------
Net increase in cash and cash equivalents...................     5,184         152         119
Cash and cash equivalents at beginning of year..............       378         226         107
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $  5,562    $    378    $    226
                                                              ========    ========    ========

     The accompanying notes are an integral part of the combined financial statements.

                         MAPICS, INC. AND SUBSIDIARIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

(1) BUSINESS AND BASIS OF PRESENTATION

  (a) Reporting Entity

     MAPICS, Inc. ("MAPICS" or the "Company") is a Massachusetts corporation formerly known as Marcam Corporation. Incorporated in Massachusetts in 1980, the Company was organized as a consulting company to help manufacturers improve manufacturing efficiency through implementation and customization of International Business Machines Corporation's ("IBM") manufacturing software. Over time, Marcam Corporation developed a number of software applications, further described below, to address the needs of continuous flow process manufacturing companies.

     In February 1993, the Company acquired from IBM the exclusive worldwide marketing rights to the MAPICS(R) product line, which addresses the software needs of discrete and batch-process manufacturers, for 25 years. Marcam also acquired from IBM the option to purchase the MAPICS(R) product line and certain related intellectual property rights. In September 1995, the Company exercised its option and acquired from IBM all of the outstanding stock of the company that owned the MAPICS(R) product line. Through its acquisition of the MAPICS(R) product line and together with its PRISM(R), Protean(TM), and Avantis(TM) software product lines, the Company offered comprehensive business planning and control solutions to the production, logistics, asset management and financial requirements of manufacturing companies worldwide.

     In April 1997, the Company's Board of Directors authorized management of the Company to proceed with the separation of Marcam Corporation into two publicly traded corporations. The separation was designed with the intent to enable each company to better focus on its core markets, to better serve its existing customers and to finance its business.

     On July 25, 1997, the Company transferred substantially all of the business, assets and liabilities relating to its PRISM(R), Protean(TM) and Avantis(TM) product lines, which address the needs of continuous flow process manufacturers, and $39.0 million in cash to a newly formed wholly owned subsidiary, Marcam Solutions, Inc. ("Marcam Solutions"). The Company borrowed $64.0 million from a bank (the "Debt Financing") to finance the $39.0 million cash transfer to Marcam Solutions and to repay Marcam Corporation's $25.0 million 9.82% Subordinated Notes due 2001 (the "Subordinated Notes"). The accompanying combined financial statements of MAPICS reflect the assumption and repayment of the Subordinated Notes, excluding the prepayment penalty and accrued interest which were recorded by Marcam Solutions. The indebtedness incurred in the Debt Financing had an interest rate of 9.0%.

     On July 29, 1997, the Company spun off to its stockholders, in a tax-free distribution (the "Distribution"), all of the shares of common stock of Marcam Solutions. In connection with the Distribution, Marcam Corporation changed its name to MAPICS, Inc. and thereafter continues the operations related to the MAPICS(R) product line.

     Although the common stock of Marcam Solutions was distributed to the Company's stockholders, the Distribution was recorded for accounting purposes as a disposal by Marcam Solutions of the MAPICS business, due to the relative significance of the PRISM(R), Protean(TM) and Avantis(TM) product lines.

     During August 1997, the Company executed a senior secured term loan and revolving credit facility to repay a portion of the borrowings from the Debt Financing and for general corporate purposes (See Note 8).

     During August 1997, the Company completed an underwritten public offering of 6.9 million shares of its common stock (the "Offering") raising net proceeds of approximately $56.0 million, after deducting offering costs of approximately $6.1 million. The net proceeds of the Offering along with borrowings of $6.4 million under the term loan credit facility described above and working capital of $1.6 million were used to repay the $64.0 million of indebtedness from the Debt Financing.

                         MAPICS, INC. AND SUBSIDIARIES

     Prior to the Distribution, Marcam Corporation and Marcam Solutions entered into various agreements providing for the separation of the product lines and governing various ongoing relationships between the two companies, including a distribution agreement, a general services agreement and a tax sharing agreement (See Note 15).

  (b) Basis of Presentation

     The accompanying combined financial statements of MAPICS have been prepared using Marcam Corporation's historical basis in the assets and liabilities and historical results of operations of the business related to the MAPICS(R) product lines through the Distribution. These combined financial statements generally reflect the financial position, results of operations, and cash flows of MAPICS as if it were a separate entity for the periods presented through the Distribution. Certain costs and expenses presented in these combined financial statements have been allocated based on management's estimates of the cost of services provided to MAPICS by Marcam Corporation. Management believes these allocations are reasonable. However, the financial information included herein may not necessarily reflect the combined financial position, results of operations and cash flows of MAPICS in the future, or what they would have been had MAPICS been a separate entity during the periods presented.

     The combined financial statements of MAPICS for reporting periods after the Distribution consist solely of the separate consolidated financial statements of MAPICS, Inc. and its wholly owned subsidiaries and do not correspond to the historical consolidated financial statements of Marcam Corporation. All significant intercompany accounts and transactions have been eliminated.

     The Company operates on a fiscal year ending September 30th. As used herein, the terms "fiscal 1997," "fiscal 1996," and "fiscal 1995" refer to the Company's fiscal years ended September 30, 1997, 1996 and 1995, respectively.

  (c) Nature of the Business

     The Company is a leading provider of enterprise resource planning ("ERP") software applications for manufacturing enterprises worldwide. The Company's products provide an integrated and function-rich ERP solution with the breadth and depth of applications to manage an entire manufacturing enterprise. The MAPICS(R) XA product line currently consists of over 40 integrated application modules in the areas of Engineering and Cost Management, Market and Demand Management, Plant Operations and Logistics Management, Production Resource Planning, Financial Management and Measurements and Cross Applications Solutions. The Company also provides services to customers in the form of product support. The Company's primary geographic markets include North America; the Europe, Middle East and Africa region ("EMEA"); Latin America and Asia Pacific.

(2) SIGNIFICANT ACCOUNTING POLICIES

  (a) Use of Estimates by Management

     The preparation of combined financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates included in these combined financial statements are the valuation of accounts receivable, capitalized software, intangible assets, deferred income taxes and the allocation of corporate expenses from Marcam Corporation. Actual results may differ from estimates.

                         MAPICS, INC. AND SUBSIDIARIES

  (b) Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments (primarily United States government agency obligations and commercial paper) purchased with maturities of three months or less to be cash equivalents.

  (c) Financial Instruments and Concentrations of Credit Risk

     Substantially all cash and cash equivalents are on deposit with three financial institutions. For those cash equivalents, the carrying amount is a reasonable estimate of fair value. As of September 30, 1997 and 1996, cash and cash equivalents included $1,867,000 and $-0-, respectively, denominated in foreign currencies.

     In addition to cash and cash equivalents, financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. The Company provides credit, in the normal course of business, to various types and sizes of manufacturers located throughout the world. As a result, management believes that concentration of credit risk with respect to trade accounts receivable is not significant.

  (d) Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method based upon the following estimated useful lives:

Furniture and fixtures                 4 years
Computer equipment                     4 years
                                       Shorter of lease term or useful life
Leasehold improvements                 of asset

  (e) Computer Software Costs

     The Company charges all costs of establishing technological feasibility of computer software products to product development expense as they are incurred. From the time of establishing technological feasibility through general release of the product, computer software development costs are capitalized and thereafter reported at the lower of unamortized cost or net realizable value. Computer software costs include purchased software, in-house software development costs and costs incurred to translate software into various foreign languages. Amortization of purchased software commences when the software is placed in service and is computed using the straight-line method over the estimated useful life of the software, generally five years. Amortization of computer software development and translation costs commences upon general release of the product to customers and is computed on a product-by-product basis using the greater of the amount determined using (a) the ratio that current period gross revenues bear to the total of current and anticipated future gross revenues or (b) the straight-line method over the estimated economic life of the product, generally five years. The Company evaluates the realizability of capitalized software costs based on expected revenues from the related product over the remaining product life. Where future revenues are not expected to cover the related unamortized computer software costs, the Company either accelerates amortization or expenses the remaining unamortized amounts.

     Amortization of computer software costs is included in cost of license revenues in the combined statements of operations. Software is subject to rapid technological obsolescence and, as a result, future amortization periods for computer software costs could be shortened to reflect changes in technology. Amortization of computer software costs during fiscal 1997, 1996 and 1995 was approximately $5,192,000, $3,148,000 and $2,448,000, respectively. In fiscal 1997, the Company shortened the estimated useful life of its 1997 and future computer software translation costs from five years to two years. This change in estimate decreased net income and pro forma net income per common share for the year ended September 30, 1997 by approximately $446,000 and $.02 per share, respectively.

                         MAPICS, INC. AND SUBSIDIARIES

  (f) Other Intangible Assets

     Other intangible assets represent certain intangible assets which resulted from the acquisition of the MAPICS business in 1993. These intangible assets are being amortized to cost of license revenues using the straight-line method over the estimated lives of the intangible assets. The installed customer base and affiliate network is being amortized over fifteen years; trade names, trademarks and goodwill are being amortized over ten years. At each balance sheet date, a determination is made by management to ascertain whether the intangible assets have been impaired based on several criteria, including but not limited to, sales trends, undiscounted operating cash flows and other operating factors.

  (g) Divisional Equity

     Divisional equity includes the accumulated retained earnings of the MAPICS business, net transfers from MAPICS to Marcam Corporation and current period income for the periods presented through the Distribution (See Note 14). For financial reporting purposes, the combined financial statements of MAPICS reflect the assumption of Marcam Corporation's capital structure as of the Distribution and reflect the capital structure of MAPICS for all subsequent reporting periods (See Note 11). For reporting periods after the Distribution, MAPICS reports stockholders' equity and the activity in the stockholders' equity accounts in its combined financial statements.

  (h) Revenue Recognition

     The Company recognizes revenue from software licensing in accordance with the guidance provided by Statement of Position ("SOP") 91-1, "Software Revenue Recognition." The Company recognizes revenues from the licensing of its software upon the signing of license agreements, delivery of the software and determination that collection of the related receivable is probable. Under the terms of the Company's license agreements, the customer is responsible for installation and training. At the time the Company recognizes revenues from the licensing of software, no significant vendor obligations remain, and the costs of insignificant obligations, if any, are accrued. Revenues from the licensing of products through third-party affiliates are included in license revenues, and related commissions are included in selling and marketing expenses.

     The Company recognizes services revenues from its periodic license fees ratably over the terms of the periodic license agreements. The periodic license fee, which is typically payable annually in advance, entitles the customer to continue using the software and to receive certain support services.

  (i) Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expenses are immaterial for all periods presented.

  (j) Allocated Costs

     Expenses have been allocated based on a variety of methods depending on the nature of the expense. Such allocation methods include proportional MAPICS product revenues to total Marcam Corporation revenues, headcount equivalents and management estimates. These amounts approximate management's estimates of Marcam Corporation's corporate costs to support the MAPICS-related operations. An allocation of corporate marketing expenses, corporate product development expenses, and corporate administrative functions (including data services, employee benefits, legal, insurance, accounting and other corporate overhead) has been included in the selling and marketing, product development and general and administrative operating expenses in the combined statements of operations.

                         MAPICS, INC. AND SUBSIDIARIES

  (k) Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when management believes it is more likely than not that the assets, or a portion thereof, will not be realized.

     Historically, the operations represented by MAPICS have been included in the consolidated United States federal and certain state and foreign income tax returns filed by Marcam Corporation. For financial reporting purposes, income tax expense in the combined financial statements has been calculated on a separate-return basis for all periods presented through the Distribution. Income taxes paid by MAPICS to Marcam Corporation have been included in the determination of divisional equity for the periods presented through the Distribution (See Note 14). After the Distribution, MAPICS is responsible for any tax obligations arising from its operations and will file separate income tax returns.

     Pursuant to a tax sharing agreement between the Company and Marcam Solutions (See Note 15), MAPICS became entitled to utilize certain favorable income tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution (See Note
9).

  (l) Pro forma Net Income per Common Share

     Pro forma net income per common share presented in the combined statements of operations for the years ended September 30, 1997 and 1996, was calculated using the capital structure of Marcam Corporation for periods prior to the Distribution and the capital structure of MAPICS following the Distribution, including the weighted average number of common and common share equivalents, giving effect to the Distribution on a pro-forma basis for all periods presented through the Distribution.

     The calculation of pro forma weighted average number of common and common equivalent shares outstanding includes (i) the weighted average number of common shares outstanding (12,654,000 and 11,384,000 shares, for the years ended September 30, 1997 and 1996, respectively), (ii) the weighted average number of common equivalent shares from the assumed exercise of dilutive stock options, warrants and convertible preferred stock (3,572,000 and 2,801,000 shares for the years ended September 30, 1997 and 1996, respectively), and (iii) the number of shares of common stock from the Offering, the proceeds from which were deemed to be used to pay the capital contribution of $39,000,000 to Marcam Solutions, based on the offering price of $9.00 per share on a pro-rata basis through the Distribution (3,585,000 and 4,333,000 shares for the years ended September 30, 1997 and 1996, respectively). Pro forma fully diluted net income per share does not differ materially from reported pro forma primary net income per share.

  (m) Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plans and employee stock purchase plan. Accordingly, no compensation cost has been recognized for its stock option plans and employee stock purchase plan.

     During fiscal 1997, the Company adopted the disclosure-only alternative of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which requires the Company to elect either expense recognition under SFAS No. 123 or its disclosure-only alternative for stock-based employee compensation. Accordingly, the adoption of SFAS No. 123 had no effect on the Company's financial position or results of operations, and the Company has disclosed the pro forma net income and pro

                         MAPICS, INC. AND SUBSIDIARIES
forma net income per share using the fair-value based method for fiscal 1997 and fiscal 1996, in Note 11 "Capital Stock -- Stock-Based Compensation Plans."

  (n) Foreign Currency Translation

     The majority of the Company's revenues from foreign operations are denominated in local currencies. The functional currency for each of the Company's foreign operations is generally its local currency. Assets and liabilities of foreign operations are translated into United States dollars at period-end rates of exchange. Revenues and expenses are translated into United States dollars at the average rates for the periods. The resultant translation gains and losses are immaterial for all periods presented. Foreign currency transaction gains and losses and the effects of exchange rate changes on cash are immaterial for all periods presented.

  (o) Recently Issued Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS No. 128 will require the Company to present basic and diluted earnings per share ("EPS"). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under existing rules. SFAS No. 128 requires restatement of all prior period earnings per share data presented. The Company will adopt SFAS No. 128 as of October 1, 1997; however, had the Company adopted SFAS No. 128 during fiscal 1997, basic pro forma EPS would have been $1.79 and $0.82 for the years ended September 30, 1997 and 1996, respectively, and diluted pro forma EPS would have been $1.47 and $0.70 for the years ended September 30, 1997 and 1996, respectively.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which is effective for periods ending after December 15, 1997. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The adoption of SFAS 129 is not expected to have a material impact on the Company's disclosures.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997. SFAS No. 130 requires businesses to disclose comprehensive income and its components in their general-purpose financial statements, with reclassification of comparative (earlier period) financial statements. The adoption of SFAS 130 is not expected to have a material impact on the Company's disclosures.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The adoption of SFAS 131 is not expected to have a material impact on the Company's disclosures.

     In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2 "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 is not expected to have a material impact on the Company's financial position, results of operations or disclosures.

                         MAPICS, INC. AND SUBSIDIARIES

  (p) Reclassifications

     Certain amounts in the prior years' combined financial statements have been reclassified to conform to the 1997 presentation.

(3) ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company provides reserves for customer receivable balances that are considered potentially uncollectible. The allowance for doubtful accounts was $1,702,000, $1,240,000 and $1,626,000 at September 30, 1997, 1996 and 1995,
respectively. The provision charged to bad debt expense, which is included in general and administrative expenses, was $956,000, $399,000 and $939,000 for the years ended September 30, 1997, 1996 and 1995, respectively. Write-offs against the allowance for doubtful accounts were $494,000, $785,000 and $46,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

(4) PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Furniture and fixtures......................................  $   235   $   106
Computer equipment..........................................    6,900     5,285
Leasehold improvements......................................       49        25
                                                              -------   -------
                                                                7,184     5,416
Accumulated depreciation and amortization...................   (3,622)   (2,424)
                                                              -------   -------
                                                              $ 3,562   $ 2,992
                                                              =======   =======

     The combined financial statements reflect a disposal of fully depreciated property and equipment in the amount of $196,000 during the year ended September 30, 1997.

(5) COMPUTER SOFTWARE COSTS

     Computer software costs consist of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Computer software development costs.........................  $15,313   $13,185
Accumulated amortization....................................   (6,411)   (3,771)
                                                              -------   -------
                                                                8,902     9,414
                                                              -------   -------
Computer software translation costs.........................   11,396     8,422
Accumulated amortization....................................   (4,683)   (2,131)
                                                              -------   -------
                                                                6,713     6,291
                                                              -------   -------
Purchased software costs....................................    1,000        --
Accumulated amortization....................................       --        --
                                                              -------   -------
                                                                1,000        --
                                                              -------   -------
                                                              $16,615   $15,705
                                                              =======   =======

     The combined financial statements reflect a reclassification of $348,000 from capitalized computer software to other assets during the year ended September 30, 1997.

                         MAPICS, INC. AND SUBSIDIARIES

(6) OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Installed customer base and affiliate network...............  $ 6,034   $ 6,034
Trade names and trademarks..................................    1,712     1,712
Goodwill....................................................      286       286
                                                              -------   -------
                                                                8,032     8,032
Accumulated amortization....................................   (3,223)   (2,707)
                                                              -------   -------
                                                              $ 4,809   $ 5,325
                                                              =======   =======

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued commissions and royalties...........................  $12,836   $ 5,556
Accrued payroll and related expenses........................    3,995     1,642
Accrued income taxes payable................................    2,880        --
Other.......................................................      463     4,259
                                                              -------   -------
                                                              $20,174   $11,457
                                                              =======   =======

     Accrued payroll and related expenses include $536,000 and $282,000 for compensated absences as of September 30, 1997 and 1996, respectively.

(8) BORROWING ARRANGEMENT

  (a) Debt Financing

     On July 25, 1997, the Company borrowed $64.0 million from a bank to finance the $39.0 million cash transfer to Marcam Solutions and to repay Marcam Corporation's $25.0 million 9.82% Subordinated Notes due 2001. The indebtedness incurred in the Debt Financing had an interest rate of 9.0% and was payable on August 4, 1997. For financial reporting purposes, the combined financial statements of MAPICS reflect the assumption and repayment of the Subordinated Notes, excluding the prepayment penalty and accrued interest which were recorded by Marcam Solutions.

  (b) Term Loan and Revolving Credit Facility

     In August 1997, the Company executed a senior secured term loan and revolving credit facility (the "Credit Facility") to repay a portion of the borrowings from the Debt Financing and for general corporate purposes. Substantially all of the Company's assets are pledged as collateral for obligations under the Credit Facility. The Credit Facility contains covenants which, among other things, require that the Company maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the occurrence of indebtedness, liens, capital leases; the payment of dividends on and the redemption or repurchase of capital stock of the Company; investments and acquisitions; the merger or consolidation of the company with any person or entity; and the disposition of any of the Company's properties or assets.

                         MAPICS, INC. AND SUBSIDIARIES

     In August 1997, the Company borrowed $6.4 million under the term loan facility to repay a portion of the amounts borrowed in the Debt Financing which were not repaid with the net proceeds from the Offering. The principal of this term loan was repaid with interest thereon of $254,000 as of September 30, 1997. Upon repayment of the borrowings outstanding under the term loan in September 1997, no additional amounts are available for future borrowings under the term loan facility.

     Additional borrowings, subject to certain limitations, are available to the Company under the $15.0 million revolving credit facility. Availability of revolving credit loans and the rate of interest thereon vary depending upon the Company's ability to maintain certain financial ratios. Outstanding loans under the revolving credit facility mature on June 30, 2000. Although the full amount of the $15.0 million revolving credit facility was available to the Company as of September 30, 1997, no amount was outstanding. The Company is required to pay a quarterly commitment fee for unused portions of the revolving credit facility. Commitment fees are included in interest expense.

(9) INCOME TAXES

     The components of income tax expense (benefit) are as follows:

                                                          YEARS ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Federal:
  Current.............................................  $ 5,009    $ 5,547    $ 4,743
  Deferred............................................  (13,402)       610        653
                                                        -------    -------    -------
                                                         (8,393)     6,157      5,396
                                                        -------    -------    -------
State:
  Current.............................................    1,062      1,415      1,398
  Deferred............................................     (413)        78         84
                                                        -------    -------    -------
                                                            649      1,493      1,482
                                                        -------    -------    -------
Foreign:
  Current.............................................    1,740        426        234
  Deferred............................................       --         --         --
                                                        -------    -------    -------
                                                          1,740        426        234
                                                        -------    -------    -------
                                                        $(6,004)   $ 8,076    $ 7,112
                                                        =======    =======    =======

                         MAPICS, INC. AND SUBSIDIARIES

     The components of income from domestic and foreign operations before income tax expense (benefit) are as follows:

                                                          YEARS ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Domestic..............................................  $22,636    $20,766    $18,137
Foreign...............................................      476        210        309
                                                        -------    -------    -------
                                                        $23,112    $20,976    $18,446
                                                        =======    =======    =======

     The effective income tax rates of (25.6%), 38.5% and 38.6% for the years ended September 30, 1997, 1996 and 1995, respectively, differ from the expected income tax expense for those periods calculated by applying the federal statutory rate of 35.0% to income before income tax expense (benefit) for the years ended September 30, 1997, 1996 and 1995 as follows:

                                                          YEARS ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                         1997       1996       1995
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
  Expected income tax expense at domestic federal
     statutory rate...................................  $ 8,089    $ 7,342    $ 6,456
  Benefit associated with the recognition of certain
     Marcam Corporation tax attributes................  (14,872)        --         --
  State income taxes, net of federal income tax
     benefit..........................................      422        998        992
  Research and experimentation credits................       --       (413)      (423)
  Other...............................................      357        149         87
                                                        -------    -------    -------
                                                        $(6,004)   $ 8,076    $ 7,112
                                                        =======    =======    =======

     The Company recorded an income tax benefit of $6.0 million during fiscal 1997 compared to income tax expense of $8.1 million and $7.1 million during fiscal 1996 and 1995, respectively. Historically, the operations represented by MAPICS have been included in the consolidated United States federal and certain state and foreign income tax returns filed by Marcam Corporation. For financial reporting purposes, income tax expense has been calculated on a separate return basis for all periods presented in the combined financial statements through the Distribution.

     Pursuant to a tax sharing agreement between Marcam Corporation and Marcam Solutions (See Note 15), MAPICS became entitled to utilize certain favorable income tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution. As a result, the Company recognized an income tax benefit of $14.9 million during the fourth quarter of fiscal 1997. Prior to the Distribution, Marcam Corporation did not reflect a benefit corresponding to these favorable income tax attributes in its consolidated financial statements because Marcam Corporation's management believed it was more likely than not such benefits would not be realized due to Marcam Corporation's history of operating losses.

     The income tax benefit of $6.0 million for fiscal 1997 reflects income tax expense of $8.9 million offset by the income tax benefit of $14.9 million. Excluding the income tax benefit, the effective tax rate in fiscal 1997 was 38.5% which differs from the statutory federal rate of 35.0% principally due to the impact of state and foreign income taxes. The effective tax rates of 38.4% and 38.6% in fiscal 1996 and 1995, respectively, differ from the statutory federal rate of 35.0% principally due to the impact of state income taxes, offset by research and experimentation credits.

                         MAPICS, INC. AND SUBSIDIARIES

     Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to significant portions of the net deferred income tax assets (liabilities) at September 30, 1997 and 1996 relate to the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $10,345   $    --
  Tax credits...............................................    2,801        --
  Intangible assets.........................................    1,341        --
  Reserves and accruals.....................................    1,298       131
  Allowance for doubtful accounts...........................      655       229
  Deferred revenues.........................................      386       411
  Property and equipment....................................       --       136
                                                              -------   -------
          Total deferred tax assets.........................   16,826       907
                                                              -------   -------
Deferred tax liabilities:
  Computer software costs...................................   (1,852)   (1,034)
  Property and equipment....................................     (886)       --
  Intangible assets.........................................       --      (737)
  Other.....................................................     (613)      (20)
                                                              -------   -------
     Total deferred tax liabilities.........................   (3,351)   (1,791)
                                                              -------   -------
     Net deferred tax assets (liabilities)..................  $13,475   $  (884)
                                                              =======   =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. As a result of its evaluation, deferred tax assets have been recorded at the amount management believes more likely than not will be realized.

     At September 30, 1997, the Company had approximately $28.8 million of net operating loss carryforwards, and approximately $2.8 million of research and experimentation and other credit carryforwards. Such carryforwards expire between 1998 and 2012. The utilization of net operating loss carryforwards will be limited on an annual basis due to a change in ownership of Marcam Corporation during fiscal 1996. Management does not believe that this limitation will have a significant impact on its ability to utilize the net operating loss carryforwards prior to their expiration.

(10) COMMITMENTS AND CONTINGENCIES

  (a) Lease Commitments

     The Company leases certain office space and equipment under operating leases. Certain leases contain renewal options and generally provide that the Company shall pay for insurance, taxes and maintenance. Total rental expense under all operating lease agreements was $1,308,000, $1,133,000 and $1,033,000 for the years

                         MAPICS, INC. AND SUBSIDIARIES
ended September 30, 1997, 1996 and 1995, respectively. Future minimum lease payments under noncancelable operating leases having initial or remaining lease terms longer than one year are as follows:

                        YEARS ENDING
                       SEPTEMBER 30:
------------------------------------------------------------  (IN THOUSANDS)
  1998......................................................      $1,009
  1999......................................................         348
  2000......................................................         170
  2001......................................................         119
  2002......................................................          68
  Years subsequent to 2002..................................           8
                                                                  ------
     Total..................................................      $1,722
                                                                  ======

     During October 1997, the Company exercised its option to renew a certain office lease that would have expired in the second quarter of fiscal 1998. The renewed office lease expires in the second quarter of fiscal 2001, after which time, the Company has the option to renew the lease for an additional term of two years. Future minimum lease payments related to this renewed office lease are $495,000, $742,000, $742,000, and $247,000 for the years ending September
30, 1998, 1999, 2000, and 2001, respectively. The future minimum lease payments under this renewed office lease are not included in the amounts presented in the table above.

  (b) Litigation

     The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the financial position or results of operations of the Company.

     The Company will be indemnified for future claims arising from Marcam Solutions' Prism(R), Protean(TM) and Avantis(TM) product lines and related activities in accordance with the agreements entered into with Marcam Solutions as described in Note 15.

(11) CAPITAL STOCK

     For financial reporting purposes, the combined financial statements of MAPICS reflect the assumption of Marcam Corporation's capital structure as of the Distribution and reflect the capital structure of MAPICS for all subsequent reporting periods. The holders of MAPICS capital stock following the Distribution have the same rights, preferences and privileges with respect to such capital stock as had the holders of Marcam Corporation's capital stock as of the date of the Distribution.

     Following the authorization of an additional 20,000,000 common shares in fiscal 1997, the Company's authorized capital stock consists of 50,000,000 shares of common stock, par value $.01 per share (the "Common Stock") and 1,000,000 shares of preferred stock, par value $1.00 per share (the "Preferred Stock").

     The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings to fund future development and growth and the operations of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future. Covenants in the Credit Facility prohibit the payment of cash dividends (See Note 8).

  (a) Preferred Stock

     Of the 1,000,000 authorized shares of Preferred Stock, one share has been designated as Series A Preferred Stock, one share has been designated as Series B Preferred Stock, one share has been designated as

                         MAPICS, INC. AND SUBSIDIARIES

Series C Preferred Stock, 225,000 shares have been designated as Series D Convertible Preferred Stock, 100,000 shares have been designated as Series E Convertible Preferred Stock and 30,000 shares have been designated as Series F Junior Participating Preferred Stock. As of September 30, 1997, there were outstanding 225,000 shares of Series D Convertible Preferred Stock and 100,000 shares of Series E Convertible Preferred Stock. For certain information regarding the Series F Junior Participating Preferred Stock, see "Stockholder Rights Plan."

     Each share of Series D Convertible Preferred Stock and Series E Convertible Preferred Stock ("the Convertible Preferred Stock") is convertible at any time at the option of the holder into 10 shares of Common Stock, subject to adjustment in the event of certain reorganizations or reclassifications of the Company's capital stock. The holders of Convertible Preferred Stock are generally entitled to vote on an as converted basis and are entitled to receive dividends at the same rate as dividends are paid with respect to Common Stock. If at any time after September 30, 1998, for a period of not less than 30 consecutive trading days, the market value of the Common Stock exceeds $40 per share, the Company may elect that all then outstanding shares of Series D Convertible Preferred Stock be mandatorily converted into shares of Common Stock. Likewise, if at any time after July 23, 1999, for a period of not less than 30 consecutive trading days, the market value of the Common Stock exceeds $40 per share, the Company may elect that all then outstanding shares of Series E Convertible Preferred Stock be mandatorily converted into shares of Common Stock. In connection with the Distribution, the Common Stock price per share for Company election of mandatory conversion privileges was adjusted to $30.14.

     Upon any event of liquidation or dissolution of the Company, holders of Convertible Preferred Stock are entitled to receive, before any distribution is made upon stock ranking junior to the Convertible Preferred Stock, the greater of (i) $100 per share plus an amount per share equal to any dividends declared but unpaid thereon or (ii) such amounts per share as would have been payable had each share been converted to Common Stock. In connection with the Distribution, the liquidation preference of $100 per share was adjusted to $75.355.

  (b) Warrants

     In May 1994, in connection with the issuance and sale of the Subordinated Notes, the Company issued warrants to purchase an aggregate of 383,333 shares of Common Stock, as adjusted from time to time (the "Sub Debt Warrants"). The Sub Debt Warrants were originally exercisable at any time during the period commencing June 30, 1994 and ending April 30, 2001, at an exercise price of $8.93 per share, as adjusted from time to time. In connection with the Distribution, the Sub Debt Warrants were adjusted such that the exercise price was decreased to $6.5041 per share and the number of underlying shares was increased to 526,309 on a basis intended to preserve the spread value of the Sub Debt Warrants.

     In July 1996, in connection with the issuance and sale of the Series E Convertible Preferred Stock, the Company issued and sold warrants to purchase an aggregate of 1,000,000 shares of Common Stock, as adjusted from time to time ("GA Warrants"). The GA Warrants were originally exercisable at any time during the period commencing July 23, 1996 and ending July 23, 2003, at an exercise price of $15.36 per share, as adjusted from time to time. In connection with the Distribution, the GA Warrants were adjusted such that the exercise price was decreased to $11.53 per share on a basis intended to preserve the spread value of the GA Warrants.

  (c) Stockholder Rights Plan

     In December 1996, the Company's Board of Directors adopted a Stockholder Rights Plan and declared a dividend of (i) one preferred stock purchase right (a "Right") for each outstanding share of Common Stock, and (ii) for each outstanding share of Convertible Preferred Stock, a number of Rights equal to the number of shares of Common Stock issuable upon conversion of such Convertible Preferred Stock, to stockholders of record at the close of business on December 16, 1996. Each Right entitles holders to purchase one one-

                         MAPICS, INC. AND SUBSIDIARIES
thousandth of a share (a "Unit") of Series F Junior Participating Preferred Stock, par value $1.00, at an exercise price of $60 per Unit, subject to adjustment. The Rights become exercisable for Common Stock only under certain circumstances and in the event of particular events relating to a change in control of the Company. The Company under certain circumstances pursuant to the Stockholder Rights Plan may redeem the Rights. The Rights expire on December 16, 2006, unless earlier redeemed or exchanged. The Rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors.

  (d) Stock-Based Compensation Plans

     At September 30, 1997, the Company maintains three stock option plans and an employee stock purchase plan, which are described below.

     As of the Distribution, options to purchase an aggregate of 2,601,561 shares of Common Stock (the "Stock Options") were held by current and former employees and directors of the Company under the stock option plans. In connection with the Distribution, the per share exercise price of each Stock Options was adjusted to give effect to the Distribution based on the relative fair market values of the underlying the MAPICS Common Stock and the common stock of Marcam Solutions after the Distribution so as to preserve the spread value of the existing Stock Options. For this purpose, the fair market value of a share of each such common stock was the average of the closing sales prices per share of each common stock on the NASDAQ national market for each of the five consecutive trading days beginning on the first day following the date of the Distribution. Each Stock Option continues to be subject to the same terms and conditions that applied prior to the Distribution, except that vesting is based on service with MAPICS, Marcam Solutions or both.

     The 1987 Plan. The Marcam Corporation 1987 Stock Plan (the "1987 Plan"), as amended, provided that the Board of Directors might grant incentive stock options ("ISO") to employees and non-qualified stock options and stock awards to officers, employees, and consultants to purchase up to 1,750,000 shares of Common Stock. In general, the exercise price specified in the agreement relating to each ISO granted under the 1987 Plan was required to be not less than the fair market value of the Common Stock at of the date of grant. Subject to certain provisions, stock options granted under the 1987 Plan were fully exercisable on the date of grant or became exercisable thereafter in installments specified by the Board of Directors. The stock options granted under the 1987 Plan expire on dates specified by the Board of Directors not to exceed a period of ten years from the date of grant. As of September 30, 1997, 1,018,336 options were outstanding under the 1987 Stock Plan of which 784,383 options were exercisable.

     Under the 1987 Plan, 10,000 and 110,000 restricted stock awards were issued to various individuals during fiscal 1995 and fiscal 1994, respectively. These restricted stock awards generally become 50% vested in 4 1/2 years and 100% vested in 5 1/2 years. However, during fiscal 1997, the Board of Directors lifted the restrictions on 45,000 of the restricted stock awards. During fiscal 1997 and 1996, 10,000 and 45,000, respectively, of the restricted stock awards were canceled. As of September 30, 1997, 20,000 restricted stock awards were outstanding under the 1987 Stock Plan.

     The 1987 Plan expired on December 31, 1996, after which no options or awards may be granted under this plan.

     The Directors Plan. The Marcam Corporation 1991 Non-Employee Director Stock Option Plan (the "Directors Plan"), as amended, provides for the issuance of non-qualified stock options to purchase up to 210,000 shares of Common Stock only to eligible members of the Board of Directors who are neither employees nor officers of the Company. In general, the exercise price specified in the agreement relating to each non-qualified stock option granted under the Directors Plan is required to be the fair market value of the Common Stock at the date of grant. Subject to certain provisions, stock options granted under the Directors Plan become exercisable in various increments over a period of one to four years, provided that the optionee

                         MAPICS, INC. AND SUBSIDIARIES
has continuously served as a member of the Board of Directors through such vesting date. The stock options granted under the Directors Plan expire on the date that is ten years from the date of grant. As of September 30, 1997, 158,000 options were outstanding under the Directors Plan of which 27,800 options were exercisable.

     The 1994 Plan. The Marcam Corporation 1994 Stock Plan (the "1994 Plan"), as amended, provides that the Board of Directors may grant ISO's to employees and non-qualified stock options and stock awards to officers, employees and consultants to purchase up to 3,250,000 shares of Common Stock, including an additional 1,250,000 shares authorized during fiscal 1997. In general, the exercise price specified in the agreement relating to each ISO granted under the 1994 Plan was required to be not less than the fair market value of the Common Stock as of the date of grant. Non-qualified stock options were required to be granted with an exercise price not less than the minimum legal consideration required under applicable state law. Subject to certain provisions, stock options granted under the 1994 Plan were fully exercisable on the date of grant or became exercisable thereafter in installments specified by the Board of Directors. The stock options granted under the 1994 Plan expire on dates specified by the Board of Directors not to exceed a period of ten years from the date of grant. As of September 30, 1997, 2,260,800 options were outstanding under the 1994 Plan of which 466,701 options were exercisable.

     Under the 1994 Plan, -0-, 6,000 and 30,000 restricted stock awards were issued to various individuals during fiscal 1997, 1996 and 1995, respectively. These restricted stock awards generally become 50% vested in 4 1/2 years and 100% vested in 5 1/2 years. However, during fiscal 1997, the Board of Directors lifted the restrictions on 16,000 of the restricted stock awards. As of September 30, 1997, 20,000 restricted stock awards were outstanding under the 1994 Plan. The 1994 Plan expires on September 30, 2004.

     The 1990 Plan. Under the 1990 Employee Stock Purchase Plan (the "1990 Plan,") the Company is authorized to issue up to 600,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the 1990 Plan, the Company sold 81,246 shares, 86,440 shares and 100,638 shares to employees in fiscal 1997, 1996 and 1995, respectively. At September 30, 1997, 116,157 shares remain available for issuance under the 1990 Plan.

     Under the terms of the 1990 Plan, employees, excluding those owning 5% or more of the Common Stock, can choose every six months to have up to 10% of their base and bonus earnings withheld to purchase Common Stock, subject to certain limitations. The purchase price of the Common Stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Options granted under the 1990 Plan are referred as "look-back" options.

     Additional Stock Option Grants. During prior fiscal years, the Board of Directors authorized the issuance of options to purchase 25,260 shares of Common Stock, which were granted outside of the existing stock option plans. As of September 30, 1997, all of these options were outstanding and exercisable.

     All options granted under the stock option plans, as well as those granted outside of the stock option plans, were granted during the periods presented at exercise prices not less than the fair market value of the Common Stock at the date of grant.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans and employee stock purchase plan and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized in the combined statements of operations for its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, the Company's net income and pro forma net income per common share would have been reduced by approximately $886,000 or $0.04 per share in fiscal 1997 and $186,000 or $0.01 per share in fiscal 1996. The pro forma effects of SFAS No. 123 on net income for fiscal 1997 and 1996 are not representative of the effects on reported net income for future years.

                         MAPICS, INC. AND SUBSIDIARIES

     The fair value of each option granted under the stock option plans is estimated as $5.56 and $7.87 in fiscal 1997 and 1996, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0 percent; expected volatility of 55 percent; risk-free interest rates of 5.99% and 5.77% in fiscal 1997 and 1996, respectively and an expected life of five years.

     The fair value of each look-back option granted under the employee stock purchase plan is estimated as $4.37 and $3.70 in fiscal 1997 and 1996, respectively, with the following weighted average assumptions: dividend yield of 0 percent ; expected volatility of 55 percent; risk-free interest rates of 5.54% and 5.36% in fiscal 1997 and 1996, respectively and an expected life of six months.

     For the purpose of calculating pro forma expense under SFAS No. 123 related to the Company's stock option plans and employee stock purchase plan for fiscal 1997 and 1996, only those options granted under the plans to directors, officers, employees and consultants of MAPICS were considered.

     The table presented below reflects the activity and historical prices of the Stock Options for the periods from September 30, 1994 through July 29, 1997, the date of the Distribution. As of July 29, 1997, in connection with the Distribution, the exercise prices of Stock Options were adjusted as previously described in this Note. The table reflects the activity and adjusted prices of the Stock Options for the period from July 30, 1997 through September 30, 1997:

                                                         NUMBER OF SHARES   WEIGHTED AVERAGE
                                                          UNDER OPTIONS     EXERCISE PRICE($)
                                                         ----------------   -----------------
Balance as of September 30, 1994.......................     1,436,081            16.23
  Granted..............................................       577,289            10.47
  Exercised............................................       (11,395)            9.48
  Canceled/expired.....................................       (64,040)           15.44
                                                            ---------
Balance as of September 30, 1995.......................     1,937,935            14.58
  Granted..............................................       739,704            14.32
  Exercised............................................      (112,789)            5.17
  Canceled/expired.....................................      (455,371)           13.23
                                                            ---------
Balance as of September 30, 1996.......................     2,109,479            15.28
  Granted..............................................       783,870            12.50
  Exercised............................................       (43,803)            8.80
  Canceled/expired.....................................      (247,985)           13.37
                                                            ---------
Balance as of July 29, 1997............................     2,601,561            14.74 (A)
  Granted..............................................       984,424            10.07
  Exercised............................................       (52,034)            8.59
  Canceled/expired.....................................       (71,555)            9.67
                                                            ---------
Balance as of September 30, 1997.......................     3,462,396            10.83
                                                            =========

---------------

(A) The weighted average exercise price of the Stock Options outstanding as of July 29, 1997 was $11.04, as adjusted in connection with the Distribution.

                         MAPICS, INC. AND SUBSIDIARIES

     The following table summarizes information about the Stock Options outstanding at September 30, 1997:

                           OPTIONS OUTSTANDING
                    ----------------------------------   OPTIONS EXERCISABLE
                                 WEIGHTED                --------------------
                                  AVERAGE     WEIGHTED               WEIGHTED
                                 REMAINING    AVERAGE                AVERAGE
     RANGE OF                   CONTRACTUAL   EXERCISE               EXERCISE
 EXERCISE PRICES     NUMBER        LIFE        PRICE      NUMBER      PRICE
------------------  ---------   -----------   --------   ---------   --------
$ 0.75    -   1.13      2,500       1.8        $ 0.90        2,500    $ 0.90
  6.57    -   8.96    777,155       7.5          8.13      328,504      7.82
  9.01    -  11.45  1,984,832       8.8         10.20      338,431     10.23
 12.20    -  14.83    226,213       5.4         13.61      175,013     13.72
 15.02    -  17.46    468,796       4.9         16.74      456,796     16.73
 19.80    -  21.96      2,900       3.8         21.29        2,900     21.29
                    ---------                            ---------
                    3,462,396                            1,304,144
                    =========                            =========

(12) EMPLOYEE BENEFIT PLANS

  (a) Retirement Plan

     The Company has a defined contribution 401(k) retirement plan covering substantially all of its employees in the United States. Under this plan, eligible employees may contribute a portion of their salary until retirement and the Company matches a portion of the employees' contributions. Total expenses incurred by the Company under this plan were $185,000, $110,000 and $77,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

  (b) Group Medical Plan

     The Company has a group medical self-insurance plan covering certain of its employees. The Company employs a third-party administrator to manage this plan. Under terms of this plan, both the Company and eligible employees are required to make contributions to this plan. The administrator reviews all claims filed and authorizes the payment of benefits. The Company has stop-loss insurance coverage on all individual claims exceeding $125,000. The Company expenses medical claims as they are incurred and recognizes a liability for claims incurred but not reported. As of September 30, 1997 and 1996, the Company has accrued $500,000 and $383,000, respectively, as a liability for costs incurred under this plan.

                         MAPICS, INC. AND SUBSIDIARIES

(13) GEOGRAPHIC INFORMATION

     The Company markets its products primarily to manufacturing enterprises worldwide. Revenues are grouped into three main geographic segments: United States, EMEA and All Other. Financial data by geographic segment are as follows:

                                          UNITED
                                          STATES     EMEA     ALL OTHER   ELIMINATION    TOTAL
                                          -------   -------   ---------   -----------   -------
                                                             (IN THOUSANDS)
YEAR ENDED SEPTEMBER 30, 1997:
Net sales to unaffiliated customers.....  $73,109   $18,632    $3,663       $    --     $95,404
Transfers between geographic areas......    1,540        --        --        (1,540)         --
                                          -------   -------    ------       -------     -------
Total revenues..........................   74,649    18,632     3,663        (1,540)     95,404
                                          -------   -------    ------       -------     -------
Net income..............................   27,113     1,978       444          (419)     29,116
Identifiable assets.....................   66,721     7,933     2,316            --      76,970

YEAR ENDED SEPTEMBER 30, 1996:
Net sales to unaffiliated customers.....  $56,546   $14,311    $6,745       $    --     $77,602
Transfers between geographic areas......    1,816        --        --        (1,816)         --
                                          -------   -------    ------       -------     -------
Total revenues..........................   58,362    14,311     6,745        (1,816)     77,602
                                          -------   -------    ------       -------     -------
Net income..............................   10,058     2,197       938          (293)     12,900
Identifiable assets.....................   37,876     4,789     2,740            --      45,405

YEAR ENDED SEPTEMBER 30, 1995:
Net sales to unaffiliated customers.....  $50,934   $10,419    $7,945       $    --     $69,298
Transfers between geographic areas......    1,538        --        --        (1,538)         --
                                          -------   -------    ------       -------     -------
Total revenues..........................   52,472    10,419     7,945        (1,538)     69,298
                                          -------   -------    ------       -------     -------
Net income..............................    9,669       458     2,623        (1,416)     11,334
Identifiable assets.....................   34,765     4,841     1,620            --      41,226

     Transfers between geographic areas are eliminated in the combined financial statements.

(14) RELATIONSHIP WITH MARCAM CORPORATION

     Allocations from Marcam Corporation of corporate marketing expenses, corporate product development expenses, and corporate administrative functions (including data services, employee benefits, legal, insurance, accounting and other corporate overhead) have been included in the selling and marketing, product development, and general and administrative expense categories in the combined statements of operations of MAPICS for all periods presented through the Distribution. After the Distribution, the statements of operations consist solely of those operating expenses directly incurred by MAPICS.

     The amounts allocated to MAPICS in each of the periods presented are as follows:

                                                           PERIOD FROM        YEARS ENDED
                                                         OCTOBER 1, 1996     SEPTEMBER 30,
                                                         THROUGH JULY 29,   ---------------
                                                               1997          1996     1995
                                                         ----------------   ------   ------
                                                                   (IN THOUSANDS)
Selling and marketing..................................       $  219        $  213   $  223
Product development....................................           --           239      221
General and administrative.............................        2,030         2,412    2,030
                                                             -------        ------   ------
                                                              $2,249        $2,864   $2,474
                                                             =======        ======   ======

                         MAPICS, INC. AND SUBSIDIARIES

     Net transfers to Marcam Corporation, included in divisional equity for periods presented through the Distribution, include net cash transfers to Marcam Corporation, amounts due to Marcam Corporation for services and other charges and income taxes paid by MAPICS to Marcam Corporation. No interest has been charged to MAPICS related to these transactions or to any debt held by Marcam Corporation. The activity in the net transfers to Marcam Corporation account, included in divisional equity, is summarized below:

                                                       PERIOD FROM          YEARS ENDED
                                                     OCTOBER 1, 1996       SEPTEMBER 30,
                                                     THROUGH JULY 29,   -------------------
                                                           1997           1996       1995
                                                     ----------------   --------   --------
                                                                 (IN THOUSANDS)
Marcam services and other corporate charges........      $  2,249       $  2,864   $  2,474
Domestic and foreign income taxes..................         7,075          8,076      7,112
Non-cash purchase accounting adjustments...........            --             --       (450)
Cash transfers, net................................       (15,883)       (26,139)   (26,069)
                                                         --------       --------   --------
Net transfers to Marcam Corporation................      $ (6,559)      $(15,199)  $(16,933)
                                                         ========       ========   ========

     In February 1993, the Company acquired from IBM the exclusive worldwide marketing rights to the MAPICS(R) product line for 25 years. Marcam Corporation also acquired from IBM the option to purchase the MAPICS(R) product line and certain related intellectual property rights. As part of the acquisition of the marketing rights, the Company expensed $5,568,000 of in-process research and development costs and recorded $10,699,000 of intangible assets acquired. These intangible assets are reflected in the combined financial statements of the Company (See Note 6.).

     In September 1995, the Company acquired all of the outstanding stock of the company that owned the MAPICS(R) product line. As part of the acquisition, Marcam Corporation recorded certain non-cash balance sheet adjustments, which have been reflected in the combined financial statements of MAPICS. The adjustments consist of the following:

                                                              (IN THOUSANDS)
Reduction of net computer software costs....................     $ 1,050
Reduction of payables.......................................      (1,500)
                                                                 -------
Net adjustment..............................................     $  (450)
                                                                 =======

(15) RELATIONSHIP AND AGREEMENTS WITH MARCAM SOLUTIONS

  (a) Relationship with Marcam Solutions

     The Company has entered into three agreements with Marcam Solutions which govern certain aspects of the parties' relationship on an ongoing basis that may be material to the conduct of the Company's business, including provision of certain administrative services and indemnification obligations related to the Distribution. These agreements would have a material adverse effect on the Company's business, financial conditions and results of operations if such agreements result in significant liabilities to the Company. Further, because prior to the Distribution the business to be conducted by Marcam Solutions was conducted through Marcam Corporation, MAPICS may be liable for the liabilities of Marcam Solutions if Marcam Solutions for any reason is unable to satisfy such liabilities.

  (b) Distribution Agreement

     Prior to the completion of the Distribution, the Company and Marcam Solutions entered into a Distribution Agreement. Pursuant to the Distribution Agreement, subject to limited exceptions, the two companies are required to indemnify each other and each other's directors, officers, employees, agents and representatives for liabilities under federal or state securities laws that are a result of the offering and the

                         MAPICS, INC. AND SUBSIDIARIES

Distribution. The Distribution Agreement also provides that each party thereto will indemnify the other party thereto and its directors, officers, employees, agents and representatives for liabilities that may be incurred by the indemnified party relating to, resulting from or arising out of (i) the business, operations or assets conducted or owned or formerly conducted or owned by the indemnifying party and its subsidiaries, or (ii) the failure by the indemnifying party to comply with any other agreements executed in connection with the Distribution or the Offering. The ancillary agreements executed in connection with the Distribution included a General Services Agreement and a Tax Sharing Agreement, discussed below.

  (c) General Services Agreement

     The General Services Agreement provides that Marcam Solutions and the Company will provide to each other from time to time, upon request, certain routine and ordinary corporate services, including financial, accounting, administrative, tax, and legal services, if required. For these services, the party providing such services will be reimbursed for its costs, including the pro rata costs of its employees performing such services and allocable overhead, on a per diem basis. Management believes that the expected charges in accordance with this agreement are fair and reasonable.

     Following the Distribution, as the Company and Marcam Solutions effected the separation of the financial, accounting, administrative, tax, and legal functions, each company reimbursed the other for certain costs incurred and paid to third parties on behalf of the other company. As of September 30, 1997, the Company owed Marcam Solutions a net amount of $104,800 for settlements related to these transactions and services provided under the General Services Agreement.

  (d) Tax Sharing Agreement

     Prior to completion of the Distribution, the Company and Marcam Solutions entered into a Tax Sharing Agreement that defines the parties' rights and obligations with respect to certain tax liabilities and refunds of taxes relating to Marcam Corporation's business for periods ending on or prior to the date of the Distribution. In general, pursuant to the Tax Sharing Agreement, Marcam Solutions shall be responsible for certain state, local and foreign taxes for periods ending on or before the Distribution (and shall be entitled to refunds with respect to such taxes), and the Company shall be responsible for all other taxes for such periods (and shall be entitled to refunds with respect to such taxes). In addition, under the Tax Sharing Agreement, the Company shall be liable for any taxes arising out of the Distribution. As of September 30, 1997, the Company estimates that it is responsible for approximately $1.1 million in taxes arising from the Distribution. This amount was included in income tax expense (benefit) during the fourth quarter of fiscal 1997. The Tax Sharing Agreement further provides for cooperation with respect to certain tax matters, the exchange of information and the retention of records.

(16) RELATED PARTY TRANSACTIONS

     The Company has a number of marketing and product development relationships with IBM in the normal course of business. IBM has purchased licenses for MAPICS(R) products for internal use, as well as for marketing purposes. The Company has purchased certain services, equipment and software licenses from IBM.

     In fiscal 1996 and fiscal 1995, IBM was considered a related party of the Company due to its significant ownership interest in the Company. However, as of September 1996, IBM had substantially reduced its ownership interest in the Company and, therefore, is not considered a related party in fiscal 1997. Accordingly, no disclosures related to transactions with IBM have been made for fiscal 1997.

     Under various agreements with the Company and its representatives, IBM markets MAPICS(R) products in cooperation with the Company and its subsidiaries or representatives in Japan and certain Eastern European

                         MAPICS, INC. AND SUBSIDIARIES
countries. In each case, the Company or its representative pays IBM a fee for marketing MAPICS(R) products when a sale is made with IBM's assistance. The fee is calculated as a percentage of the license fees received by the Company and varies based on the agreement's specific territories. The Company paid IBM aggregate fees of $-0- and $198,000 during fiscal 1996 and 1995, respectively.

     The Company recorded royalties from IBM relating to sales of MAPICS products of approximately $604,000 and $2,614,000 during fiscal 1996 and 1995, respectively.

     The Company also licenses products and provides services to IBM. During fiscal 1996 and 1995, the Company recognized an aggregate of approximately $409,000 and $185,000, respectively, from licensing products and providing services to IBM. IBM also sells products and provides services, including distribution and translation services, to the Company in the ordinary course of business.

     Total revenues derived from transactions with IBM were $1,013,000 and $2,799,000 during fiscal 1996 and 1995, respectively.

(17) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Net transfers to Marcam Corporation includes income taxes paid by MAPICS to Marcam Corporation for the periods presented through the Distribution (See Note
14). No interest was charged to MAPICS related to the net cash transfers to Marcam Corporation or to any debt held by Marcam Corporation for the periods presented through the Distribution. Domestic and foreign income taxes included in net transfers to Marcam Corporation for the period from October 1, 1997 through the Distribution and for fiscal 1996 and 1995 were approximately $7,075,000, $8,076,000 and $7,112,000, respectively.

     Cash paid by MAPICS for interest was $254,000, $-0- and $-0- for fiscal 1997, 1996 and 1995, respectively.

     Non-cash investing and financing activities for the years ended September 30, 1997, 1996 and 1995 are summarized below:

                                                             YEARS ENDED SEPTEMBER 30,
                                                            ---------------------------
                                                             1997      1996      1995
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Assumption of Marcam Corporation's capital stock..........  $   440   $    --   $    --
                                                            =======   =======   =======
Assumption of Marcam Corporation's subordinated notes.....  $25,000   $    --   $    --
                                                            =======   =======   =======

     For financial reporting purposes, the combined financial statements of MAPICS reflect the assumption of Marcam Corporation's capital structure as of the Distribution and reflect the capital structure of MAPICS for all subsequent reporting periods. As of the Distribution, the Company had outstanding Common Stock with a par value of $115,000 and outstanding Preferred Stock with a par value of $325,000 (capital stock of $440,000 in the aggregate).

     For financial reporting purposes, the combined financial statements of MAPICS reflect the assumption of Marcam Corporation's Subordinated Notes, which were repaid by MAPICS in connection with the Distribution.

                                                             YEARS ENDED SEPTEMBER 30,
                                                            ---------------------------
                                                             1997      1996      1995
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Cumulative tax benefit associated with the exercise of
  common stock options....................................  $   544   $    --   $    --
                                                            =======   =======   =======

                         MAPICS, INC. AND SUBSIDIARIES

     The Company is entitled to an income tax deduction related to Common Stock purchased through the exercise of non-qualified stock options and through the exercise of incentive stock options which are sold within one year of exercise. The income tax benefit of the deduction is not reflected in the combined financial statements of operations but is reflected as an increase in additional paid-in capital.

     The cumulative tax benefit associated with the exercise of common stock options recognized by MAPICS in fiscal 1997 reflects the aggregate historical tax benefit not recognized by Marcam Corporation during the periods from October 1, 1993 through the Distribution. In future periods, the tax benefit associated with the exercise of common stock options will relate only to MAPICS common stock options exercised in the then current reporting period.

SUPPLEMENTAL FINANCIAL INFORMATION

     The following quarterly information is unaudited and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the operating results for each quarter:

                                (A) FIRST    (A) SECOND   (A) THIRD    (A) FOURTH     FISCAL
                                 QUARTER      QUARTER      QUARTER      QUARTER        YEAR
                                ----------   ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
FISCAL 1997:
  Total revenues..............    $23,379      $20,786      $21,997      $29,242      $95,404
  Income before income tax
     expense (benefit)........      5,793        4,779        4,861        7,679       23,112
  Net income..................      3,563        2,938        2,990    (B)19,625       29,116
FISCAL 1996:
  Total revenues..............    $18,623      $17,221      $18,128      $23,630      $77,602
  Income before income tax
     expense (benefit)........      5,037        4,846        4,594        6,499       20,976
  Net income..................      3,098        2,980        2,826        3,996       12,900

---------------

(A) The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and may intensify. Furthermore, the Company's quarterly operating results are subject to certain seasonal fluctuations. The Company believes that its first quarter (ending December 31) revenues are positively affected by calendar year-end capital expenditures by certain customers and calendar year-end incentives provided by IBM to resellers of its hardware, which may include many of the Company's distribution affiliates. In the Company's fourth quarter (ending September 30), revenues are positively affected by the incentives provided pursuant to the Company's sales compensation plans. These seasonal factors are likely to continue to affect quarter-to-quarter comparisons.

(B) Pursuant to a tax sharing agreement between the Company and Marcam Solutions (See Note 15), MAPICS became entitled to utilize certain favorable income tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution. As a result, MAPICS recognized an income tax benefit of $14.9 million during the fourth quarter of fiscal 1997. Prior to the Distribution, Marcam Corporation did not reflect a benefit corresponding to these favorable income tax attributes in its consolidated financial statements because Marcam Corporation's management believed it was more likely than not such benefits would not be realized due to Marcam Corporation's history of operating losses. Net income for the fourth quarter of fiscal 1997 reflects this income tax benefit of $14.9 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the directors of the Company will be set forth under the captions "Proposal 2 -- Election of Directors -- Nominees" and "Proposal 2 -- Election of Directors -- Information Regarding Nominees and Continuing Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders to be held on February 3, 1998 (the "1998 Proxy Statement"). Such information is incorporated herein by reference. Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, information relating to the executive officers of the Company is set forth in Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement. Such information is incorporated herein by reference. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after September 30, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation will be set forth under the captions "Proposal 2 -- Election of Directors -- Director Compensation" and
"-- Executive Compensation" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding ownership of the Company's Common Stock by certain persons will be set forth under the caption "Stock Ownership" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and transactions between the Company and certain non-employee directors of the Company will be set forth under the captions "Proposal 2 -- Election of Directors -- Director Compensation" and "-- Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. COMBINED FINANCIAL STATEMENTS

     The following combined financial statements of MAPICS, Inc. and Subsidiaries are set forth in Item 8 hereof:

                                                              PAGE
                                                              ----

          Report of Independent Accountants.................   28

          Combined Balance Sheets as of September 30, 1997
         and 1996...........................................   29

          Combined Statements of Operations for the years
         ended September 30, 1997, 1996, and 1995...........   30

          Combined Statements of Equity for the years ended
         September 30, 1997, 1996 and 1995..................   31

          Combined Statements of Cash Flows for the years
         ended September 30, 1997, 1996, and 1995...........   32

          Notes to Combined Financial Statements............   33

          Supplemental Financial Information................   55

     2. COMBINED FINANCIAL STATEMENT SCHEDULES

     All schedules to the combined financial statements are omitted as they are not required under the related instructions or are inapplicable, or because the required information is included in the combined financial statements or related notes thereto.

     3. EXHIBITS

     The following exhibits either (i) are filed herewith or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference to such prior filings. Previously filed registration statements or reports which are incorporated herein by reference are identified in the column captioned "SEC Document Reference." The Company will furnish any exhibit upon request to Martin D. Avallone, General Counsel of the Company, 5775-D Glenridge Drive, Atlanta, Georgia 30328. There is a charge of $.50 per page to cover expenses of copying and mailing.

EXHIBIT
  NO.      DESCRIPTION                           SEC DOCUMENT REFERENCE
-------    -----------                           ----------------------
  3.1      Restated Articles of Organization     333-33865
           as amended of the Registrant          Exhibit 4.1
  3.2      By-laws, as amended and restated,     333-33865
           of the Registrant                     Exhibit 4.2
  3.3      Certificate of Vote of Directors      0-18674
           Establishing a Series or a Class      Exhibit 3.1 to Current Report on
           of Stock of the Registrant            Form 8-K Dated June 18, 1993
  3.4      Certificate of Vote of Directors      0-18674
           Establishing a Series or a Class      Exhibit 3.4 to Annual Report on
           of Stock of the Registrant            Form 10-K for the fiscal year
                                                 ended September 30, 1993
  4.1      Specimen certificate representing     33-35666
           the Common Stock                      Exhibit 4.4

EXHIBIT
  NO.      DESCRIPTION                           SEC DOCUMENT REFERENCE
-------    -----------                           ----------------------
  4.2      Certificate of Vote of Directors      0-18674
           Establishing a Series of a Class      Exhibit 4 to Current Report on
           of Stock for the Series D             Form 8-K Dated September 29, 1995
           Convertible Preferred Stock of
           Marcam Corporation
  4.3      Certificate of Vote of Directors      0-18674
           Establishing a Series of a Class      Exhibit 4 to Current Report on
           of Stock for the Series E             Form 8-K Dated July 23, 1996
           Convertible Preferred Stock of
           Marcam Corporation
  4.4      Rights Agreement, dated as of         0-18674
           December 3, 1996, between Marcam      Exhibit 4 to Current Report on
           Corporation and The First National    Form 8-K Dated December 3, 1996
           Bank of Boston, which includes as
           Exhibit A the form of Certificate
           of Vote of Directors Establishing
           a Series of a Class of Stock, as
           Exhibit B the Form of Rights
           Certificate, and as Exhibit C the
           Summary of Rights to Purchase
           Preferred Stock
 10.1*     1990 Employee Stock Purchase Plan,    0-18674
           as amended and restated               Exhibit 10.21 to Annual Report on,
                                                 Form 10-K for the fiscal year
                                                 ended September 30, 1991
 10.2*     Deferred Compensation Plan for        0-18674
           Non-Employee Directors, as amended    Exhibit 10.22 to Annual Report on
           and restated                          Form 10-K for the fiscal year
                                                 ended September 30, 1991
 10.3      Stock Purchase Agreement dated as     0-18674
           of September 29, 1995 by and among    Exhibit 2.1 to Current Report on
           Marcam Corporation, International     Form 8-K Dated September 29, 1995
           Business Machines Corporation,
           Edison Venture Fund, L.P., Richard
           C. Cook, Paul A. Margolis, John
           Campbell and Mapics, Inc.
 10.4      Stock Exchange Agreement dated as     0-18674
           of April 9, 1991 by and among the     Exhibits 2.2, 4.1 to Current
           Registrant Marcam Canada Holding      Report on Form 8-K Dated April 9,
           Corporation and William A. Shaw,      1991
           Linda Pia Shaw, Randy Reeve,
           Denise Reeve, John P. Williamson,
           and Sheila Kathleen Williamson
 10.5      Form of Stock Purchase Agreements     33-35666
           entered into by the Registrant        Exhibit 10.5
           with Messrs. Margolis, Stoner,
           Ebling and certain other persons
 10.6      Lease by and between the              33-35666
           Registrant and Dominic J.             Exhibit 10.7
           Saraceno, as amended, dated June
           13, 1988

EXHIBIT
  NO.      DESCRIPTION                           SEC DOCUMENT REFERENCE
-------    -----------                           ----------------------
 10.7      Form of Indemnity Agreements          33-35666
           entered into by the Registrant        Exhibit 10.9
           with Messrs. Margolis,
 10.8      Letter Agreement dated as of          33-35666
           January 31, 1989 by and between       Exhibit 10.15
           the Registrant and Paul A.
           Margolis
 10.9      Second and Third Amendments, each     0-18674
           dated as of August 29, 1990, to       Exhibit 10.17 to Annual Report on
           Lease by and between Registrant       Form 10-K for the fiscal year
           and Dominic J. Saraceno, as           ended September 30, 1990
           amended, dated June 13, 1988
 10.10     Fourth Amendment, dated June 30,      0-18674
           1992 to Lease by and between          Exhibit 10.19 to Annual Report on
           Registrant and Dominic J.             Form 10-K for the fiscal year
           Saraceno, as amended, dated June      ended September 30, 1992
           13, 1988
 10.11     Fifth Amendment, dated May 10,        0-18674
           1993 to Lease by and between          Exhibit 10.27 to Annual Report on
           Registrant and Dominic J.             Form 10-K for the fiscal year
           Saraceno, as amended, dated June      ended September 30, 1993 as
           13, 1988                              amended.
 10.12     Complementary Marketing Agreement     0-18674
           dated as of December 26, 1990 by      Exhibit 10.27 to Annual Report on
           and between the Registrant and        Form 10-K for the fiscal year
           International Business Machines       ended September 30, 1993 as
           Corporation                           amended
 10.13     Note and Warrant Purchase             0-18674
           Agreement entered into by Marcam      Exhibit 10.1 to Quarterly Report
           Corporation and each of The           on Form 10-Q dated May 12, 1994 as
           Northwestern Mutual Life Insurance    amended by Form 10-Q/A dated
           Company, John Hancock Mutual Life     October 6, 1994
           Insurance Company and John Hancock
           Life Insurance Company of America
           dated as of May 12, 1994
 10.14     Amendment Agreement dated as of       0-18674
           August 19, 1994 by and among the      Exhibit 10.1 to Quarterly Report
           Registrant, The Northwestern          on Form 10-Q dated August 22, 1994
           Mutual Life Insurance Company,
           John Hancock Mutual Life Insurance
           Company and John Hancock Life
           Insurance Company of America
 10.15     Amendment Agreement dated as of       0-18674
           July 29, 1995 by and among the        Exhibit 10.36 to Annual Report of
           Registrant, The Northwestern          Form 10-K for the fiscal year
           Mutual Life Insurance Company,        ended September 30, 1994 as
           John Hancock Mutual Life Insurance    amended
           Company and John Hancock Life
           Insurance Company of America

EXHIBIT
  NO.      DESCRIPTION                           SEC DOCUMENT REFERENCE
-------    -----------                           ----------------------
 10.16     Loan and Security Agreement dated     0-18674
           as of August 29, 1995 by and          Exhibit 10.37 to Annual Report of
           between Greyrock Business Credit,     Form 10-K for the fiscal year
           a division of Greyrock Capital        ended September 30, 1994 as
           Group, Inc., and the Registrant.      amended
 10.17     Amendment Agreement dated as of       33-90670
           September 29, 1995 by and among       Exhibit 10.4
           the Registrant, The Northwestern
           Mutual Life Insurance Company,
           John Hancock Mutual Life Insurance
           Company and John Hancock Life
           Insurance Company of America and
           Barnett & CO.
 10.18     Amendment Agreement dated as of       0-18674
           November 14, 1995 by and among the    Exhibit 10.31 to Annual Report on
           Registrant, The Northwestern          Form 10-K for the fiscal year
           Mutual Life Insurance Company,        ended September 30, 1995 as
           John Hancock Mutual Life Insurance    amended
           Company and John Hancock Insurance
           Company of America and Barnett &
           Co
10.19**    Marcam/NEC Distribution Agreement     0-18674
           between Marcam World Trade            Exhibit 10.33 to Annual Report on
           Corporation and NEC Corporation       Form 10-K for the fiscal year
           dated as of March 31, 1995            ended September 30, 1995 as
                                                 amended
10.20**    Marcam/NEC Technology Transfer and    0-18674
           License Agreement by and between      Exhibit 10.34 to Annual Report on
           the Registrant and NEC Corporation    Form 10-K for the fiscal year
           dated as of March 31, 1995            ended September 30, 1995 as
                                                 amended
 10.21     Amendment Agreement dated as of       0-18674
           December 15, 1995 by and among the    Exhibit 10.38 to Annual Report on
           Registrant, The Northwestern          Form 10-K for the fiscal year
           Mutual Life Insurance Company,        ended September 30, 1995 as
           John Hancock Mutual Life Insurance    amended
           Company, John Hancock Life
           Insurance Company of America and
           Barnett & Co.
 10.22     Letter dated March 29, 1996 to        0-18674
           Northwestern Mutual Life Insurance    Exhibit 10.1 to Quarterly Report
           Company, John Hancock Life            on Form 10-Q dated May 14, 1996
           Insurance Company of America and
           Barnett & Co. from Marcam
           Corporation

EXHIBIT
  NO.      DESCRIPTION                           SEC DOCUMENT REFERENCE
-------    -----------                           ----------------------
 10.23     Amendment dated as of March 30,       0-18674
           1996 to Loan and Security             Exhibit 10.2 to Quarterly Report
           Agreement dated as of August 29,      on Form 10-Q dated May 14, 1996
           1995 by and between Greyrock
           Business Credit, a division of
           Greyrock Capital Group, and the
           Registrant
 10.24     Letter Agreement dated May 3, 1996    0-18674
           by and between Marcam Corporation     Exhibit 10.3 to Quarterly Report
           and Paul A. Margolis                  on Form 10-Q dated May 14, 1996
 10.25     Amendment and Waiver Agreement        0-18674
           dated as of July 16, 1996 by and      Exhibit 10.1 to Quarterly Report
           among the Registrant, The             on Form 10-Q dated August 14, 1996
           Northwestern Mutual Life Insurance
           Company, John Hancock Mutual Life
           Insurance Company, John Hancock
           Life Insurance Company of America
           and Barnett & Co.
 10.26     Amendment dated July 23, 1996 to      0-18674
           Loan and Security Agreement by and    Exhibit 10.2 to Quarterly Report
           between Greyrock Business Credit,     on Form 10-Q dated August 14, 1996
           a division of Greyrock Capital
           Group, and the Registrant
 10.27     Amendment dated December 16, 1996     0-18674
           to Loan and Security Agreement by     Exhibit 10.35 to Annual Report on
           and between Greyrock Business         Form 10-K for the fiscal year
           Credit, a division of Greyrock        ended September 30, 1996
           Capital Group, and the Registrant
 10.28     Amendment dated December 16, 1996     0-18674
           to Loan and Security Agreement by     Exhibit 10.36 to Annual Report on
           and between Greyrock Business         Form 10-K for the fiscal year
           Credit, a division of Greyrock        ended September 30, 1996
           Capital Group and the Registrant
 10.29     Amendment Agreement dated as of       0-18674
           December 23, 1996 by and among the    Exhibit 10.37 to Annual Report on
           Registrant, The Northwestern          Form 10-K for the fiscal year
           Mutual Life Insurance Company,        ended September 30, 1996
           John Hancock Mutual Life Insurance
           Company, John Hancock Life
           Insurance Company of America and
           Barnett & Co.
 10.30     Convertible Preferred Stock           0-18674
           Purchase Agreement dated September    Exhibit 10.2 to Current Report on
           20, 1995 by and among Marcam          Form 8-K Dated September 29, 1995
           Corporation, General Atlantic
           Partners 21, L.P. GAP Coinvestment
           Partners, L.P. and The
           Northwestern Mutual Life Insurance
           Company

EXHIBIT
  NO.      DESCRIPTION                           SEC DOCUMENT REFERENCE
-------    -----------                           ----------------------
 10.31     Convertible Preferred Stock and       0-18674 Exhibit 10.1 to Current
           Warrant Purchase Agreement dated      Report on Form 8-K Dated July 23,
           July 19, 1996 among Marcam            1996
           Corporation, General Atlantic
           Partners 32, L.P. and GAP
           Coinvestments Partners, L.P.,
           including the form of Marcam
           Corporation Common Stock Purchase
           Warrants
 10.32     Amended and Restated Registration     0-18674
           Rights Agreement dated July 23,       Exhibit 10.2 to Current Report on
           1996 by and among Marcam              Form 8-K Dated July 23, 1996
           Corporation, General Atlantic
           Partners 21, L.P., General
           Atlantic Partners 32, L.P., GAP
           Coinvestments Partners, L.P. and
           The Northwestern Mutual Life
           Insurance Company
 10.33     Distribution Agreement between        0-22841, Exhibit 2 to Amendment
           Marcam Solutions, Inc. and Marcam     No. 1 to Registration Statement on
           Corporation                           Form 10 of Marcam Solutions, Inc.
                                                 Dated July 22, 1997
 10.34     Tax Sharing Agreement between         0-22841, Exhibit 10.2 to Amendment
           Marcam Solutions, Inc. and Marcam     No. 1 to Registration Statement on
           Corporation                           Form 10 of Marcam Solutions, Inc.
                                                 Dated July 22, 1997
 10.35     General Services Agreement between    0-22841, Exhibit 10.1 to Amendment
           Marcam Solutions, Inc. and Marcam     No. 1 to Registration Statement on
           Corporation                           Form 10 of Marcam Solutions, Inc.
                                                 Dated July 22, 1997
 10.36     Revolving Credit and Term Loan        0-18674
           Agreement dated as of August 4,       Exhibit 10.1 to Current Report on
           1997 among MAPICS, Inc.,              Form 8-K Dated August 12, 1997
           BankBoston, N.A. and the other
           lending institutions set forth on
           Schedule I thereto, and
           BankBoston, N.A. as agent
 10.36     Security Agreement dated August 4,    Exhibit 10.2 to Current Report on
           1997 between MAPICS, Inc. and         Form 8-K Dated August 12, 1997
           BankBoston N.A. as agent
 10.36     Revolving Credit Note in the          0-18674
           principal amount of $15,000,000       Exhibit 10.3 to Current Report on
           dated August 4, 1997                  Form 8-K Dated August 12, 1997
 10.36     Term Note in the principal amount     0-18674
           of $15,000,000 dated August 4,        Exhibit 10.4 to Current Report on
           1997                                  Form 8-K Dated August 12, 1997
 10.37*    1994 Stock Plan, as amended and       333-02158, Exhibit 4.4
           restated
 10.38*    1987 Stock Plan, as amended and       0-18674, Exhibit 10.33 to Annual
           restated                              Report on Form 10-K for the fiscal
                                                 year ended September 30, 1996.

EXHIBIT
  NO.      DESCRIPTION                           SEC DOCUMENT REFERENCE
-------    -----------                           ----------------------
10.39*     1991 Non-Employee Director Stock      0-18674, Exhibit 10.34 to Annual
           Option Plan, as amended and           Report on Form 10-K for the fiscal
           restated                              year ended September 30, 1996

10.40*+    Memoranda regarding Compensation
           Plans for fiscal year 1997 from
           MAPICS to each of Messrs. Cook,
           Aery and Gilmour

11+        Statement re Computation of
           Earnings Per Share

21+        Subsidiaries of the Registrant

23+        Consent of Coopers & Lybrand
           L.L.P.

27+        Financial Data Schedule (for SEC
           use only)


---------------

 * Compensatory management plan.
** Confidential treatment granted.
+ Filed herewith.

(B) REPORTS ON FORM 8-K

     Marcam Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission dated July 15, 1997, which reported pursuant to Item 5 certain updated financial information concerning MAPICS.

     Marcam Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission dated July 23, 1997, which reported pursuant to Item 5 a press release filed by Marcam Corporation on July 22, 1997 regarding earnings for the fiscal quarter ended June 30, 1997.

     MAPICS, Inc. filed a Current Report on Form 8-K with the Securities and Exchange Commission dated August 8, 1997, which reported pursuant to Item 5 that on August 4, 1997, MAPICS entered into a secured revolving credit and term loan facility in the aggregate amount of $30 million with BankBoston, N.A., as agent for certain other participating lenders.

     MAPICS filed a Current Report on Form 8-K with the Securities and Exchange Commission dated August 12, 1997, which reported (i) pursuant to Item 2 that on July 29, 1997, Marcam Corporation spun off in a tax free distribution the portion of its business relating to its PRISM(R), Protean(TM) and Avantis(TM) product lines and (ii) pursuant to Item 7 certain unaudited pro forma consolidated financial statements of Marcam Solutions and certain unaudited pro forma combined financial statement of MAPICS.

(C) See Item 14(a)(3) above.

(D) See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 1997.

                                          MAPICS, INC.

                                          By:      /s/ RICHARD C. COOK
                                            ------------------------------------
                                                      Richard C. Cook
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 15, 1997

                      SIGNATURE                                              TITLE
                      ---------                                              -----

                 /s/ RICHARD C. COOK                     President, Chief Executive Officer and
-----------------------------------------------------    Director
                   Richard C. Cook

            /s/ GEORGE A. CHAMBERLAIN 3d                 Director
-----------------------------------------------------
              George A. Chamberlain 3d

                 /s/ WILLIAM E. FORD                     Director
-----------------------------------------------------
                   William E. Ford

                /s/ ROGER HEINEN, JR.                    Director
-----------------------------------------------------
                  Roger Heinen, Jr.

                /s/ EDWARD J. KFOURY                     Director
-----------------------------------------------------
                  Edward J. Kfoury

             /s/ H. MITCHELL WATSON, JR.                 Director
-----------------------------------------------------
               H. Mitchell Watson, Jr.

               /s/ WILLIAM J. GILMOUR                    Vice President of Finance and Chief Financial
-----------------------------------------------------    and Accounting Officer
                 William J. Gilmour

                                 [MAPICS LOGO]

                                                                     2680-10K-98

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    EXHIBITS

                                       TO

                                 ANNUAL REPORT

                                       ON

                                   FORM 10-K

                           FOR THE FISCAL YEAR ENDED

                               SEPTEMBER 30, 1997

                             ---------------------

                                  MAPICS, INC.

================================================================================

                                 EXHIBIT INDEX

     The following exhibits either (i) are filed herewith or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference to such prior filings. Previously filed registration statements or reports, which are incorporated herein by reference, are identified in the column captioned "SEC Document Reference assigned" thereto.

EXHIBIT                                                                                    PAGE
  NO.     DESCRIPTION                             SEC DOCUMENT REFERENCE                NO. HEREOF
-------   -----------                             ----------------------                ----------
  3.1     Restated Articles of Organization as    333-33865
          amended of the Registrant               Exhibit 4.1
  3.2     By-laws, as amended and restated, of    333-33865
          the Registrant                          Exhibit 4.2
  3.3     Certificate of Vote of Directors        0-18674
          Establishing a Series or a Class of     Exhibit 3.1 to Current Report on
          Stock of the Registrant                 Form 8-K Dated June 18, 1993
  3.4     Certificate of Vote of Directors        0-18674
          Establishing a Series or a Class of     Exhibit 3.4 to Annual Report on Form
          Stock of the Registrant                 10-K for the fiscal year ended
                                                  September 30, 1993
  4.1     Specimen certificate representing       33-35666
          the Common Stock                        Exhibit 4.4
  4.2     Certificate of Vote of Directors        0-18674
          Establishing a Series of a Class of     Exhibit 4 to Current Report on Form
          Stock for the Series D Convertible      8-K Dated September 29, 1995
          Preferred Stock of Marcam
          Corporation
  4.3     Certificate of Vote of Directors        0-18674
          Establishing a Series of a Class of     Exhibit 4 to Current Report on Form
          Stock for the Series E Convertible      8-K Dated July 23, 1996
          Preferred Stock of Marcam
          Corporation
  4.4     Rights Agreement, dated as of           0-18674
          December 3, 1996, between Marcam        Exhibit 4 to Current Report on Form
          Corporation and The First National      8-K Dated December 3, 1996
          Bank of Boston, which includes as
          Exhibit A the form of Certificate of
          Vote of Directors Establishing a
          Series of a Class of Stock, as
          Exhibit B the Form of Rights
          Certificate, and as Exhibit C the
          Summary of Rights to Purchase
          Preferred Stock
 10.1*    1990 Employee Stock Purchase Plan,      0-18674
          as amended and restated                 Exhibit 10.21 to Annual Report on,
                                                  Form 10-K for the fiscal year ended
                                                  September 30, 1991
 10.2*    Deferred Compensation Plan for Non-     0-18674
          Employee Directors, as amended and      Exhibit 10.22 to Annual Report on
          restated                                Form 10-K for the fiscal year ended
                                                  September 30, 1991

EXHIBIT                                                                                    PAGE
  NO.     DESCRIPTION                             SEC DOCUMENT REFERENCE                NO. HEREOF
-------   -----------                             ----------------------                ----------
 10.3     Stock Purchase Agreement dated as of    0-18674
          September 29, 1995 by and among         Exhibit 2.1 to Current Report on
          Marcam Corporation, International       Form 8-K Dated September 29, 1995
          Business Machines Corporation,
          Edison Venture Fund, L.P., Richard
          C. Cook, Paul A. Margolis, John
          Campbell and Mapics, Inc.
 10.4     Stock Exchange Agreement dated as of    0-18674
          April 9, 1991 by and among the          Exhibits 2.2, 4.1 to Current Report
          Registrant Marcam Canada Holding        on Form 8-K Dated April 9, 1991
          Corporation and William A. Shaw,
          Linda Pia Shaw, Randy Reeve, Denise
          Reeve, John P. Williamson, and
          Sheila Kathleen Williamson
 10.5     Form of Stock Purchase Agreements       33-35666
          entered into by the Registrant with     Exhibit 10.5
          Messrs. Margolis, Stoner, Ebling and
          certain other persons
 10.6     Lease by and between the Registrant     33-35666
          and Dominic J. Saraceno, as amended,    Exhibit 10.7
          dated June 13, 1988
 10.7     Form of Indemnity Agreements entered    33-35666
          into by the Registrant with Messrs.     Exhibit 10.9
          Margolis,
 10.8     Letter Agreement dated as of January    33-35666
          31, 1989 by and between the             Exhibit 10.15
          Registrant and Paul A. Margolis
 10.9     Second and Third Amendments, each       0-18674
          dated as of August 29, 1990, to         Exhibit 10.17 to Annual Report on
          Lease by and between Registrant and     Form 10-K for the fiscal year ended
          Dominic J. Saraceno, as amended,        September 30, 1990
          dated June 13, 1988
 10.10    Fourth Amendment, dated June 30,        0-18674
          1992 to Lease by and between            Exhibit 10.19 to Annual Report on
          Registrant and Dominic J. Saraceno,     Form 10-K for the fiscal year ended
          as amended, dated June 13, 1988         September 30, 1992
 10.11    Fifth Amendment, dated May 10, 1993     0-18674
          to Lease by and between Registrant      Exhibit 10.27 to Annual Report on
          and Dominic J. Saraceno, as amended,    Form 10-K for the fiscal year ended
          dated June 13, 1988                     September 30, 1993 as amended
 10.12    Complementary Marketing Agreement       0-18674
          dated as of December 26, 1990 by and    Exhibit 10.27 to Annual Report on
          between the Registrant and              Form 10-K for the fiscal year ended
          International Business Machines         September 30, 1993 as amended
          Corporation

EXHIBIT                                                                                    PAGE
  NO.     DESCRIPTION                             SEC DOCUMENT REFERENCE                NO. HEREOF
-------   -----------                             ----------------------                ----------
 10.13    Note and Warrant Purchase Agreement     0-18674
          entered into by Marcam Corporation      Exhibit 10.1 to Quarterly Report on
          and each of The Northwestern Mutual     Form 10-Q dated May 12, 1994 as
          Life Insurance Company, John Hancock    amended by Form 10-Q/A dated October
          Mutual Life Insurance Company and       6, 1994
          John Hancock Life Insurance Company
          of America dated as of May 12, 1994
 10.14    Amendment Agreement dated as of         0-18674
          August 19, 1994 by and among the        Exhibit 10.1 to Quarterly Report on
          Registrant, The Northwestern Mutual     Form 10-Q dated August 22, 1994
          Life Insurance Company, John Hancock
          Mutual Life Insurance Company and
          John Hancock Life Insurance Company
          of America
 10.15    Amendment Agreement dated as of July    0-18674
          29, 1995 by and among the               Exhibit 10.36 to Annual Report of
          Registrant, The Northwestern Mutual     Form 10-K for the fiscal year ended
          Life Insurance Company, John Hancock    September 30, 1994 as amended
          Mutual Life Insurance Company and
          John Hancock Life Insurance Company
          of America
 10.16    Loan and Security Agreement dated as    0-18674
          of August 29, 1995 by and between       Exhibit 10.37 to Annual Report of
          Greyrock Business Credit, a division    Form 10-K for the fiscal year ended
          of Greyrock Capital Group, Inc., and    September 30, 1994 as amended
          the Registrant
 10.17    Amendment Agreement dated as of         33-90670
          September 29, 1995 by and among the     Exhibit 10.4
          Registrant, The Northwestern Mutual
          Life Insurance Company, John Hancock
          Mutual Life Insurance Company and
          John Hancock Life Insurance Company
          of America and Barnett & Co.
 10.18    Amendment Agreement dated as of         0-18674
          November 14, 1995 by and among the      Exhibit 10.31 to Annual Report on
          Registrant, The Northwestern Mutual     Form 10-K for the fiscal year ended
          Life Insurance Company, John Hancock    September 30, 1995 as amended
          Mutual Life Insurance Company and
          John Hancock Insurance Company of
          America and Barnett & Co.
 10.19**  Marcam/NEC Distribution Agreement       0-18674
          between Marcam World Trade              Exhibit 10.33 to Annual Report on
          Corporation and NEC Corporation         Form 10-K for the fiscal year ended
          dated as of March 31, 1995              September 30, 1995 as amended
 10.20**  Marcam/NEC Technology Transfer and      0-18674
          License Agreement by and between the    Exhibit 10.34 to Annual Report on
          Registrant and NEC Corporation dated    Form 10-K for the fiscal year ended
          as of March 31, 1995                    September 30, 1995 as amended

EXHIBIT                                                                                    PAGE
  NO.     DESCRIPTION                             SEC DOCUMENT REFERENCE                NO. HEREOF
-------   -----------                             ----------------------                ----------
 10.21    Amendment Agreement dated as of         0-18674
          December 15, 1995 by and among the      Exhibit 10.38 to Annual Report on
          Registrant, The Northwestern Mutual     Form 10-K for the fiscal year ended
          Life Insurance Company, John Hancock    September 30, 1995 as amended
          Mutual Life Insurance Company, John
          Hancock Life Insurance Company of
          America and Barnett & Co.
 10.22    Letter dated March 29, 1996 to          0-18674
          Northwestern Mutual Life Insurance      Exhibit 10.1 to Quarterly Report on
          Company, John Hancock Life Insurance    Form 10-Q dated May 14, 1996
          Company of America and Barnett & Co.
          from Marcam Corporation
 10.23    Amendment dated as of March 30, 1996    0-18674
          to Loan and Security Agreement dated    Exhibit 10.2 to Quarterly Report on
          as of August 29, 1995 by and between    Form 10-Q dated May 14, 1996
          Greyrock Business Credit, a division
          of Greyrock Capital Group, and the
          Registrant
 10.24    Letter Agreement dated May 3, 1996      0-18674
          by and between Marcam Corporation       Exhibit 10.3 to Quarterly Report on
          and Paul A. Margolis                    Form 10-Q dated May 14, 1996
 10.25    Amendment and Waiver Agreement dated    0-18674
          as of July 16, 1996 by and among the    Exhibit 10.1 to Quarterly Report on
          Registrant, The Northwestern Mutual     Form 10-Q dated August 14, 1996
          Life Insurance Company, John Hancock
          Mutual Life Insurance Company, John
          Hancock Life Insurance Company of
          America and Barnett & Co.
 10.26    Amendment dated July 23, 1996 to        0-18674
          Loan and Security Agreement by and      Exhibit 10.2 to Quarterly Report on
          between Greyrock Business Credit, a     Form 10-Q dated August 14, 1996
          division of Greyrock Capital Group,
          and the Registrant
 10.27    Amendment dated December 16, 1996 to    0-18674
          Loan and Security Agreement by and      Exhibit 10.35 to Annual Report on
          between Greyrock Business Credit, a     Form 10-K for the fiscal year ended
          division of Greyrock Capital Group,     September 30, 1996
          and the Registrant
 10.28    Amendment dated December 16, 1996 to    0-18674
          Loan and Security Agreement by and      Exhibit 10.36 to Annual Report on
          between Greyrock Business Credit, a     Form 10-K for the fiscal year ended
          division of Greyrock Capital Group      September 30, 1996
          and the Registrant

EXHIBIT                                                                                    PAGE
  NO.     DESCRIPTION                             SEC DOCUMENT REFERENCE                NO. HEREOF
-------   -----------                             ----------------------                ----------
 10.29    Amendment Agreement dated as of         0-18674
          December 23, 1996 by and among the      Exhibit 10.37 to Annual Report on
          Registrant, The Northwestern Mutual     Form 10-K for the fiscal year ended
          Life Insurance Company, John Hancock    September 30, 1996
          Mutual Life Insurance Company, John
          Hancock Life Insurance Company of
          America and Barnett & Co.
 10.30    Convertible Preferred Stock Purchase    0-18674
          Agreement dated September 20, 1995      Exhibit 10.2 to Current Report on
          by and among Marcam Corporation,        Form 8-K Dated September 29, 1995
          General Atlantic Partners 21, L.P.
          GAP Coinvestment Partners, L.P. and
          The Northwestern Mutual Life
          Insurance Company
 10.31    Convertible Preferred Stock and         0-18674
          Warrant Purchase Agreement dated        Exhibit 10.1 to Current Report on
          July 19, 1996 among Marcam              Form 8-K Dated July 23, 1996
          Corporation, General Atlantic
          Partners 32, L.P. and GAP
          Coinvestments Partners, L.P.,
          including the form of Marcam
          Corporation Common Stock Purchase
          Warrants
 10.32    Amended and Restated Registration       0-18674
          Rights Agreement dated July 23, 1996    Exhibit 10.2 to Current Report on
          by and among Marcam Corporation,        Form 8-K Dated July 23, 1996
          General Atlantic Partners 21, L.P.,
          General Atlantic Partners 32, L.P.,
          GAP Coinvestments Partners, L.P. and
          The Northwestern Mutual Life
          Insurance Company
 10.33    Distribution Agreement between          0-22841, Exhibit 2 to Amendment No.
          Marcam Solutions, Inc. and Marcam       1 to Registration Statement on Form
          Corporation                             10 of Marcam Solutions, Inc. Dated
                                                  July 22, 1997
 10.34    Tax Sharing Agreement between Marcam    0-22841, Exhibit 10.2 to Amendment
          Solutions, Inc. and Marcam              No. 1 to Registration Statement on
          Corporation                             Form 10 of Marcam Solutions, Inc.
                                                  Dated July 22, 1997
 10.35    General Services Agreement between      0-22841, Exhibit 10.1 to Amendment
          Marcam Solutions, Inc. and Marcam       No. 1 to Registration Statement on
          Corporation                             Form 10 of Marcam Solutions, Inc.
                                                  Dated July 22, 1997
 10.36    Revolving Credit and Term Loan          0-18674
          Agreement dated as of August 4, 1997    Exhibit 10.1 to Current Report on
          among MAPICS, Inc., BankBoston, N.A.    Form 8-K Dated August 12, 1997
          and the other lending institutions
          set forth on Schedule I thereto, and
          BankBoston, N.A. as agent

EXHIBIT                                                                                    PAGE
  NO.     DESCRIPTION                             SEC DOCUMENT REFERENCE                NO. HEREOF
-------   -----------                             ----------------------                ----------
 10.36    Security Agreement dated August 4,      Exhibit 10.2 to Current Report on
          1997 between MAPICS, Inc. and           Form 8-K Dated August 12, 1997
          BankBoston, N.A. as agent
 10.36    Revolving Credit Note in the            0-18674
          principal amount of $15,000,000         Exhibit 10.3 to Current Report on
          dated August 4, 1997                    Form 8-K Dated August 12, 1997
 10.36    Term Note in the principal amount of    0-18674
          $15,000,000 dated August 4, 1997        Exhibit 10.4 to Current Report on
                                                  Form 8-K Dated August 12, 1997
 10.37*   1994 Stock Plan, as amended and         333-02158, Exhibit 4.4
          restated
 10.38*   1987 Stock Plan, as amended and         0-18674, Exhibit 10.33 to Annual
          restated                                Report on Form 10-K for the fiscal
                                                  year ended September 30, 1996
 10.39*   1991 Non-Employee Director Stock        0-18674, Exhibit 10.34 to Annual
          Option Plan, as amended and restated    Report on Form 10-K for the fiscal
                                                  year ended September 30, 1996
 10.40*+  Memoranda regarding Compensation
          Plans for fiscal year 1997 from
          MAPICS to each of Messrs. Cook, Aery
          and Gilmour                                                                       80
 11+      Statement re Computation of Earnings
          Per Share                                                                         90
 21+      Subsidiaries of the Registrant                                                    91
 23+      Consent of Coopers & Lybrand L.L.P.                                               92
 27+      Financial Data Schedule (for SEC use
          only)

---------------

 * Compensatory management plan.
** Confidential treatment granted.
 + Filed herewith.