Form 10-Q
period 1997-12-31
MAPICS INC
filed 1998-02-13
CIK 848551

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

  (MARK ONE)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED  DECEMBER 31, 1997

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM  ____________ TO ____________

                        COMMISSION FILE NUMBER: 000-18674

                                  MAPICS, INC.
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                             04-2711580
          (State of incorporation)                     (I.R.S. Employer
                                                      Identification No.)

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's Common Stock outstanding at February 2, 1998 was 18,430,890.

================================================================================

                                  MAPICS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

 ITEM                                                                                     PAGE
NUMBER                                                                                   NUMBER
------                                                                                   ------
                                 PART I - FINANCIAL INFORMATION
1.      Financial Statements:

        Consolidated Balance Sheets as of December 31, 1997 and
             September 30, 1997.................................................            3

        Consolidated Statements of Operations for the three months
             ended December 31, 1997 and 1996...................................            4

        Consolidated Statements of Cash Flows for the three months
             ended December 31, 1997 and 1996...................................            5

        Notes to Consolidated Financial Statements..............................            6

2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations..........................................            8

                                  PART II - OTHER INFORMATION

2.      Changes in Securities and Use of Proceeds...............................           12

4.      Submission of Matters to a Vote of Security Holders.....................           12

6.      Exhibits and Reports on Form 8-K........................................           13

        Signature...............................................................           14

        Exhibit Index...........................................................           15

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                          MAPICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        DECEMBER 31,   SEPTEMBER 30,
                                                                            1997           1997
                                                                        ------------   -------------
                                                                         (Unaudited)
                                  ASSETS

Current assets:
  Cash and cash equivalents ........................................      $  8,575       $  5,562
  Accounts receivable, net of allowances of $1,680 at
     December 31,1997 and $1,702 at September 30, 1997 .............        32,044         30,364
  Prepaid expenses and other current assets ........................         3,261          2,583
  Deferred income taxes, net .......................................         1,551          1,341
                                                                          --------       --------
          Total current assets .....................................        45,431         39,850
  Property and equipment, net ......................................         4,634          3,562
  Computer software costs, net .....................................        16,649         16,615
  Other intangible assets, net .....................................         4,680          4,809
  Deferred income taxes, net .......................................         9,881         12,134
                                                                          --------       --------
          Total assets .............................................      $ 81,275       $ 76,970
                                                                          ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................................      $  7,594       $  6,955
  Accrued expenses and other current liabilities ...................        19,126         20,174
  Deferred revenues ................................................        25,737         25,134
                                                                          --------       --------
          Total current liabilities ................................        52,457         52,263
                                                                          --------       --------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized
     Series D convertible preferred stock, 225 shares issued
      and outstanding (liquidation preference of $16,955) ..........           225            225
     Series E convertible preferred stock, 100 shares issued
      and outstanding (liquidation preference of $7,536) ...........           100            100
  Common stock, $.01 par value; 50,000 shares authorized;
     18,549 shares issued and 18,445 shares outstanding at
      December 31, 1997;  18,499 shares issued and
      outstanding at September 30, 1997.............................           186            185
  Additional paid-in capital .......................................        57,367         56,887
  Accumulated deficit ..............................................       (28,053)       (32,690)
  Treasury stock-at cost, 104 shares at December 31, 1997 ..........        (1,007)            --
                                                                          --------       --------
          Total stockholders' equity ...............................        28,818         24,707
                                                                          ========       ========
          Total liabilities and stockholders'equity ................      $ 81,275       $ 76,970
                                                                          ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                          MAPICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                           --------------------
                                                             1997         1996
                                                           -------      -------
Revenues:
  License ...........................................      $18,156      $14,277
  Services ..........................................       11,438        9,102
                                                           -------      -------
          Total revenues ............................       29,594       23,379
                                                           -------      -------

Operating expenses:
  Cost of license revenues ..........................        2,769        2,558
  Cost of services revenues .........................        3,181        2,583
  Selling and marketing .............................       10,463        8,035
  Product development ...............................        3,525        2,488
  General and administrative ........................        2,167        1,922
                                                           -------      -------
          Total operating expenses ..................       22,105       17,586
                                                           -------      -------

Income from operations ..............................        7,489        5,793

Interest income, net ................................           51           --
                                                           -------      -------

Income before income tax expense ....................        7,540        5,793

Income tax expense ..................................        2,903        2,230
                                                           -------      -------

Net income ..........................................      $ 4,637      $ 3,563
                                                           =======      =======

Net income per common share (basic) (Note 3) ........      $  0.25      $  0.23
                                                           =======      =======

Weighted average number of common shares
     outstanding (basic) (Note 3) ...................       18,513       15,768
                                                           =======      =======

Net income per common share (diluted) (Note 3)             $  0.21      $  0.19
                                                           =======      =======

Weighted average number of common and common
     equivalent shares outstanding (diluted) (Note 3)       22,234       19,203
                                                           =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                          MAPICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                    ---------------------
                                                                      1997          1996
                                                                    -------       -------
Cash flows from operating activities:
  Net income .................................................      $ 4,637       $ 3,563
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation ............................................          412           259
     Amortization ............................................        1,654         1,794
     Provision for bad debts .................................           52           272
     Deferred income taxes ...................................        2,043          (246)
     Changes in operating assets and liabilities:
       Accounts receivable ...................................       (1,732)       (6,042)
       Prepaid expenses and other current assets .............         (678)         (293)
       Accounts payable ......................................          639           (96)
       Accrued expenses and other current liabilities ........       (1,048)         (513)
       Deferred revenues .....................................          603         1,810
                                                                    -------       -------
       Net cash provided by operating activities .............        6,582           508
                                                                    -------       -------

Cash flows from investing activities:
  Purchases of property and equipment ........................       (1,484)         (260)
  Additions to computer software costs .......................       (1,559)         (917)
                                                                    -------       -------
          Net cash used for investing activities .............       (3,043)       (1,177)
                                                                    -------       -------

Cash flows from financing activities:
  Purchases of treasury stock ................................       (1,007)           --
  Proceeds from common stock option exercises ................          481            --
  Net transfers from Marcam Corporation ......................           --         1,861
                                                                    -------       -------
          Net cash (used for) provided by financing activities         (526)        1,861
                                                                    -------       -------

Net increase in cash and cash equivalents ....................        3,013         1,192
Cash and cash equivalents at beginning of period .............        5,562           378
                                                                    -------       -------

Cash and cash equivalents at end of period ...................      $ 8,575       $ 1,570
                                                                    =======       =======



The accompanying notes are an integral part of the consolidated financial statements.

                          MAPICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   REPORTING ENTITY

    MAPICS, Inc. ("MAPICS" or the "Company"), formerly known as Marcam Corporation, is a leading provider of enterprise resource planning ("ERP") software applications for manufacturing enterprises worldwide. MAPICS' products provide an integrated and function-rich ERP solution with the breadth and depth of applications to manage an entire manufacturing enterprise. The MAPICS(R) XA product line currently consists of over 40 integrated application modules in the areas of Engineering and Cost Management, Market and Demand Management, Plant Operations and Logistics Management, Production Resource Planning, Financial Management and Measurements and Cross Applications Solutions. MAPICS also provides services to customers in the form of product support. MAPICS' primary geographic markets include North America; the Europe, Middle East and Africa region ("EMEA"); and the Latin America and Asia Pacific regions.

    In April 1997, the Company's Board of Directors authorized management of the Company to proceed with the separation of Marcam Corporation into two publicly traded corporations. The separation was designed with the intent to enable each company to better focus on its core markets, to better serve its existing customers and to better finance its business.

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

    On July 29, 1997, the Company spun off to its stockholders, in a tax-free distribution (the "Distribution"), all of the shares of common stock of Marcam Solutions. In connection with the Distribution, Marcam Corporation changed its name to MAPICS, Inc. and thereafter continues the operations related to the MAPICS(R) product line, which addresses the needs of discrete and batch-process manufacturers. Although the common stock of Marcam Solutions was distributed to the Company's stockholders, the Distribution was recorded for accounting purposes as a disposition by Marcam Solutions of the MAPICS business, due to the relative significance of the PRISM(R), Protean(TM) and Avantis(TM) product lines.

    During August 1997, the Company obtained a senior secured term loan and revolving credit facility to repay a portion of the borrowings from the Debt Financing and for general corporate purposes. During August 1997, the Company completed an underwritten public offering of 6.9 million shares of its common stock (the "Offering") raising net proceeds of approximately $56.0 million, after deducting offering costs of approximately $6.1 million. The net proceeds of the Offering along with borrowings of $6.4 million under the term loan credit facility and working capital of $1.6 million were used to repay the $64.0 million of indebtedness from the Debt Financing.

(2)   BASIS OF PRESENTATION

    The consolidated financial statements of MAPICS for reporting periods after the Distribution, including the consolidated balance sheets as of December 31, 1997 and September 30, 1997, and the related consolidated statements of operations and cash flows for the three months ended December 31, 1997, consist solely of the separate consolidated financial statements of MAPICS, Inc. and its wholly owned subsidiaries and do not correspond to the historical consolidated financial statements of Marcam Corporation. All significant intercompany accounts and transactions have been eliminated in the consolidation.

    The financial statements of MAPICS for the three months ended December 31, 1996 have been prepared using Marcam Corporation's historical basis in the assets and liabilities and historical results of operations of the business related to the MAPICS(R) product line. These financial statements generally reflect the results of operations and cash flows of MAPICS as if it were a separate entity for the three months ended December 31, 1996. Certain costs and expenses for the three months ended December 31, 1996 presented in these financial statements have been allocated based on management's estimates of the cost of services provided to MAPICS by Marcam Corporation. Management believes these allocations are reasonable. However, the financial information included herein may not necessarily reflect the financial position, results of operations and cash flows of MAPICS in the future, or what they would have been had MAPICS been a separate entity during the three months ended December 31, 1996.

    Except for the consolidated balance sheet as of September 30, 1997, the accompanying financial statements are unaudited; however, in the opinion of management, these financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). As permitted by the rules of the Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 1997.

    The Company operates on a fiscal year ending September 30th. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

(3)   SIGNIFICANT ACCOUNTING POLICIES

    (A)   REVENUE RECOGNITION

    The Company licenses its software to its customers primarily through a global network of independent affiliates. Although the affiliates provide the principal channel through which the Company's products are distributed to its customers, a sale is not considered to have occurred until an executed license agreement is obtained from the ultimate customer.

    The Company recognizes revenue from software licensing in accordance with the guidance provided by Statement of Position ("SOP") 91-1, "Software Revenue Recognition." The Company generally recognizes revenue from the licensing of its software upon: (i) the signing of a license agreement between the Company and the ultimate customer; (ii) delivery of the software to the customer or to a location designated by the customer; (iii) determination that collection of the related receivable is probable; and (iv) expiration of contractual rights of acceptance or return. Under the terms of the Company's license agreements, the customer is responsible for installation and training. At the time the Company recognizes revenue from the licensing of software, no significant vendor obligations remain and the costs of insignificant obligations, if any, are accrued. Revenue from the licensing of software is included in license revenues, and the related commissions paid to affiliates are included in selling and marketing expenses.

    The Company recognizes services revenues from its periodic license fees ratably over the terms of the periodic license agreements. The periodic license fee, which is typically payable annually in advance, entitles the customer to continue using the software and to receive certain support services.

    The Company has no commitment to reimburse the affiliates for any losses incurred.

    (B)  NET INCOME PER COMMON SHARE

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS No. 128 requires the Company to present "basic" and "diluted" earnings per share ("EPS") for all periods presented in the statements of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

    The Company previously followed the provisions of Accounting Principles Board Opinion No. 15, "Earnings Per Share," under which "primary" and "fully diluted" EPS were $0.19 and $0.18, respectively, for the three months ended December 31, 1996. SFAS No. 128 requires restatement of all prior period earnings per share data presented in the statements of operations. As restated, "basic" and "diluted" EPS were $0.23 and $0.19, respectively, for the three months ended December 31, 1996.

    Net income per common share for the three month period ended December 31, 1996, was calculated using the capital structure of Marcam Corporation including the weighted average number of common and common equivalent shares outstanding, giving effect to the Distribution on a pro forma basis. The weighted average number of common shares outstanding used to calculate basic EPS includes (i) the weighted average number of common shares outstanding (18,513,000 and 11,435,000 shares for the three months ended December 31, 1997 and 1996, respectively) plus (ii) the number of shares of common stock from the Offering, the proceeds from which were deemed to be used to pay the capital contribution of $39.0 million to Marcam Solutions, based on the offering price of $9.00 per share (4,333,000 shares for the three months ended December 31, 1996).

    The weighted average number of common and common equivalent shares outstanding used to calculate diluted EPS includes the weighted average number of common shares outstanding plus the number of shares of common stock from the Offering, as presented above, plus the weighted average number of common equivalent shares from the assumed exercise of dilutive stock options, warrants and convertible preferred stock (3,721,000 and 3,435,000 equivalent shares for the three months ended December 31, 1997 and 1996, respectively).

(4)   COMMITMENTS AND CONTINGENCIES

    The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainly, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's future financial position or results of operations

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Words such as "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. The Company's actual results could differ materially from those contemplated by the forward-looking statements contained herein. Factors that may cause such a difference include but are not limited to those discussed in the cautionary statements contained herein as well as those discussed in the section entitled "Factors Affecting Future Performance" contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 as filed with the Securities and Exchange Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

    OVERVIEW

    The Company licenses its software to its customers primarily through a global network of independent affiliates. Although the affiliates provide the principal channel through which the Company's products are distributed to its customers, a sale is not considered to have occurred until an executed license agreement is obtained from the ultimate customer.

    When it first licenses its software, the Company receives both an initial license fee and a periodic license fee. The periodic license fee, which is typically paid annually in advance entitles the customer to continue using the software and to receive certain support services. If a customer does not renew its periodic license, it is no longer entitled to use the Company's software. The Company believes this licensing arrangement provides a source of recurring revenues from its installed base of customers and enables customers to take advantage of new releases and enhancements of its software. Initial license fees are recorded as license revenues and typically recognized upon delivery of the software to the customer. Periodic license fees are recorded as service revenues and recognized ratably over the term of the periodic license agreement.

    The Company's cost structure is designed so that a significant portion of its costs vary in direct relation to license revenues, particularly its selling and marketing expenses and cost of license revenues. . The Company's single largest expense is commissions paid to affiliates, which are based on the revenues they generate from licensing MAPICS(R) products. The Company currently expects that as its affiliates generate more license revenues for the Company, selling and marketing expenses will decrease as a percentage of total revenues because of the relatively fixed cost of the Company's direct selling and marketing activities. The affiliates, rather than the Company, provide the Company's customers with consulting and implementation services relating to the MAPICS(R) products. As a result, the Company neither generates revenues from providing consulting and implementation services nor bears the fixed costs inherent in maintaining a services business.

    In December 1997, the Company delivered MAPICS(R) XA Release 4, the latest version of its ERP software solution and its first major release since becoming an independent company. Release 4 adds six new modules and enhancements to 22 existing applications of MAPICS(R) XA, including enriched multiple language capabilities, expanded international financial management and improved multi-facility demand and supply management to help companies streamline their global communications and information exchange within their own enterprise, across multinational sites and among external business partners. Release 5, scheduled for delivery in fiscal 1998, is planned to contain Euro-dollar support, a major expansion of client/server browsers capabilities and other additional modules. In addition, the Company is developing, in a Java development environment, additional versions of certain of its applications to run on Microsoft's NT server platform and on the AS/400. The Company currently anticipates that core product development expenditures will increase as a percentage of revenues. Because the costs of establishing technological feasibility of computer software products are charged to product development expense as they are incurred, the Company's operating results may be affected adversely by significant increases in the level of product development investments.

    RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations.

                                        THREE MONTHS ENDED
                                           DECEMBER, 31
                                        -----------------
                                         1997        1996
                                        -----       -----
Revenues:
  License ........................       61.4%       61.1%
  Services .......................       38.6        38.9
                                        -----       -----
          Total revenues .........      100.0       100.0
                                        -----       -----

Operating expenses:
  Cost of license revenues .......        9.4        10.9
  Cost of services revenues ......       10.7        11.0
  Selling and marketing ..........       35.4        34.4
  Product development ............       11.9        10.6
  General and administrative .....        7.3         8.3
                                        -----       -----
          Total operating expenses       74.7        75.2
                                        -----       -----

Income from operations............       25.3        24.8

Interest income, net .............         .2          --
                                        -----       -----

Income before income tax expense .       25.5        24.8

Income tax expense ...............        9.8         9.5
                                        -----       -----

Net income .......................       15.7%       15.3%
                                        =====       =====

    THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

    Revenues. Total revenues increased 26.6% to $29.6 million for the three months ended December 31, 1997 from $23.4 million for the three months ended December 31, 1996. License revenues increased 27.2% to $18.2 million for the three months ended December 31, 1997 from $14.3 million for the three months ended December 31, 1996. This increase resulted primarily from a volume increase in license sales to existing customers for additional modules and upgraded systems and a volume increase in license sales to new customers. Services revenues increased 25.7% to $11.4 million for the three months ended December 31, 1997 from $9.1 million for the three months ended December 31, 1996, principally due to the increase in the Company's installed customer base.

    Cost of License Revenues. Cost of license revenues increased 8.2% to $2.8 million for the three months ended December 31, 1997 from $2.6 million for the three months ended December 31, 1996. These costs decreased as a percentage of license revenues to 15.3% for the three months ended December 31, 1997 from 17.9% for the three months ended December 31, 1996. This decrease resulted from proportionally lower total royalty expenses paid to Solution Partners during the three months ended December 31, 1997 due to the mix of products sold.

    Cost of Services Revenues. Cost of services revenues increased 23.2% to $3.2 million for the three months ended December 31, 1997 from $2.6 million for the three months ended December 31, 1996, primarily as a result of a volume increase in fees paid to affiliates and Solution Partners for providing support services in EMEA and Latin America and Asia Pacific regions. As a percentage of service revenues, these costs decreased to 27.8% from 28.4% for the three months ended December 31, 1997 and 1996, respectively.

    Selling and Marketing. Selling and marketing expenses increased 30.2% to $10.5 million for the three months ended December 31, 1997 from $8.0 million for the three months ended December 31, 1996. This increase was due primarily to increased commissions earned by affiliates on increased license revenues. As a percentage of total revenues, selling and marketing expenses increased to 35.4% for the three months ended December 31, 1997 from 34.4% for the three months ended December 31, 1996. This increase was primarily due to the hiring of additional sales and marketing personnel, as well as increased spending on marketing programs to promote the new MAPICS image in domestic and international markets.

    Product Development. Overall product development expenses increased 41.7% to $3.5 million for the three months ended December 31, 1997 from $2.5 million for the three months ended December 31, 1996. As a percentage of total revenues, product development expenses increased to 11.9% for the three months ended December 31, 1997 from 10.6% for the three months ended December 31, 1996. This increase was a result of the new product development effort to re-host the Company's software applications to Java, while continuing our efforts to expand our MAPICS(R) XA product line. This effort began during the three month period ended December 31, 1996, and therefore the results for such period do not reflect the full cost structure for this new development effort.

    Gross core development expenditures increased 31.5% to $4.1 million for the three months ended December 31, 1997 from $3.1 million for the three months ended December 31, 1996. This increase was primarily due to increased development expenditures as a result of the Company's change in product development strategy. The amounts of core development expenditures capitalized during the three months ended December 31, 1997 and December 31, 1996 were $562 thousand and $660 thousand, respectively, representing 13.8% and 21.3% of gross core development expenditures during those periods. The amount of development expenditures capitalized during the three months ended December 31, 1997 decreased because a higher proportion of these expenditures had not reached the technological feasibility stage as compared to the three month period ended December 31, 1996. Gross translation expenditures increased 72.2% to $1.0 million during the three months ended December 31, 1997 from $588 thousand during the three months ended December 31, 1996. Translation expenditures are typically project related, and the timing of these expenditures is subject to change from period to period. The amounts of translation expenditures capitalized during the three months ended December 31, 1997 and December 31, 1996 were $997 thousand and $536 thousand, respectively, representing 98% and 91%, respectively, of gross translation expenditures during those periods. The financial statements for the three month period ended December 31, 1996 reflect the reclassification of $279 thousand of capitalized software costs to other assets.

    General and Administrative. General and administrative expenses increased 12.7% to $2.2 million during the three months ended December 31, 1997 from $1.9 million during the three months ended December 31, 1996, due primarily to increases in facilities and personnel costs. General and administrative expenses represented 7.3% and 8.3% of total revenues during the three months ended December 31, 1997 and 1996, respectively, reflecting the fixed nature of the general and administrative expenses.

    Interest Income, Net. Interest income, net, which was $51 thousand for the three months ended December 31, 1997 compared to $0 for the three months ended December 31, 1996, reflects interest earned on cash and cash equivalents net of costs to maintain the Company's revolving credit facility. Prior to the Distribution, MAPICS transferred all excess cash to Marcam Corporation.

    Income Tax Expense. Income tax expense represented 38.5% of income before income tax expense for the three months ended December 31, 1997 and 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    MAPICS has funded its operations and capital expenditures primarily through cash generated from operations. As of December 31, 1997, the Company had $8.6 million in cash and cash equivalents and working capital of $18.7 million, excluding $25.7 million of deferred revenues, which are included in current liabilities. As of September 30, 1997, the Company had $5.6 million in cash and cash equivalents and working capital of $12.7 million, excluding $25.1 million of deferred revenues. As of December 31, 1996, the Company had cash and cash equivalents of $1.6 million and working capital of $12.5 million, excluding $20.4 million of deferred revenues. The increases in cash and working capital from December 31, 1996 reflect the fact that MAPICS, as a result of the restructuring in July 1997, no longer transfers its excess cash to Marcam Corporation.

    Net cash provided by operations was $6.6 million for the three months ended December 31, 1997 compared with $508 thousand for the three months ended December 31, 1996, reflecting growth in earnings, an increase in accounts receivable collections and cash savings from the favorable income tax attributes inherited from Marcam Corporation in connection with the Distribution. Pursuant to a tax sharing agreement between Marcam Corporation and Marcam Solutions, MAPICS became entitled to utilize certain favorable income tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution. The Company believes that the utilization of these favorable income tax attributes will result in cash savings from the reduction of income taxes payable in future periods as these favorable income tax attributes are utilized.

    Net cash used for investing activities was $3.0 million for the three months ended December 31, 1997 compared with $1.2 million for the three months ended December 31, 1996. The Company used cash for investing activities related to computer software development and translation and purchases of computer equipment.

    Net cash used for financing activities for the three months ended December 31, 1997 was $526 thousand, which reflects $1.0 million used to purchase 103,600 shares of the Company's common stock pursuant to a stock repurchase plan authorized by the Company's Board of Directors on December 15, 1997. This use of cash was offset by proceeds from common stock options exercised, providing cash of $481 thousand.

    Additional borrowings of up to $15.0 million, subject to certain limitations, are available to the Company under a revolving credit facility. Availability of revolving credit loans and the rate of interest thereof vary depending upon the Company's ability to maintain certain financial ratios. As of December 31, 1997, the Company met all of those financial ratios, although no amount was outstanding under the revolving credit facility at any time during the three months ended December 31, 1997.

    As of December 31, 1997, the Company did not have any material commitments for capital expenditures.

    Management believes that cash flows from operations and available borrowings under the revolving credit facility will be sufficient to meet the Company's working capital and capital expenditure needs at least until the end of fiscal 1998.

    INFLATION

    To date, the Company believes inflation has not had a material impact on the Company's operations.

    PART II:  OTHER INFORMATION

    ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Pursuant to the Stock Option Agreement dated August 29, 1995 between the Company and an option holder (the "Optionee"), the Company granted to the Optionee an option (the "Option") to purchase up to 14,895 shares of the Company's common stock, $.01 par value per share (the "Shares"). On November 25, 1997, the Optionee sought to exercise the Option to acquire 4,895 of the Shares and immediately transfer such Shares to one or more transferees. To ensure that no unregistered distribution of the Shares in violation of the Securities Act of 1933, as amended, occurred as a result of such transfer by the Optionee, the exercise by the Optionee of the Option was cancelled and such Shares were returned to the Company.


    ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held on February 3, 1998, the following matters were brought before and voted upon by the shareholders with the number of votes as indicated below:

1. A proposal to approve a change in domicile of the Company from Massachusetts to Georgia, including approving a related agreement and plan of merger and new Georgia articles of incorporation.

         For                        Against                   Abstain           Broker Non-Votes
         ---                        -------                   -------           ----------------
         15,787,376                 10,587                    13,721            2,665,514

2. A proposal to elect two directors to serve until the 2001 Annual Meeting of Stockholders.

                                                              Withheld
                                    For                       Authority
                                    ----------                ---------
     Roger Heinen, Jr.              18,456,140                21,058
     Edward J. Kfoury               18,458,680                18,518

3. A proposal to approve the amendment and restatement of the Company's 1991 Non-Employee Director Stock Option Plan.

         For                        Against                   Abstain           Broker Non-Votes
         ---                        -------                   -------           ----------------
         15,310,398                 626,571                   31,467            2,508,762

4. A proposal to approve the Company's 1998 Non-Employee Directors Stock Incentive Plan.

         For                        Against                   Abstain           Broker Non-Votes
         ---                        -------                   -------           ----------------
         15,818,889                 117,397                   32,150            2,508,762

5.    A proposal to approve the Company's 1998 Long-Term Incentive Plan.

         For                        Against                   Abstain           Broker Non-Votes
         ---                        -------                   -------           ----------------
         15,250,400                 722,482                   24,372            2,479,944

6. A proposal to approve the amendment and restatement of the Company's 1990 Employee Stock Purchase Plan.

         For                        Against                   Abstain           Broker Non-Votes
         ---                        -------                   -------           ----------------
         15,903,362                 36,452                    28,622            2,508,762

7. A proposal to ratify the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for the fiscal year ending September 30, 1998.

         For                        Against                   Abstain           Broker Non-Votes
         ---                        -------                   -------           ----------------
         18,457,583                 4,966                     14,649                    -0-

    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          11    Statement re Computation of Per Share Earnings

          27    Financial Data Schedule

    (b)   Reports on Form 8-K

       The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated December 9, 1997, which reported pursuant to Item 9 the issuance of common stock of MAPICS, Inc. in reliance on Regulation S under the Securities Act of 1933, as amended.

       The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated December 16, 1997, which reported pursuant to Item 5 the authorization by its Board of Directors of a plan to repurchase up to 1,800,00 shares of the Company's common stock.

       The Company filed a Current Report on Form 8-K/A with the Securities and Exchange Commission dated February 13, 1998, amending the Current Report on Form 8-K dated December 9, 1997 which was previously filed with the Securities and Exchange Commission. The issuance of common stock of MAPICS, Inc. referred to therein was not made in reliance on Regulation S under the Securities Act of 1933, as amended. Accordingly, the foregoing Current Report on Form 8-K was not required to be filed.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 1998.

                                       MAPICS, INC.

                                       By:      /s/ WILLIAM J. GILMOUR
                                          --------------------------------------
                                                   William J. Gilmour
                                              Vice President of Finance and
                                          Chief Financial and Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.       Description                                    Page No.
-----------       -----------                                    --------
11                Computation of Per Share Earnings                 16
27                Financial Data Schedule                           --