Form 10-Q
period 1998-03-31
MAPICS INC
filed 1998-05-14
CIK 848551

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

               OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 000-18674

                                  MAPICS, INC.
             (Exact name of registrant as specified in its charter)

             GEORGIA                                       04-2711580
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

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)
          SERIES F JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS
                                (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's Common Stock outstanding at May 1, 1998 was 18,550,840.

================================================================================

                                  MAPICS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

 ITEM                                                                                PAGE
NUMBER                                                                              NUMBER
------                                                                              ------
                         PART I - FINANCIAL INFORMATION

1.       Financial Statements:

         Consolidated Balance Sheets as of March 31, 1998 and
             September 30, 1997..................................................     3

         Consolidated Statements of Operations for the Three Months and the
             Six Months Ended March 31, 1998 and 1997............................     4

         Consolidated Statements of Cash Flows for the Six Months
             Ended March 31, 1998 and 1997.......................................     5

         Notes to Consolidated Financial Statements..............................     6

2.       Management's Discussion and Analysis of Financial Condition
             and Results of Operations...........................................     8

                           PART II - OTHER INFORMATION

4.       Submission of Matters to a Vote of Security Holders.....................    14

6.       Exhibits and Reports on Form 8-K........................................    15

         Signature...............................................................    17

         Exhibits Index..........................................................    18

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                          MAPICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          MARCH 31,    SEPTEMBER 30,
                                                                            1998           1997
                                                                          --------     -------------
                                                                         (UNAUDITED)
                                  ASSETS

Current assets:
  Cash and cash equivalents .........................................     $ 18,869       $  5,562
  Accounts receivable, net of allowances of $1,810 at
     March 31,1998 and $1,702 at September 30, 1997 .................       26,637         30,364
  Prepaid expenses and other current assets .........................        4,032          2,583
  Deferred income taxes, net ........................................        2,285          1,341
                                                                          --------       --------
          Total current assets ......................................       51,823         39,850
  Property and equipment, net .......................................        4,799          3,562
  Computer software costs, net ......................................       16,843         16,615
  Other intangible assets, net ......................................        4,551          4,809
  Deferred income taxes, net ........................................        7,718         12,134
                                                                          --------       --------
          Total assets ..............................................     $ 85,734       $ 76,970
                                                                          ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................     $  8,286       $  6,955
  Accrued expenses and other current liabilities ....................       17,966         20,174
  Deferred revenues .................................................       26,033         25,134
                                                                          --------       --------
          Total current liabilities .................................       52,285         52,263
                                                                          --------       --------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized Series D convertible preferred stock, 225 shares issued
      and outstanding (liquidation preference of $16,955) ...........          225            225
     Series E convertible preferred stock, 100 shares issued
      and outstanding (liquidation preference of $7,536) ............          100            100
  Common stock, $.01 par value; 50,000 shares authorized;
     18,665 shares issued and 18,536 shares outstanding at
      March 31, 1998;  18,499 shares issued and
      outstanding at September 30, 1997 .............................          187            185
  Additional paid-in capital ........................................       58,660         56,887
  Accumulated deficit ...............................................      (24,442)       (32,690)
  Treasury stock-at cost, 129 shares at March 31, 1998 ..............       (1,281)            --
                                                                          --------       --------
          Total stockholders' equity ................................       33,449         24,707
                                                                          ========       ========
          Total liabilities and stockholders'equity .................     $ 85,734       $ 76,970
                                                                          ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          MAPICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 MARCH 31,                 MARCH 31,
                                                           --------------------      --------------------
                                                             1998         1997         1998         1997
                                                           -------      -------      -------      -------
                                                         (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
Revenues:
  License ..............................................   $16,787      $11,051      $34,943      $25,328
  Services .............................................    12,221        9,735       23,659       18,837
                                                           -------      -------      -------      -------
          Total revenues ...............................    29,008       20,786       58,602       44,165
                                                           -------      -------      -------      -------

Operating expenses:
  Cost of license revenues .............................     3,410        1,571        6,229        4,129
  Cost of services revenues ............................     3,428        2,718        6,609        5,301
  Selling and marketing ................................    10,655        6,799       21,118       14,834
  Product development ..................................     3,581        2,481        7,056        4,969
  General and administrative ...........................     2,179        2,438        4,346        4,360
                                                           -------      -------      -------      -------
          Total operating expenses .....................    23,253       16,007       45,358       33,593
                                                           -------      -------      -------      -------

Income from operations .................................     5,755        4,779       13,244       10,572

Interest income, net ...................................       116           --          167           --
                                                           -------      -------      -------      -------

Income before income tax expense .......................     5,871        4,779       13,411       10,572

Income tax expense .....................................     2,260        1,841        5,163        4,071
                                                           -------      -------      -------      -------

Net income .............................................   $ 3,611      $ 2,938      $ 8,248      $ 6,501
                                                           =======      =======      =======      =======

Net income per common share (basic) (Note 3) ...........   $  0.20      $  0.19      $  0.45      $  0.41
                                                           =======      =======      =======      =======

Weighted average number of common shares
     outstanding (basic) (Note 3) ......................    18,477       15,815       18,495       15,792
                                                           =======      =======      =======      =======
Net income per common share (diluted) (Note 3) .........   $  0.16      $  0.15      $  0.37      $  0.34
                                                           =======      =======      =======      =======

Weighted average number of common and common
     equivalent shares outstanding (diluted) (Note 3) ..    22,738       19,466       22,491       19,320
                                                           =======      =======      =======      =======



   The accompanying notes are an integral part of the consolidated financial statements.

                          MAPICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                           MARCH 31,
                                                                    ----------------------
                                                                      1998          1997
                                                                    --------       -------
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net income .....................................................  $  8,248       $ 6,501
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation ................................................       864           660
     Amortization ................................................     3,583         2,328
     Provision for bad debts .....................................       157           611
     Deferred income taxes .......................................     3,771          (490)
     Changes in operating assets and liabilities:
       Accounts receivable .......................................     3,570        (1,234)
       Prepaid expenses and other current assets .................    (1,449)         (266)
       Accounts payable ..........................................     1,331          (896)
       Accrued expenses and other current liabilities ............    (2,208)          (42)
       Deferred revenues .........................................       899         2,634
                                                                    --------       -------
       Net cash provided by operating activities .................    18,766         9,806
                                                                    --------       -------

Cash flows from investing activities:
       Purchases of property and equipment .......................    (2,101)         (481)
       Additions to computer software costs ......................    (3,553)       (2,385)
                                                                    --------       -------
          Net cash used for investing activities .................    (5,654)       (2,866)
                                                                    --------       -------

Cash flows from financing activities:
       Proceeds from common stock option exercises ...............     1,476            --
       Purchases of treasury stock ...............................    (1,281)           --
       Net transfers to Marcam Corporation .......................        --        (6,466)
                                                                    --------       -------
          Net cash provided by (used for) financing activities ...       195        (6,466)
                                                                    --------       -------

Net increase in cash and cash equivalents ........................    13,307           474
Cash and cash equivalents at beginning of period .................     5,562           378
                                                                    --------       -------

Cash and cash equivalents at end of period .......................  $ 18,869       $   852
                                                                    ========       =======



   The accompanying notes are an integral part of the consolidated financial statements.

                          MAPICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   REPORTING ENTITY

    MAPICS, Inc. ("MAPICS" or the "Company"), formerly known as Marcam Corporation, is a leading provider of enterprise resource planning ("ERP") software applications for manufacturing enterprises worldwide. MAPICS' products provide an integrated and function-rich ERP solution with the breadth and depth of applications to manage an entire manufacturing enterprise. The MAPICS(R) XA product line currently consists of over 40 integrated applications in the areas of Engineering and Cost Management, Market and Demand Management, Plant Operations and Logistics Management, Production Resource Planning, Financial Management and Measurements and Cross Applications Solutions. MAPICS also provides services to customers in the form of product support. MAPICS' primary geographic markets include North America; the Europe, Middle East and Africa region ("EMEA"); and the Latin America and Asia Pacific regions.

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

    On March 31, 1998, the Company changed its jurisdiction of incorporation from the Commonwealth of Massachusetts to the State of Georgia where its principal offices are located.

(2)   BASIS OF PRESENTATION

    The consolidated financial statements of MAPICS for reporting periods after the Distribution, including the consolidated balance sheets as of March 31, 1998 and September 30, 1997, the consolidated statements of operations for the three months and six months ended March 31, 1998 and consolidated statement of cash flows for the six months ended March 31, 1998, consist solely of the separate consolidated financial statements of MAPICS, Inc. and its wholly owned subsidiaries and do not correspond to the historical consolidated financial statements of Marcam Corporation. All significant intercompany accounts and transactions have been eliminated in the consolidation.

    The statements of operations of MAPICS for the three months and six months ended March 31, 1997 and the statement of cash flows for the six months ended March 31, 1997 have been prepared using Marcam Corporation's historical basis in the assets and liabilities and historical results of operations of the business related to the MAPICS(R) product line. These financial statements are combined and generally reflect the results of operations and cash flows of MAPICS as if it were a separate entity for these periods. Certain costs and expenses presented in the financial statements for the three months and six months ended March 31, 1997 have been allocated based on management's estimates of the cost of services provided to MAPICS by Marcam Corporation. Management believes these allocations are reasonable. However, the financial information included herein may not necessarily reflect the financial position, results of operations and cash flows of MAPICS in the future, or what they would have been had MAPICS been a separate entity during the three months and six months ended March 31, 1997.

    Except for the balance sheet as of September 30, 1997 and the statements of operations and cash flows for six months ended March 31, 1997, the accompanying financial statements are unaudited; however, in the opinion of management, these financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). As permitted by the rules of the Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 1997.

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

    The Company recognizes revenue from software licensing in accordance with the guidance provided by Statement of Position ("SOP") 91-1, "Software Revenue Recognition." The Company generally recognizes revenue from the licensing of its software upon: (i) the signing of a license agreement between the Company and the ultimate customer; (ii) delivery of the software to the customer or to a location designated by the customer; (iii) determination that collection of the related receivable is probable; and (iv) expiration of any contractual rights of acceptance or return. Under the terms of the Company's license agreements, the customer is responsible for installation and training. At the time the Company recognizes revenue from the licensing of software, no significant vendor obligations remain and the costs of insignificant obligations, if any, are accrued. Revenue from the licensing of software is included in license revenues, and the related commissions paid to affiliates are included in selling and marketing expenses.

    The Company recognizes services revenues from its periodic license fees ratably over the terms of the periodic license agreements. The periodic license fee, which is typically payable annually in advance, entitles the customer to continue using the software and to receive certain support services, as available.

    The Company has no commitment to reimburse the affiliates for any losses incurred.

    In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued SOP 97-2 "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supercedes SOP 91-1. The Company will adopt the provisions of SOP 97-2 on October 1, 1998. However, on March 31, 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," which defers for one year certain provisions of SOP 97-2. Based upon the Company's interpretation of the information currently available, management believes that the adoption of SOP 97-2 will not have a material impact on the Company's financial position, results of operations or financial statement disclosures.

    (B)  NET INCOME PER COMMON SHARE

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," during the three months ended December 31, 1997. SFAS No. 128 requires the Company to present "basic" and "diluted" earnings per share ("EPS") for all periods presented in the statements of operations. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

    The Company previously followed the provisions of Accounting Principles Board Opinion No. 15, "Earnings Per Share," under which "primary" and "fully diluted" EPS were $0.15 for the three months ended March 31, 1997, and $0.34 for the six months ended March 31, 1997. SFAS No. 128 requires restatement of all prior period earnings per share data presented in the statements of operations. As restated, "basic" and "diluted" EPS were $0.19 and $0.15, respectively, for the three months ended March 31, 1997, and $0.41 and $0.34, respectively, for the six months ended March 31, 1997. Net income per common share for the three months and six months ended March 31, 1997, was calculated using the capital structure of Marcam Corporation including the weighted average number of common and common equivalent shares outstanding, giving effect to the Distribution on a pro forma basis.

    The weighted average number of common shares outstanding used to calculate basic EPS includes (i) the weighted average number of common shares outstanding (18,477,000 and 18,495,000 shares for the three months and six months ended March 31, 1998, respectively; and, 11,482,000 and 11,459,000 for the three months and six months ended March 31, 1997, respectively) plus (ii) the number of shares of common stock from the Offering, the proceeds from which were deemed to be used to pay the capital contribution of $39.0 million to Marcam Solutions, based on the Offering price of $9.00 per share (4,333,000 shares for the three months and six months ended March 31, 1997).

    The weighted average number of common and common equivalent shares outstanding used to calculate diluted EPS includes the weighted average number of common shares outstanding plus the number of shares of common stock from the Offering, as presented above, plus the weighted average number of common equivalent shares from the assumed exercise of dilutive stock options, warrants and convertible preferred stock (4,261,000 and 3,996,000 equivalent shares for the three months and six months ended March 31, 1998, respectively; and 3,651,000 and 3,528,000 equivalent shares for the three months and six months ended March 31, 1997, respectively).

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

    When it first licenses its software, the Company receives both an initial license fee and a periodic license fee. The periodic license fee, which is typically paid annually in advance entitles the customer to continue using the software and to receive certain support services, as available. If a customer does not renew its periodic license, it is no longer entitled to use the Company's software. The Company believes this licensing arrangement provides a source of recurring revenues from its installed base of customers and enables customers to take advantage of new releases and enhancements of its software. Initial license fees are recorded as license revenues and typically recognized upon delivery of the software to the customer. Periodic license fees are recorded as services revenue and recognized ratably over the term of the periodic license agreement.

    The Company's cost structure is designed so that a significant portion of its costs vary in direct relation to license revenues, particularly commissions paid to affiliates which are included in selling and marketing expenses and product royalties which are included in cost of license revenues. The Company's single largest expense is commissions paid to affiliates, which are based on the revenues they generate from licensing MAPICS(R) products. The affiliates, rather than the Company, provide the Company's customers with consulting and implementation services relating to the MAPICS(R) products. As a result, the Company does not generate revenues from providing consulting and implementation services nor does it incur the fixed costs inherent in maintaining a services business, other than those costs associated with customer support provided by MAPICS.

    In January 1998, the Company formally launched MAPICS(R) XA Release 4 ("Release 4"), the latest version of its ERP software solution and its first major release since becoming an independent company. Release 4 adds six new applications and enhancements to 22 of the existing applications of MAPICS(R) XA, including enriched multiple language capabilities, expanded international financial management and improved multi-facility demand and supply management to help companies streamline their global communications and information exchange within their own enterprises, across multinational sites and among their supply-chain partners.

    MAPICS(R) XA Release 5, scheduled for delivery late in calendar 1998, is planned to feature euro-currency support, MAPICS(R) Browser, a major expansion of client/server capabilities, a Java-based user interface for the character-based applications, as well as additional application enhancements. In addition, the Company is continuing its Java-based development activities to re-host certain of its applications to run on the Microsoft Windows(R) NT platform as well as the IBM(R) AS/400(TM) platform. The Company currently anticipates that core product development expenditures will increase. Because the costs of establishing technological feasibility of computer software products are charged to product development expense as they are incurred, the Company's operating results may be affected adversely by significant increases in the level of product development investments.

    RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations.

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                MARCH 31,               MARCH 31,
                                            -----------------       -----------------
                                             1998        1997        1998        1997
                                            -----       -----       -----       -----
    Revenues:
      License ............................   57.9%       53.2%       59.6%       57.3%
      Services ...........................   42.1        46.8        40.4        42.7
                                            -----       -----       -----       -----
              Total revenues .............  100.0       100.0       100.0       100.0
                                            -----       -----       -----       -----

    Operating expenses:
      Cost of license revenues ...........   11.8         7.6        10.6         9.3
      Cost of services revenues ..........   11.8        13.1        11.3        12.0
      Selling and marketing ..............   36.8        32.7        36.1        33.6
      Product development ................   12.3        11.9        12.0        11.3
      General and administrative .........    7.5        11.7         7.4         9.9
                                            -----       -----       -----       -----
              Total operating expenses....   80.2        77.0        77.4        76.1
                                            -----       -----       -----       -----

    Income from operations ...............   19.8        23.0        22.6        23.9

    Interest income, net .................    0.4          --         0.3          --
                                            -----       -----       -----       -----

    Income before income tax expense .....   20.2        23.0        22.9        23.9

    Income tax expense ...................    7.8         8.8         8.8         9.2
                                            -----       -----       -----       -----

    Net income ...........................   12.4%       14.2%       14.1%       14.7%
                                            =====       =====       =====       =====

    THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

    Revenues. Total revenues increased 39.6% to $29.0 million for the three months ended March 31, 1998 from $20.8 million for the three months ended March 31, 1997. License revenues increased 51.9% to $16.8 million for the three months ended March 31, 1998 from $11.1 million for the three months ended March 31, 1997, primarily from a volume increase in license sales to existing customers for additional applications and upgraded systems and a volume increase in license sales to new customers.

    The Company's license revenue growth has been most significant in North America and the EMEA region. During the three months ended March 31, 1998, operations in North America and the EMEA region accounted for 68% and 24% of total license revenues, respectively, compared to 63% and 23%, respectively, for the three months ended March 31, 1997. Revenue growth in the Company's two smallest geographic markets, Latin America and Asia Pacific, has been less significant. During the three months ended March 31, 1998, operations in these markets accounted for a combined 8% of total license revenues compared to 14% for the three months ended March 31, 1997.

    Services revenues increased 25.5% to $12.2 million for the three months ended March 31, 1998 from $9.7 million for the three months ended March 31, 1997, primarily due to the increase in the Company's installed customer base.

    Cost of License Revenues. Cost of license revenues increased 117.1% to $3.4 million for the three months ended March 31, 1998 from $1.6 million for the three months ended March 31, 1997. Cost of license revenues increased as a percentage of license revenues to 20.3% for the three months ended March 31, 1998 from 14.2% for the three months ended March 31, 1997. These increases were due to an increase in royalties paid to third-party software suppliers ("Solution Partners") and an increase in amortization expense related to computer software costs.

    Cost of Services Revenues. Cost of services revenues increased 26.1% to $3.4 million for the three months ended March 31, 1998 from $2.7 million for the three months ended March 31, 1997, primarily as a result of the increased volume in fees paid to affiliates and Solution Partners for providing support services in the EMEA, Latin America and Asia Pacific regions. However, as a percentage of total services revenues, these costs remained relatively constant at 28.1% and 27.9% for the three months ended March 31, 1998 and 1997, respectively.

    Selling and Marketing. Selling and marketing expenses increased 56.7% to $10.7 million for the three months ended March 31, 1998 from $6.8 million for the three months ended March 31, 1997. As a percentage of total revenues, selling and marketing expenses increased to 36.8% for the three months ended March 31, 1998 from 32.7% for the three months ended March 31, 1997. These increases were due to increased commissions earned by affiliates on increased license revenues, the hiring of additional sales and marketing personnel and increased spending on marketing programs. Management currently expects to continue making incremental investments in sales and marketing personnel to support the Company's independent affiliate channel and on marketing programs to promote the MAPICS(R) product.

    Product Development. Overall product development expenses increased 44.3% to $3.6 million for the three months ended March 31, 1998 from $2.5 million for the three months ended March 31, 1997. As a percentage of total revenues, product development expenses increased to 12.3% for the three months ended March 31, 1998 from 11.9% for the three months ended March 31, 1997.

    Gross core development expenditures increased 43.9% to $4.2 million for the three months ended March 31, 1998 from $2.9 million for the three months ended March 31, 1997. This increase was due to the Java development effort to re-host the Company's software applications to the Microsoft Windows(R) NT environment, while continuing efforts to expand the MAPICS(R) XA product line. The amounts of core development expenditures capitalized during the three months ended March 31, 1998 and March 31, 1997 were $660 thousand and $492 thousand, respectively, representing 15.6% and 16.7% of gross core development expenditures during those periods. The amount of core development expenditures capitalized as a percentage of gross core development expenditures during the three months ended March 31, 1998 decreased because a lower proportion of these expenditures had reached the technological feasibility stage as compared to the three months ended March 31, 1997. Gross translation expenditures increased 84.5% to $1.3 million during the three months ended March 31, 1998 from $727 thousand during the three months ended March 31, 1997. Translation expenditures are typically project related, and the timing of these expenditures is subject to change from period to period. The amounts of translation expenditures capitalized during the three months ended March 31, 1998 and March 31, 1997 were $1.3 million and $697 thousand, respectively, representing 99.4% and 95.9%, respectively, of gross translation expenditures during those periods.

    General and Administrative. General and administrative expenses decreased 10.6% to $2.2 million during the three months ended March 31, 1998 from $2.4 million during the three months ended March 31, 1997. General and administrative expenses represented 7.5% and 11.7% of total revenues during the three months ended March 31, 1998 and 1997, respectively. The decrease in general and administrative expenses as a percentage of total revenues reflects the fixed nature of the general and administrative expenses.

    Interest Income, Net. Interest income, net, which was $116 thousand for the three months ended March 31, 1998 compared to $0 for the three months ended March 31, 1997, reflects interest earned on cash and cash equivalents net of costs to maintain the Company's revolving credit facility. Prior to the Distribution, MAPICS transferred all excess cash to Marcam Corporation.

    Income Tax Expense. Income tax expense represented 38.5% of income before income tax expense for the three months ended March 31, 1998 and 1997.

    Net Income. Net income increased 22.9% to $3.6 million, or $0.16 per share (diluted), for the three months ended March 31, 1998 from $2.9 million, or $0.15 per share (diluted), for the three months ended March 31, 1997.

    SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

    Revenues. Total revenues increased 32.7% to $58.6 million for the six months ended March 31, 1998 from $44.2 million for the six months ended March 31, 1997. License revenues increased 38.0% to $34.9 million for the six months ended March 31, 1998 from $25.3 million for the six months ended March 31, 1997, primarily from a volume increase in license sales to existing customers for additional applications and upgraded systems and a volume increase in license sales to new customers.

    The Company's license revenue growth has been most significant in North America and the EMEA region. During the six months ended March 31, 1998, operations in North America and the EMEA region accounted for 66% and 25% of total license revenues, respectively, compared to 62% and 27%, respectively, for the six months ended March 31, 1997. Revenue growth in the Company's two smallest geographic markets, Latin America and Asia Pacific, has been less significant. During the six months ended March 31, 1998, operations in these markets accounted for a combined 9% of total license revenues compared to 11% for the six months ended March 31, 1997.

    Services revenues increased 25.6% to $23.7 million for the six months ended March 31, 1998 from $18.8 million for the six months ended March 31, 1997, principally due to the increase in the Company's installed customer base.

    Cost of License Revenues. Cost of license revenues increased 50.9% to $6.2 million for the six months ended March 31, 1998 from $4.1 million for the six months ended March 31, 1997. Cost of license revenues increased as a percentage of license revenues to 17.8% for the six months ended March 31, 1998 from 16.3% for the six months ended March 31, 1997. These increases were due to an increase in royalties paid to Solution Partners and an increase in amortization expense related to computer software costs.

    Cost of Services Revenues. Cost of services revenues increased 24.7% to $6.6 million for the six months ended March 31, 1998 from $5.3 million for the six months ended March 31, 1997, primarily as a result of the increased volume in fees paid to affiliates and Solution Partners for providing support services in the EMEA, Latin America and Asia Pacific regions. However, as a percentage of total services revenues, these costs remained relatively constant at 27.9% and 28.1% for the six months ended March 31, 1998 and 1997, respectively.

    Selling and Marketing. Selling and marketing expenses increased 42.4% to $21.1 million for the six months ended March 31, 1998 from $14.8 million for the six months ended March 31, 1997. As a percentage of total revenues, selling and marketing expenses increased to 36.1% for the six months ended March 31, 1998 from 33.6% for the six months ended March 31, 1997. These increases were due to increased commissions earned by affiliates on increased license revenues, the hiring of additional sales and marketing personnel and increased spending on marketing programs. Management currently expects to continue making incremental investments in sales and marketing personnel to support the Company's independent affiliate channel and on marketing programs to promote the MAPICS(R) product.

    Product Development. Overall product development expenses increased 42.0% to $7.1 million for the six months ended March 31, 1998 from $5.0 million for the six months ended March 31, 1997. As a percentage of total revenues, product development expenses increased to 12.0% for the six months ended March 31, 1998 from 11.3% for the six months ended March 31, 1997.

    Gross core development expenditures increased 36.7% to $8.3 million for the six months ended March 31, 1998 from $6.0 million for the six months ended March 31, 1997. This increase was due to additional spending in connection with the Java development effort to re-host the Company's software applications to the Microsoft Windows(R) NT environment, while continuing efforts to expand the MAPICS(R) XA product line. The amounts of core development expenditures capitalized during the six months ended March 31, 1998 and March 31, 1997 were $1.2 million and $1.2 million, respectively, representing 14.8% and 19.1% of gross core development expenditures during those periods. The amount of core development expenditures capitalized as a percentage of gross core development expenditures during the six months ended March 31, 1998 decreased because a lower proportion of these expenditures had reached the technological feasibility stage as compared to the six months ended March 31, 1997. Gross translation expenditures increased 79.1% to $2.4 million during the six months ended March 31, 1998 from $1.3 million during the six months ended March 31, 1997. Translation expenditures are typically project related, and the timing of these expenditures is subject to change from period to period. The amounts of translation expenditures capitalized during the six months ended March 31, 1998 and March 31, 1997 were $2.3 million and $1.2 million, respectively, representing 99.0% and 93.8%, respectively, of gross translation expenditures during those periods.

    General and Administrative. General and administrative expenses decreased 0.3% to $4.3 million during the six months ended March 31, 1998 from $4.4 million during the six months ended March 31, 1997. General and administrative expenses represented 7.4% and 9.9% of total revenues during the six months ended March 31, 1998 and 1997, respectively. The decrease in general and administrative expenses as a percentage of total revenues reflects the fixed nature of the general and administrative expenses.

    Interest Income, Net. Interest income, net, which was $167 thousand for the six months ended March 31, 1998 compared to $0 for the six months ended March 31, 1997, reflects interest earned on cash and cash equivalents net of costs to maintain the Company's revolving credit facility. Prior to the Distribution, MAPICS transferred all excess cash to Marcam Corporation.

    Income Tax Expense. Income tax expense represented 38.5% of income before income tax expense for the six months ended March 31, 1998 and 1997.

    Net Income. Net income increased 26.9% to $8.2 million, or $0.37 per share (diluted), for the six months ended March 31, 1998 from $6.5 million, or $0.34 per share (diluted), for the six months ended March 31, 1997.

    LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended March 31, 1998 and 1997, MAPICS primarily funded its operations and capital expenditures with cash generated from operating activities. As of March 31, 1998, the Company had $18.9 million in cash and cash equivalents and working capital of $25.6 million, excluding $26.0 million of deferred revenues which are included in current liabilities. As of September 30, 1997, the Company had $5.6 million in cash and cash equivalents and working capital of $12.7 million, excluding $25.1 million of deferred revenues. During the six months ended March 31, 1998, MAPICS increased cash and working capital, excluding deferred revenues, by $13.3 million and $12.9 million, respectively.

    Net cash provided by operating activities was $18.8 million for the six months ended March 31, 1998 compared with $9.8 million for the six months ended March 31, 1997, reflecting growth in earnings, an increase in accounts receivable collections and cash savings from the favorable income tax attributes inherited from Marcam Corporation in connection with the Distribution. Pursuant to a tax sharing agreement between Marcam Corporation and Marcam Solutions, MAPICS is entitled to utilize certain favorable income tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution. The Company believes that the utilization of these favorable income tax attributes will continue to result in cash savings from the reduction of income taxes payable in future periods as these favorable income tax attributes are utilized.

    Net cash used for investing activities was $5.7 million for the six months ended March 31, 1998 compared with $2.9 million for the six months ended March 31, 1997. The Company used cash for investing activities related to computer software development, computer software translation and purchases of computer equipment.

    Net cash provided by financing activities for the six months ended March 31, 1998 was $195 thousand, reflecting proceeds of $1.5 million from the exercise of common stock options, less payments of $1.3 million to purchase 128,600 shares of the Company's common stock pursuant to a stock repurchase plan authorized by the Company's Board of Directors on December 15, 1997.

    Additional borrowings of up to $15.0 million, subject to certain limitations, are available to the Company under a revolving credit facility with a bank. Availability of revolving credit loans and the rate of interest thereof vary depending upon the Company's ability to maintain certain financial ratios. As of March 31, 1998, the Company met all of those financial ratios, although no amount was outstanding under the revolving credit facility at any time during the six months ended March 31, 1998.

    As of March 31, 1998, the Company did not have any material commitments for capital expenditures.

    Management believes that cash and cash equivalents on hand at March 31, 1998, together with cash flows from operations and available borrowings under the revolving credit facility will be sufficient to meet the Company's working capital and capital expenditure needs in the foreseeable future. However, the Company may use its cash and cash equivalents in the future to acquire products or technologies that are complementary to those of the Company.

YEAR 2000 ISSUE

    Many existing computer hardware and software systems were designed to use only two digits to identify a year in date fields (e.g., "98" for "1998"). If not corrected, these systems and programs could fail or create erroneous results when working with dates beyond the year 1999. This is commonly referred to as the "Year 2000 Issue."

    In July 1997, the Company received Information Technology Association of America *2000 certification, validating that the Company's development processes meet the I/T industry's best software development practices for addressing the Year 2000 Issue, and the Company believes that its currently available product, MAPICS(R) XA, is Year 2000-enabled. However, there can be no assurance that the products it develops or those of its suppliers or others contain all necessary date code changes or that errors will not be found in new products or product enhancements after their commercial release. In addition, it has been widely reported that "business interruption" litigation may arise out of the Year 2000 Issue and, while the Company is not aware of any such claims against it and believes that such claims will be without merit, the Company is uncertain whether and to what extent it may be affected by such litigation.

    The Company's internal business operations use the MAPICS(R) XA product as well as third-party computer hardware and software systems. While management believes it has successfully addressed the Year 2000 Issue with the MAPICS(R) XA product it uses, the Company is uncertain whether all of the third-party hardware and software systems it uses internally are Year 2000-enabled. The Company continues to work with its vendors to verify that their systems are Year 2000-enabled and is currently unaware of any Year 2000 Issue with its internal systems that would have a material adverse effect on the Company's business or results of operations.

    Management believes that the Year 2000 Issue is favorably impacting current demand for Year 2000-enabled hardware and software products, including those offered by the Company. However, such demand is likely to decrease once companies have repaired or replaced their existing systems which are not Year 2000-enabled. Management is unable to quantify the effect that the demand for Year 2000-enabled products has had on its current business and results of operations and cannot predict the effect that any increase or decrease in demand will have on its future business and results of operations.

    INFLATION

    To date, the Company believes inflation has not had a material impact on the Company's operations.

PART II:  OTHER INFORMATION
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held on February 3, 1998, the following matters were brought before and voted upon by the shareholders with the number of votes as indicated below:

1. A proposal to approve a change in domicile of the Company from Massachusetts to Georgia, including approving a related agreement and plan of merger and new Georgia articles of incorporation.

         For                        Against                   Abstain           Broker Non-Votes
         ---                        -------                   -------           ----------------
         15,787,376                  10,587                    13,721                  2,665,514

2. A proposal to elect two directors to serve until the 2001 Annual Meeting of Stockholders.

                                                              Withheld
                                     For                      Authority
                                     ---                      ---------
     Roger Heinen, Jr.               18,456,140               21,058
     Edward J. Kfoury                18,458,680               18,518

3. A proposal to approve the amendment and restatement of the Company's 1991 Non-Employee Director Stock Option Plan.

         For                        Against                   Abstain           Broker Non-Votes
         ---                        -------                   -------           ----------------
         15,310,398                 626,571                   31,467            2,508,762

4. A proposal to approve the Company's 1998 Non-Employee Directors Stock Incentive Plan.

         For                        Against                   Abstain           Broker Non-Votes
         ---                        -------                   -------           ----------------
         15,818,889                 117,397                   32,150            2,508,762

5.   A proposal to approve the Company's 1998 Long-Term Incentive Plan.

         For               Against           Abstain           Broker Non-Votes
         ---               -------           -------           ----------------
         15,250,400        722,482           24,372            2,479,944

6. A proposal to approve the amendment and restatement of the Company's 1990 Employee Stock Purchase Plan.

         For               Against           Abstain           Broker Non-Votes
         ---               -------           -------           ----------------
         15,903,362        36,452            28,622            2,508,762

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT
NO.      DESCRIPTION
-------  -----------
2.1**    Agreement and Plan of Merger dated as of March 30, 1998 between MAPICS,
         Inc., a Massachusetts corporation and MAPICS, Inc., a Georgia corporation

3.5 Articles of Incorporation of the Company (incorporated by reference from Exhibit 1 to the Company's Registration Statement on Form 8-A dated March 31, 1998, No. 000-18674)

3.6 By-laws of the Company (incorporated by reference from Exhibit 2 to the Company's Registration Statement on Form 8-A dated March 31, 1998, No.
         000-18674)

4.5 Specimen Stock Certificate (incorporated by reference from Exhibit 3 to the Company's Registration Statement on Form 8-A dated March 31, 1998,
         No. 000-18674)

4.6 Amended and Restated Rights Agreement, dated as of March 30, 1998, among MAPICS, Inc., a Georgia corporation, MAPICS, Inc., a
         Massachusetts corporation, and BankBoston, N.A., which includes as Exhibit A the terms of the Series F Preferred Stock, as Exhibit B the
         Form of Rights Certificate and as Exhibit C the Form of Summary of
         Rights (incorporated by reference from Exhibit 4 to the Company's
         Registration Statement on Form 8-A dated March 31, 1998, No. 000-18674)

10.41* 1998 Non-Employee Director Stock Option Plan (incorporated by reference from Exhibit 99.1 to the Company's Registration Statement on Form S-8
         dated March 31, 1998, No. 333-48989)

10.42* 1998 Non-Employee Director Stock Incentive Plan (incorporated by reference from Exhibit 99.2 to the Company's Registration Statement on Form S-8 dated March 31, 1998, No. 333-48989)

10.43*   1998 Long-Term Incentive Plan (incorporated by reference from Exhibit
         99.3 to the Company's Registration Statement on Form S-8 dated March
         31, 1998, No. 333-48989)

10.44*   1998 Employee Stock Purchase Plan (incorporated by reference from
         Exhibit 99.4 to the Company's Registration Statement on Form S-8 dated
         March 31, 1998, No. 333-48989)

10.45**  Amendment No. 1 to 1998 Long-Term Incentive Plan dated May 5, 1998

EXHIBIT
NO.      DESCRIPTION
-------  -----------
10.46**  Change of Control Agreement between MAPICS, Inc. and Richard C. Cook dated as of March 24, 1998

10.47** Change of Control Agreement between MAPICS, Inc. and Thomas F. Aery dated as of March 31, 1998

10.48** Change of Control Agreement between MAPICS, Inc. and William J. Gilmour dated as of March 31, 1998

11**     Statement Re Computation of Per Share Earnings

27**     Financial Data Schedule (for SEC use only)

-----------------------------------------

*      Compensatory management plan
**     Filed herewith

(B)  REPORTS ON FORM 8-K

        The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated March 31, 1998 which reported pursuant to Item 5 the change in the jurisdiction of incorporation of MAPICS, Inc. on March 31, 1998 from the Commonwealth of Massachusetts to the State of Georgia.

                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 1998.

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

                                 EXHIBITS INDEX

EXHIBIT                                                                              PAGE
NO.      DESCRIPTION                                                                  NO.
-------  -----------                                                                 ----
2.1      Agreement and Plan of Merger dated as of March 30, 1998 between MAPICS,
         Inc., a Massachusetts corporation and MAPICS, Inc., a Georgia
         corporation                                                                  19

10.45    Amendment No. 1 to 1998 Long-Term Incentive Plan dated May 5, 1998           26

10.46    Change of Control Agreement between MAPICS, Inc. and Richard C. Cook         28
         dated as of March 24, 1998

10.47    Change of Control Agreement between MAPICS, Inc. and Thomas F. Aery
         dated as of March 31, 1998                                                   47

10.48    Change of Control Agreement between MAPICS, Inc. and William J. Gilmour
         dated as of March 31, 1998                                                   64

11       Statement Re Computation of Per Share Earnings                               83

27       Financial Data Schedule (for SEC use only)                                   84