Form 10-Q
period 1998-06-30
MAPICS INC
filed 1998-08-13
CIK 848551

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q

                                ---------------

  (MARK ONE)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's Common Stock outstanding at August 5, 1998 was 18,706,122.

===============================================================================

                                  MAPICS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

      ITEM                                                                                      PAGE
     NUMBER                                                                                    NUMBER
   ----------                                                                               -------------
                              PART I - FINANCIAL INFORMATION

     1.       Financial Statements:

              Consolidated Balance Sheets as of June 30, 1998 and
                  September 30, 1997..................................................            3

              Consolidated Statements of Operations for the Three Months and the
                  Nine Months Ended June 30, 1998 and 1997............................            4

              Consolidated Statements of Cash Flows for the Nine Months
                  Ended June 30, 1998 and 1997........................................            5

              Notes to Consolidated Financial Statements..............................            6

     2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................            9

     3.       Quantitative and Qualitative Disclosures About Market Risk..............           16

                                        PART II - OTHER INFORMATION

     5.       Other Events............................................................           17

     6.       Exhibits and Reports on Form 8-K........................................           17

              Signature...............................................................           18

              Exhibits Index..........................................................           19

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

                         MAPICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            JUNE 30,    SEPTEMBER 30,
                                                                              1998          1997
                                                                           ---------    ------------
                                                                          (UNAUDITED)
                                  ASSETS
    Current assets:
      Cash and cash equivalents...................................         $  24,882    $      5,562
      Accounts receivable, net of allowances of $1,907 at
         June 30, 1998 and $1,702 at September 30, 1997...........            31,090          30,364
      Prepaid expenses and other current assets...................             4,394           2,583
      Deferred income taxes, net..................................             2,432           1,341
                                                                           ---------    ------------
              Total current assets................................            62,798          39,850
      Property and equipment, net.................................             4,857           3,562
      Computer software costs, net................................            19,389          16,615
      Other intangible assets, net................................             4,422           4,809
      Deferred income taxes, net..................................             8,086          12,134
                                                                           ---------    ------------
              Total assets........................................         $  99,552    $     76,970
                                                                           =========    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
      Accounts payable............................................         $  10,503    $      6,955
      Accrued expenses and other current liabilities..............            22,662          20,174
      Deferred revenues...........................................            27,289          25,134
                                                                           ---------    ------------
              Total current liabilities...........................            60,454          52,263
                                                                           ---------    ------------

    Commitments and contingencies (Note 4)

    Shareholders' equity:
      Preferred stock, $1.00 par value; 1,000 shares authorized
          Series D convertible preferred stock, 225 shares issued
          and outstanding (liquidation preference of $16,955).....               225             225
          Series E convertible preferred stock, 100 shares issued
          and outstanding (liquidation preference of $7,536)......               100             100
      Common stock, $.01 par value; 50,000 shares authorized;
          18,795 shares issued and 18,666 shares outstanding at
          June 30, 1998;  18,499 shares issued and outstanding
          at September 30, 1997...................................               188             185
      Additional paid-in capital..................................            60,264          56,887
      Accumulated deficit.........................................           (20,398)        (32,690)
      Treasury stock-at cost, 129 shares at June 30, 1998.........            (1,281)             --
                                                                           ---------    ------------
              Total shareholders' equity..........................            39,098          24,707
                                                                           =========    ============
              Total liabilities and shareholders' equity..........         $  99,552    $     76,970
                                                                           =========    ============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                         MAPICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                                -----------------------   -----------------------
                                                                    1998        1997         1998         1997
                                                                ----------   ----------   ----------   ----------
Revenues:
  License................................................       $   19,033   $   12,177   $   53,976   $   37,505
  Services...............................................           12,983        9,820       36,642       28,657
                                                                ----------   ----------   ----------   ----------
          Total revenues.................................           32,016       21,997       90,618       66,162
                                                                ----------   ----------   ----------   ----------

Operating expenses:
  Cost of license revenues...............................            3,567        2,233        9,796        6,362
  Cost of services revenues..............................            4,057        2,877       10,666        8,178
  Selling and marketing..................................           11,985        7,439       33,103       22,273
  Product development....................................            3,793        2,535       10,849        7,504
  General and administrative.............................            2,302        2,052        6,648        6,412
                                                                ----------   ----------   ----------   ----------
          Total operating expenses.......................           25,704       17,136       71,062       50,729
                                                                ----------   ----------   ----------   ----------

Income from operations...................................            6,312        4,861       19,556       15,433

Interest income, net.....................................              254           --          421           --
                                                                ----------   ----------   ----------   ----------

Income before income tax expense ........................            6,566        4,861       19,977       15,433

Income tax expense.......................................            2,522        1,871        7,685        5,942
                                                                ----------   ----------   ----------   ----------

Net income...............................................       $    4,044   $    2,990   $   12,292   $    9,491
                                                                ==========   ==========   ==========   ==========


Net income per common share (basic) (Note 3).............       $     0.22   $     0.19   $     0.66   $     0.60
                                                                ==========   ==========   ==========   ==========

Weighted average number of common shares
     outstanding (basic) (Note 3)........................           18,590       15,831       18,527       15,805
                                                                ==========   ==========   ==========   ==========

Net income per common share (diluted) (Note 3)...........       $     0.17   $     0.16   $     0.54   $     0.49
                                                                ==========   ==========   ==========   ==========

Weighted average number of common and common
     equivalent shares outstanding (diluted) (Note 3)....           23,363       19,262       22,844       19,297
                                                                ==========   ==========   ==========   ==========



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                         MAPICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                                JUNE 30,
                                                                     -------------------------------
                                                                         1998                1997
                                                                     -----------         -----------

   Cash flows from operating activities:
     Net income................................................      $    12,292         $     9,491
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation...........................................            1,341               1,019
        Amortization...........................................            5,596               3,649
        Provision for bad debts................................              400                 949
        Deferred income taxes..................................            3,591                (490)
        Deferred compensation..................................              102                  --
        Changes in operating assets and liabilities:
          Accounts receivable..................................           (1,126)             (1,225)
          Prepaid expenses and other current assets............           (1,811)             (1,987)
          Accounts payable.....................................            3,548                 (82)
          Accrued expenses and other current liabilities.......            2,488               3,112
          Deferred revenues....................................            2,155               2,572
                                                                     -----------         -----------
             Net cash provided by operating activities.........           28,576              17,008
                                                                     -----------         -----------

   Cash flows from investing activities:
          Purchases of property and equipment..................           (2,636)               (833)
          Additions to computer software costs.................           (5,308)             (3,753)
          Purchases of computer software ......................           (2,675)                 --
                                                                     -----------         -----------
             Net cash used for investing activities............          (10,619)             (4,586)
                                                                     -----------         -----------

   Cash flows from financing activities:
          Proceeds from common stock option exercises..........            2,644                  --
          Purchases of treasury stock..........................           (1,281)                 --
          Net transfers to Marcam Corporation..................               --             (11,954)
                                                                     -----------         -----------
             Net cash provided by (used for) financing activities          1,363             (11,954)
                                                                     -----------         -----------

   Net increase in cash and cash equivalents...................           19,320                 468
   Cash and cash equivalents at beginning of period............            5,562                 378
                                                                     -----------         -----------

   Cash and cash equivalents at end of period..................      $    24,882         $       846
                                                                     ===========         ===========



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                         MAPICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      REPORTING ENTITY

         MAPICS, Inc. ("MAPICS" or the "Company"), formerly known as Marcam Corporation, is a leading and growing provider of enterprise resource planning ("ERP") software applications for manufacturing enterprises worldwide. The Company sells its products primarily through a global network of more than 80 independent affiliates. The Company also provides services to customers in the form of product support. The Company's primary geographic markets include North America; the Europe, Middle East and Africa region ("EMEA"); and the Latin America and Asia Pacific regions.

         In April 1997, the Company's Board of Directors authorized management of the Company to proceed with the separation of Marcam Corporation into two publicly traded corporations. The separation was designed to enable each company to better focus on its core markets, to better serve its existing customers and to better finance its business.

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

         On July 29, 1997, the Company spun off to its shareholders, in a tax-free distribution (the "Distribution"), all of the shares of common stock of Marcam Solutions. In connection with the Distribution, Marcam Corporation changed its name to MAPICS, Inc. and thereafter continues the operations related to the MAPICS(R) product line, which addresses the needs of discrete and batch-process manufacturers. Although the common stock of Marcam Solutions was distributed to the Company's shareholders, the Distribution was recorded for accounting purposes as a disposition by Marcam Solutions of the MAPICS business, due to the relative significance of the PRISM(R), Protean(TM) and Avantis(TM) product lines.

         During August 1997, the Company obtained a senior secured term loan and revolving credit facility to repay a portion of the borrowings from the Debt Financing and for general corporate purposes. During August 1997, the Company completed an underwritten public offering of 6.9 million shares of its common stock (the "1997 Offering") raising net proceeds of approximately $56.0 million, after deducting offering costs of approximately $6.1 million. The net proceeds of the 1997 Offering along with borrowings of $6.4 million under the term loan credit facility and working capital of $1.6 million were used to repay the $64.0 million of indebtedness from the Debt Financing.

         On March 31, 1998, the Company changed its jurisdiction of incorporation from the Commonwealth of Massachusetts to the State of Georgia where its principal offices are located.

(2)      BASIS OF PRESENTATION

         The consolidated financial statements of MAPICS for reporting periods after the Distribution, including the consolidated balance sheets as of June 30, 1998 and September 30, 1997, the consolidated statements of operations for the three months and nine months ended June 30, 1998 and the consolidated statement of cash flows for the nine months ended June 30, 1998, consist solely of the separate consolidated financial statements of MAPICS, Inc. and its wholly owned subsidiaries and do not correspond to the historical consolidated financial statements of Marcam Corporation. All significant intercompany accounts and transactions have been eliminated in the consolidation.

         The statements of operations of MAPICS for the three months and nine months ended June 30, 1997 and the statement of cash flows for the nine months ended June 30, 1997 have been prepared using Marcam Corporation's historical basis in the assets and liabilities and historical results of operations of the business related to the MAPICS product line. These financial statements are combined and generally reflect the results of operations and cash flows of MAPICS as if it were a separate entity for these periods. Certain costs and expenses presented in the financial statements for the three months and nine months ended June 30, 1997 have been allocated based on management's estimates of the cost of services provided to MAPICS by Marcam Corporation. Management believes these allocations are reasonable. However, the financial information included herein may not necessarily reflect the financial position, results of operations and cash flows of MAPICS in the future or what they would have been had MAPICS been a separate entity during the three months and nine months ended June 30, 1997.

         Except for the balance sheet as of September 30, 1997, the accompanying financial statements are unaudited; however, in the opinion of management, these financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods indicated. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). As permitted by the rules of the Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make these financial statements not misleading, these financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 as filed with the Commission.

         The Company operates on a fiscal year ending September 30th. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

(3)      SIGNIFICANT ACCOUNTING POLICIES

         (A)  REVENUE RECOGNITION

         The Company generates revenues primarily from licensing its software, which is conducted principally through a global network of independent affiliates. These affiliates provide the principal channel through which the Company's products are distributed to its customers. However, the license agreement is typically executed directly between the Company and the ultimate customer.

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

         The Company recognizes services revenues from its periodic license fees ratably over the terms of the periodic license agreements. The periodic license fee, which is typically payable annually in advance, entitles the customer to continue using the Company's software and to receive certain support services, as available.

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

         (B)  COMPUTATION AND PRESENTATION OF NET INCOME PER COMMON SHARE

         Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the Company to present "basic" and "diluted" earnings per share ("EPS") for all periods presented in the statements of operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

         Prior to the adoption of SFAS No. 128, the Company followed the provisions of Accounting Principles Board Opinion No. 15, "Earnings Per Share," under which "primary" and "fully diluted" EPS were $0.16 and $0.15, respectively, for the three months ended June 30, 1997, and $0.49 for the nine months ended June 30, 1997. SFAS No. 128 requires restatement of all prior period earnings per share data presented in the statements of operations. As restated, "basic" and "diluted" EPS were $0.19 and $0.16, respectively, for the three months ended June 30, 1997, and $0.60 and $0.49, respectively, for the nine months ended June 30, 1997. Net income per common share for the three months and nine months ended June 30, 1997, was calculated using the capital structure of Marcam Corporation including the weighted average number of common and common equivalent shares outstanding, giving effect to the Distribution on a proforma basis.

         The weighted average number of common shares outstanding used to calculate basic EPS includes the weighted average number of common shares outstanding plus the number of shares of common stock issued in the 1997 Offering, the proceeds from which were deemed to be used to pay the capital contribution of $39.0 million to Marcam Solutions, based on the offering price of $9.00 per share (4,333,000 shares for the three months and nine months ended June 30, 1997). The weighted average number of common and common equivalent shares outstanding used to calculate diluted EPS includes the weighted average number of common shares outstanding plus the number of shares of common stock issued in the 1997 Offering as described above, plus the weighted average number of common equivalent shares from the assumed exercise of dilutive stock options, warrants and convertible preferred stock. The calculations of basic and diluted EPS are presented in the following table for the periods indicated:


                                                             FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                ENDED JUNE 30,                   ENDED JUNE 30,
                                                           ------------------------        ---------------------------
                                                               1998        1997                 1998         1997
                                                           ------------------------        ---------------------------
                                                                       (In thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding.............        18,590        11,498              18,527        11,472
Proforma shares issued in the 1997 Offering............            --         4,333                  --         4,333
                                                           ----------    ----------          ----------    ----------
                                                               18,590        15,831              18,527        15,805
                                                           ==========    ==========          ==========    ==========

Net income.............................................    $    4,044    $    2,990          $   12,292    $    9,491
                                                           ==========    ==========          ==========    ==========

Basic EPS..............................................    $     0.22    $     0.19          $     0.66    $     0.60
                                                           ==========    ==========          ==========    ==========

Diluted EPS:
Weighted average common shares outstanding.............        18,590        11,498              18,527        11,472
Proforma shares issued in the 1997 Offering............            --         4,333                  --         4,333
Common share equivalents:
    Convertible preferred stock........................         3,250         3,250               3,250         3,250
    Common stock options...............................           841            83                 593           127
    Common stock warrants..............................           682            98                 474           115
                                                           ----------    ----------          ----------    ----------
                                                               23,363        19,262              22,844        19,297
                                                           ==========    ==========          ==========    ==========

Net income.............................................    $    4,044    $    2,990          $   12,292    $    9,491
                                                           ==========    ==========          ==========    ==========

Diluted EPS............................................    $     0.17    $     0.16          $     0.54    $     0.49
                                                           ==========    ==========          ==========    ==========


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Words such as "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. The Company's actual results could differ materially from those contemplated by the forward-looking statements contained herein. Factors that may cause such a difference include but are not limited to those discussed in the cautionary statements contained herein as well as those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance" contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 as filed with the Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

    OVERVIEW

    The Company is a leading and growing provider of ERP software applications for mid-sized discrete and batch-process manufacturing enterprises worldwide. The Company's products provide an integrated and function-rich ERP solution with the breadth and depth of applications needed to manage an entire manufacturing enterprise and its supply chain. The MAPICS XA product line currently consists of 49 integrated application modules in the areas of Engineering and Cost Management, Market and Demand Management, Plant Operations and Logistics Management, Production Resource Planning, Financial Management and Measurements and Cross Applications Solutions. The Company continually enhances its product offerings to meet the specific needs of mid-sized manufacturers and offers such manufacturers the opportunity to gradually migrate to new technologies, one user at a time if desired, while protecting their investments in both hardware and software. The Company sells its products primarily through a global network of more than 80 independent affiliates. The Company also provides services to customers in the form of product support. The Company's primary geographic markets include North America, EMEA and the Latin America and Asia Pacific regions.

    The Company generates revenues primarily from licensing its software, which is conducted principally through a global network of independent affiliates. These affiliates provide the principal channel through which the Company's products are distributed to its customers. However, the license agreement is typically executed directly between the Company and the ultimate customer. When it first licenses its software, the Company receives both an initial license fee and a periodic license fee. Initial license fees are recorded as license revenues and typically recognized upon delivery of the software to the ultimate customer. Periodic license fees are recorded as services revenue and recognized ratably over the term of the periodic license agreement. The periodic license fee, which is typically paid annually in advance, entitles the customer to continue using the software and to receive certain support services, as available. If a customer does not renew its periodic license, it is no longer entitled to use the Company's software. The Company believes this licensing arrangement provides a source of recurring revenues from its installed base of customers and enables customers to take advantage of new releases and enhancements of its software.

    The Company's cost structure is designed so that a significant portion of the Company's costs vary in direct relation to license revenues, particularly commissions paid to affiliates, which are included in selling and marketing expenses, and product royalties, which are included in cost of license revenues The Company's single largest expense is commissions paid to affiliates, which are based on the revenues they generate from licensing MAPICS products. The affiliates, rather than the Company, provide the Company's customers with consulting and implementation services relating to the MAPICS products. As a result, the Company does not generate revenues from providing consulting and implementation services nor does it incur the fixed costs inherent in maintaining a services business, other than those costs associated with customer support provided by MAPICS.

    In January 1998, the Company formally launched MAPICS XA Release 4 ("Release 4"), the latest version of its ERP software solution and its first major release since becoming an independent company. Release 4 adds six new applications and enhancements to 22 of the existing applications of MAPICS XA, including enriched multiple language capabilities, expanded international financial management and improved multi-facility demand and supply management. These new applications and enhancements are designed to help companies further streamline their global communications and information exchange within their own enterprises, across multinational sites and among their supply-chain partners. The Company believes that the availability of Release 4 has had a positive effect on license revenues during the nine months ended June 30, 1998.

    With MAPICS XA Release 5 ("Release 5"), scheduled for delivery in the fourth quarter of calendar 1998, the Company plans to feature euro-currency support and, in addition to other application enhancements, Release 5 will greatly expand the products' client/server capabilities through MAPICS Browser, an interactive inquiry tool which provides users dynamic access to their business information. In addition, during the fourth quarter of fiscal 1998, the Company plans to introduce eWorkPlace ("eWP"), a Java-based graphical user interface for the Company's applications. eWP will provide customers a means to utilize MAPICS XA throughout their enterprise via the Internet.

    The Company is continuing its Java-based development activities to re-host certain of its applications to run on the Microsoft Windows(R) NT platform as well as the AS/400 platform. In connection with this development effort, in May 1998, MAPICS and International Business Systems ("IBS") in Sweden announced the intent to cooperatively develop integrated, component-based business software using IBM SanFrancisco(TM) in order to deliver a broader suite of applications sooner and more cost effectively for MAPICS customers. Also, in May 1998, the Company executed a license agreement with International Business Machines Corporation ("IBM") to use and redistribute IBM SanFrancisco(TM).

    In June 1998, MAPICS executed an agreement with Symix Systems, Inc. ("Symix") to produce and market an Advanced Planning and Scheduling ("APS") solution. As part of the agreement, MAPICS acquired certain ongoing rights to use and redistribute the APS software solution and enhancements made thereto during the term of the agreement. MAPICS and Symix will both contribute product development resources and personnel to advance the APS product and will market and distribute the resulting APS solution as separate products in each company's ERP application suite.

    The Company anticipates continued investments in sales and marketing programs designed to support the Company's independent affiliate channel and to promote the MAPICS product and the Company. For example, the Company has developed sales programs which assist its affiliates in hiring persons whose focus is selling to new MAPICS accounts. As a result of these and other planned efforts to grow sales of its products, the Company anticipates that sales and marketing expenditures will continue to increase.

    The Company anticipates that core development expenditures will continue to increase as a result of the Company's plans to enhance its existing offerings to take advantage of new technologies, offer new applications and business function, and continue its Java-based development activities to re-host certain of its applications to run on the Microsoft Windows(R) NT platform as well as the AS/400 platform.

    RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations.

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------    ------------------
                                               1998        1997      1998        1997
                                              ------      ------    ------      ------
       Revenues:
         License ......................        59.4%       55.4%     59.6%       56.7%
         Services .....................        40.6        44.6      40.4        43.3
                                              -----       -----     -----       -----
              Total revenues ..........       100.0       100.0     100.0       100.0
                                              -----       -----     -----       -----
       Operating expenses:
         Cost of license revenues .....        11.1        10.2      10.8         9.6
         Cost of services revenues ....        12.7        13.1      11.8        12.4
         Selling and marketing ........        37.4        33.8      36.5        33.7
         Product development ..........        11.9        11.5      12.0        11.3
         General and administrative ...         7.2         9.3       7.3         9.7
                                              -----       -----     -----       -----
              Total operating expenses         80.3        77.9      78.4        76.7
                                              -----       -----     -----       -----

       Income from operations .........        19.7        22.1      21.6        23.3

       Interest income, net ...........         0.8          --       0.5          --
                                              -----       -----     -----       -----

       Income before income tax expense        20.5        22.1      22.1        23.3

       Income tax expense .............         7.9         8.5       8.5         9.0
                                              -----       -----     -----       -----

       Net income .....................        12.6%       13.6%     13.6%       14.3%
                                              =====       =====     =====       =====

    THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30,
    1997

    Revenues. Total revenues increased 45.5% to $32.0 million for the three months ended June 30, 1998 from $22.0 million for the three months ended June 30, 1997.

    License revenues increased 56.3% to $19.0 million for the three months ended June 30, 1998 from $12.2 million for the three months ended June 30, 1997, due to a volume increase in license sales to new customers and a volume increase in license sales to existing customers for additional applications and upgraded systems. The Company achieved similar license revenue growth in each of its primary geographic markets during the three months ended June 30, 1998. Operations in North America, the EMEA region and the combined Latin America/Asia Pacific region accounted for 68%, 23% and 9% of total license revenues, respectively, during the three months ended June 30, 1998, compared to 69%, 22% and 9% respectively, for the three months ended June 30, 1997.

    Management believes that future license revenue growth will be most significant in North America and the EMEA region, and that license revenue growth in the Company's two smallest geographic markets, Latin America and Asia Pacific, will be less predictable.

    Services revenues increased 32.2% to $13.0 million for the three months ended June 30, 1998 from $9.8 million for the three months ended June 30, 1997, primarily due to the increase in the number of customers paying periodic license fees.

    Cost of License Revenues. Cost of license revenues increased 59.7% to $3.6 million for the three months ended June 30, 1998 from $2.2 million for the three months ended June 30, 1997, primarily as a result of an increase in product royalty expense due to the increased volume in license revenues and an increase in amortization expense related to computer software costs. Cost of license revenues increased as a percentage of license revenues to 18.7% for the three months ended June 30, 1998 from 18.3% for the three months ended June 30, 1997, primarily as a result of proportionally higher total product royalty expenses paid to third party software suppliers ("Solution Partners") due to the mix of products sold during the three months ended June 30, 1998.

    Cost of Services Revenues. Cost of services revenues increased 41.0% to $4.1 million for the three months ended June 30, 1998 from $2.9 million for the three months ended June 30, 1997. Cost of services revenues increased as a percentage of services revenues to 31.2% for the three months ended June 30, 1998 from 29.3% for the three months ended June 30, 1997. These increases resulted from the additional distribution and support costs associated with the significant increase in new customers and the increased volume in fees paid to affiliates and Solution Partners for providing support services in the EMEA, Latin America and Asia Pacific regions.

    Selling and Marketing. Selling and marketing expenses increased 61.1% to $12.0 million for the three months ended June 30, 1998 from $7.4 million for the three months ended June 30, 1997. As a percentage of total revenues, selling and marketing expenses increased to 37.4% for the three months ended June 30, 1998 from 33.8% for the three months ended June 30, 1997. These increases were due to increased commissions earned by affiliates on increased license revenues, the hiring of additional sales and marketing personnel and increased spending on selling and marketing programs.

    Product Development. Overall product development expenses increased 49.6% to $3.8 million for the three months ended June 30, 1998 from $2.5 million for the three months ended June 30, 1997. As a percentage of total revenues, product development expenses increased to 11.9% for the three months ended June 30, 1998 from 11.5% for the three months ended June 30, 1997.

    Gross core development expenditures increased 54.1% to $4.7 million for the three months ended June 30, 1998 from $3.1 million for the three months ended June 30, 1997. This increase was due to incremental spending on product development resources and personnel to support the ongoing Java development effort to re-host certain of the Company's software applications to the Microsoft Windows(R) NT environment, while continuing efforts to expand the MAPICS XA product line. The amounts of core development expenditures capitalized during the three months ended June 30, 1998 and June 30, 1997 were $912,000 and $550,000, respectively, representing 19.4% and 18.0% of gross core development expenditures during those periods. The amount of core development expenditures capitalized as a percentage of gross core development expenditures during the three months ended June 30, 1998 increased because a higher proportion of these expenditures had reached the technological feasibility stage as compared to those for the three months ended June 30, 1997. Gross computer software translation expenditures decreased 0.7% to $847,000 during the three months ended June 30, 1998 from $853,000 during the three months ended June 30, 1997. Translation expenditures are typically project related, and the timing of these expenditures is subject to change from period to period. The amounts of translation expenditures capitalized during the three months ended June 30, 1998 and June 30, 1997 were $843,000 and $818,000, respectively, representing 99.5% and 95.9%, respectively, of gross translation expenditures during those periods.

    In addition to the amounts spent on core product development and computer software translation, the Company spent approximately $2.7 million during June 1998 to acquire certain rights to computer software. The amounts spent to acquire computer software were capitalized and are included in computer software costs at June 30, 1998. No amortization for these purchased computer software costs will be recorded until the purchased software is integrated with the Company's products and made available for general release to customers.

    General and Administrative. General and administrative expenses increased 12.2% to $2.3 million during the three months ended June 30, 1998 from $2.1 million during the three months ended June 30, 1997. These expenses represented 7.2% and 9.3% of total revenues during the three months ended June 30, 1998 and 1997, respectively. The decrease in general and administrative expenses as a percentage of total revenues reflects the generally fixed nature of the general and administrative expenses.

    Interest Income, Net. Interest income, net, which was $254,000 for the three months ended June 30, 1998 compared to $0 for the three months ended June 30, 1997, reflects interest earned on cash and cash equivalents net of costs to maintain the Company's revolving credit facility. Prior to the Distribution, MAPICS routinely transferred its surplus cash to Marcam Corporation.

    Income Tax Expense. Income tax expense represented 38.4% and 38.5% of income before income tax expense for the three months ended June 30, 1998 and 1997, respectively.

    Net Income. Net income increased 35.3% to $4.0 million, or $0.17 per share (diluted), for the three months ended June 30, 1998 from $3.0 million, or $0.16 per share (diluted), for the three months ended June 30, 1997.

    NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

    Revenues. Total revenues increased 37.0% to $90.6 million for the nine months ended June 30, 1998 from $66.2 million for the nine months ended June 30, 1997.

    License revenues increased 43.9% to $54.0 million for the nine months ended June 30, 1998 from $37.5 million for the nine months ended June 30, 1997, due to a volume increase in license sales to existing customers for additional applications and upgraded systems and a volume increase in license sales to new customers. The Company achieved similar license revenue growth in each of its primary geographic markets during the nine months ended June 30, 1998. Operations in North America, the EMEA region and the combined Latin America/Asia Pacific region accounted for 67%, 24% and 9% of total license revenues, respectively, during the nine months ended June 30, 1998, compared to 65%, 25% and 10% respectively, for the nine months ended June 30, 1997.

    Management believes that future license revenue growth will be most significant in North America and the EMEA region, and that license revenue growth in the Company's two smallest geographic markets, Latin America and Asia Pacific, will be less predictable.

    Services revenues increased 27.9% to $36.6 million for the nine months ended June 30, 1998 from $28.7 million for the nine months ended June 30, 1997, principally due to the increase in the number of customers paying periodic license fees.

    Cost of License Revenues. Cost of license revenues increased 54.0% to $9.8 million for the nine months ended June 30, 1998 from $6.4 million for the nine months ended June 30, 1997, primarily as a result of an increase in product royalty expense due to the increased volume in license revenues and an increase in amortization expense related to computer software costs. Cost of license revenues increased as a percentage of license revenues to 18.1% for the nine months ended June 30, 1998 from 17.0% for the nine months ended June 30, 1997, primarily as a result of proportionally higher total royalty expenses paid to Solution Partners due to the mix of products sold during the nine months ended June 30, 1998.

    Cost of Services Revenues. Cost of services revenues increased 30.4% to $10.7 million for the nine months ended June 30, 1998 from $8.2 million for the nine months ended June 30, 1997. Cost of services revenues increased as a percentage of total services revenues to 29.1% for the nine months ended June 30, 1998 from 28.5% for the nine months ended June 30, 1997. These increases resulted from the additional distribution and support costs associated with the significant increase in new customers and the increased volume in fees paid to affiliates and Solution Partners for providing support services in the EMEA, Latin America and Asia Pacific regions.

    Selling and Marketing. Selling and marketing expenses increased 48.6% to $33.1 million for the nine months ended June 30, 1998 from $22.3 million for the nine months ended June 30, 1997. As a percentage of total revenues, selling and marketing expenses increased to 36.5% for the nine months ended June 30, 1998 from 33.7% for the nine months ended June 30, 1997. These increases were due to increased commissions earned by affiliates on increased license revenues, the hiring of additional sales and marketing personnel and increased spending on selling and marketing programs.

    Product Development. Overall product development expenses increased 44.6% to $10.8 million for the nine months ended June 30, 1998 from $7.5 million for the nine months ended June 30, 1997. As a percentage of total revenues, product development expenses increased to 12.0% for the nine months ended June 30, 1998 from 11.3% for the nine months ended June 30, 1997.

    Gross core development expenditures increased 42.5% to $13.0 million for the nine months ended June 30, 1998 from $9.1 million for the nine months ended June 30, 1997. This increase was due to incremental spending on product development resources and personnel to support the ongoing Java development effort to re-host certain of the Company's software applications to the Microsoft Windows(R) NT environment, while continuing efforts to expand the MAPICS XA product line. The amounts of core development expenditures capitalized during the nine months ended June 30, 1998 and June 30, 1997 were $2.1 million and $1.7 million, respectively, representing 16.5% and 18.7% of gross core development expenditures during those periods. The amount of core development expenditures capitalized as a percentage of gross core development expenditures during the nine months ended June 30, 1998 decreased because a lower proportion of these expenditures had reached the technological feasibility stage as compared to those for the nine months ended June 30, 1997. Gross computer software translation expenditures increased 47.6% to $3.2 million during the nine months ended June 30, 1998 from $2.2 million during the nine months ended June 30, 1997. Translation expenditures are typically project related, and the timing of these expenditures is subject to change from period to period. The amounts of translation expenditures capitalized during the nine months ended June 30, 1998 and June 30, 1997 were $3.2 million and $2.1 million, respectively, representing 99.1% and 94.6%, respectively, of gross translation expenditures during those periods.

    In addition to the amounts spent on core product development and computer software translation, the Company spent approximately $2.7 million during June 1998 to acquire certain rights to computer software. The amounts spent to acquire computer software were capitalized and are included in computer software costs at June 30, 1998. No amortization for these purchased computer software costs will be recorded until the purchased software is integrated with the Company's products and made available for general release to customers.

    General and Administrative. General and administrative expenses increased 3.7% to $6.6 million during the nine months ended June 30, 1998 from $6.4 million during the nine months ended June 30, 1997. These expenses represented 7.3% and 9.7% of total revenues during the nine months ended June 30, 1998 and 1997, respectively. The decrease in general and administrative expenses as a percentage of total revenues reflects the generally fixed nature of the general and administrative expenses.

    Interest Income, Net. Interest income, net, which was $421,000 for the nine months ended June 30, 1998 compared to $0 for the nine months ended June 30, 1997, reflects interest earned on cash and cash equivalents net of costs to maintain the Company's revolving credit facility. Prior to the Distribution, MAPICS routinely transferred its surplus cash to Marcam Corporation.

    Income Tax Expense. Income tax expense represented 38.5% of income before income tax expense for the nine months ended June 30, 1998 and 1997.

    Net Income. Net income increased 29.5% to $12.3 million, or $0.54 per share (diluted), for the nine months ended June 30, 1998 from $9.5 million, or $0.49 per share (diluted), for the nine months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations and capital expenditures primarily with cash generated from operating activities. Prior to the Distribution, any cash surplus was routinely transferred to Marcam Corporation. As of June 30, 1998, the Company had $24.9 million in cash and cash equivalents and working capital of $29.6 million, excluding $27.3 million of deferred revenues which are included in current liabilities. As of September 30, 1997, the Company had $5.6 million in cash and cash equivalents and working capital of $12.7 million, excluding $25.1 million of deferred revenues. During the nine months ended June 30, 1998, MAPICS increased cash and cash equivalents and working capital, excluding deferred revenues, by $19.3 million and $16.9 million, respectively.

    Net cash provided by operating activities was $28.6 million for the nine months ended June 30, 1998 compared with $17.0 million for the nine months ended June 30, 1997, reflecting growth in earnings and cash savings from the favorable income tax attributes inherited from Marcam Corporation in connection with the Distribution. Pursuant to a tax sharing agreement between Marcam Corporation and Marcam Solutions, the Company became entitled to utilize certain favorable income tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution. The Company believes that these favorable income tax attributes will result in cash savings from the reduction of income taxes payable in future periods as these favorable income tax attributes are utilized. The utilization of the inherited net operating loss carryforwards and tax credits from periods ended on or before September 30, 1996 are limited on an annual basis due to a change in ownership of Marcam Corporation during fiscal 1996. The Company does not believe that this limitation will have a significant impact on its ability to utilize the net operating loss carryforwards or tax credits prior to their expiration.

    Net cash used for investing activities was $10.6 million for the nine months ended June 30, 1998 compared with $4.6 million for the nine months ended June 30, 1997. The Company used cash for investing activities related to computer software development, computer software translation, and purchases of computer equipment. During June 1998, the Company spent approximately $2.7 million to acquire certain rights to computer software. The amounts spent to acquire computer software were capitalized and are included in computer software costs at June 30, 1998. No amortization for these purchased computer software costs will be recorded until the purchased software is integrated with the Company's products and made available for general release to customers.

    Net cash provided by financing activities for the nine months ended June 30, 1998 was $1.4 million, reflecting proceeds of $2.6 million from the exercise of common stock options, less payments of $1.3 million to purchase 128,600 shares of the Company's common stock pursuant to a stock repurchase plan authorized by the Company's Board of Directors on December 15, 1997.

    Additional borrowings of up to $15.0 million, subject to certain limitations, are available to the Company under a revolving credit facility with a bank. Availability of revolving credit loans and the rate of interest thereon vary depending upon the Company's ability to maintain certain financial ratios. As of June 30, 1998, the Company met all of those financial ratios, although no amount was outstanding under the revolving credit facility at any time during the nine months ended June 30, 1998.

    As of June 30, 1998, the Company did not have any material commitments for capital expenditures.

    Management believes that cash and cash equivalents on hand at June 30, 1998, together with cash flows from operations and available borrowings under the revolving credit facility, will be sufficient to maintain the current level of operations for at least the next 12 months.

YEAR 2000 ISSUE

     Many existing computer hardware and software systems were designed to use only two digits to identify a year in date fields (e.g., "98" for "1998"). If not corrected, these systems and programs could fail or create erroneous results when working with dates beyond the year 1999. This is commonly referred to as the "Year 2000 Issue."

     In July 1997, the Company received Information Technology Association of America *2000 certification, validating that the Company's development processes meet the information technology industry's best software development practices for addressing the Year 2000 Issue. Early versions of the Company's product which are no longer supported by the Company are not Year 2000-enabled. The Company believes that its currently available product, MAPICS XA, is Year 2000-enabled and that no significant additional Year 2000 expenditures will be required with regard to MAPICS XA. However, there can be no assurance that the products the Company develops or those of its suppliers or others contain all necessary date code changes or that errors will not be found in new products or product enhancements after their commercial release, and the costs to resolve any such Year 2000 Issues could be significant, depending on the nature and magnitude of the problem. In addition, it has been widely reported that "business interruption" litigation may arise out of the Year 2000 Issue, and while the Company is not aware of any such claims against it and believes that any such claims will be without merit, the Company is uncertain whether and to what extent it may be affected by such litigation.

    The Company's internal business operations use the MAPICS XA product as well as third party computer hardware and software systems. While management believes it has successfully addressed the Year 2000 Issue with the MAPICS XA product it uses, the Company is uncertain whether all of the third party hardware and software systems it uses internally are Year 2000-enabled. The Company continues to work with its vendors and affiliates to verify that their systems are Year 2000-enabled and is currently unaware of any Year 2000 Issue with its internal systems that would have a material adverse effect on the Company's business, financial condition or results of operations. However, if any of such third party systems are not timely enabled or if system conversions are incompatible with the Company's internal systems, the Year 2000 Issue could have a material adverse effect on the Company's business, financial condition or results of operations.

    Management believes that the Year 2000 Issue is favorably impacting current demand for Year 2000-enabled hardware and software products, including those offered by the Company. However, such demand is likely to decrease once companies have repaired or replaced their existing systems which are not Year 2000-enabled. Management is unable to quantify the effect that the demand for Year 2000-enabled products has had on its current business, financial condition or results of operations and cannot predict the effect that any increase or decrease in demand will have on its future business, financial condition or results of operations.

    Management has applied a substantial amount of judgement in arriving at the above assessment of its potential exposure to the Year 2000 Issue. Consequently, there can be no assurance that the above assessment of the Company's Year 2000 readiness and the magnitude of any remaining costs to resolve any Year 2000 issues will prove to be accurate, and actual results could differ materially from such assessment.

EURO CONVERSION ISSUE

    On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the euro and to adopt the euro as their common legal currency (the "Euro Conversion"). The Company has established a taskforce to make an internal analysis of the effects of the Euro Conversion on the Company, but the Company is currently unsure of the potential impact that the Euro Conversion will have on its business, financial condition or results of operations, particularly as the Euro Conversion relates to the Company's European operations.

    INFLATION

    To date, the Company believes inflation has not had a material impact on the Company's operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

PART II:  OTHER INFORMATION

ITEM 5:  OTHER EVENTS

    The proxy to be solicited by management of the Company in connection with the 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company after November 11, 1998.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS


     EXHIBIT
     NO.          DESCRIPTION
     ---          -----------

     10-1 Amended and Restated Revolving Credit and Term Loan Agreement dated as of August 4, 1997 among MAPICS, Inc., BankBoston,
                  N.A. and the other lending institutions set forth on Schedule
                  I thereto, and BankBoston, N.A. as agent

     27-1         Financial Data Schedule for the nine months ended June 30,
                  1998 (for SEC use only)

     27-2         Restated Financial Data Schedule for the nine months ended
                  June 30, 1997 (for SEC use only)


(B)  REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated May 19, 1998, which reported pursuant to Item 9 the issuance of common stock of MAPICS, Inc. in reliance on Regulation S under the Securities Act of 1933, as amended.

                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1998.

                                       MAPICS, Inc.


                                       By:  /s/ WILLIAM J. GILMOUR
                                          -------------------------------------
                                                William J. Gilmour
                                              Vice President of Finance and
                                          Chief Financial and Accounting Officer

                                 EXHIBITS INDEX

EXHIBIT
NO.          DESCRIPTION
---          -----------

10-1         Amended and Restated Revolving Credit and Term Loan Agreement dated as of August 4,
             1997 among MAPICS, Inc., BankBoston, N.A. and the other lending institutions set forth on Schedule I thereto and BankBoston, N.A. as agent

27-1         Financial Data Schedule for the nine months ended June 30, 1998 (for SEC use only)

27-2         Restated Financial Data Schedule for the nine months ended June 30, 1997 (for SEC use only)