Form 10-K405
period 1998-09-30
MAPICS INC
filed 1998-12-18
CIK 848551

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (NO FEE REQUIRED)

  FOR THE TRANSITION PERIOD FROM____________ TO ____________

                       COMMISSION FILE NUMBER: 000-18674

                                  MAPICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                GEORGIA                                04-2711580
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
             INCORPORATION)

                             5775-D GLENRIDGE DRIVE
                          ATLANTA, GEORGIA 30328-5380
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (404) 705-3000
                        (REGISTRANT'S TELEPHONE NUMBER)

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Common Stock held by non-affiliates of the registrant was $329,163,000 at December 14, 1998, based on the closing sale price of $17.50 per share for the Common Stock on such date on the Nasdaq National Market.

  The number of shares of the registrant's Common Stock outstanding at December 14, 1998 was 20,345,142.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Specifically identified portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on February 10, 1999 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  MAPICS, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

  ITEM                                                                    PAGE
 NUMBER                                                                  NUMBER
 ------                                                                  ------

                                     PART I

  1.    Business......................................................      1
  2.    Properties....................................................     12
  3.    Legal Proceedings.............................................     12
  4.    Submission of Matters to a Vote of Security Holders...........     12
   4(A) Executive Officers of the Registrant..........................     12

                                    PART II

  5.    Market for the Registrant's Common Equity and Related
        Stockholder Matters...........................................     13
  6.    Selected Financial Data.......................................     14
  7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................     16
   7(A) Quantitative and Qualitative Disclosures about Market Risk....     41
  8.    Financial Statements and Supplementary Data...................     42
  9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.....................................     73

                                    PART III

 10.    Directors and Executive Officers of the Registrant............     73
 11.    Executive Compensation........................................     73
 12.    Security Ownership of Certain Beneficial Owners and
        Management....................................................     73
 13.    Certain Relationships and Related Transaction.................     73

                                    PART IV

 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-
        K.............................................................     74
        Signatures....................................................     80

                                    PART I

ITEM 1. BUSINESS.

        SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

  This report as well as the Company's 1998 Annual Report include forward-looking statements, including in particular the statements about the Company's plans, objectives, expectations and prospects under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this document. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions identify forward-looking statements. Although the Company believes that the plans, objectives, expectations and prospects reflected in or suggested by such forward-looking statements are reasonable, such statements involve uncertainties and risks, and the Company can give no assurance that such, plans, objectives, expectations and prospects will be achieved. Important factors that could cause actual results to differ materially from the results anticipated by the forward-looking statements are set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" and elsewhere in this document. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

GENERAL

  MAPICS, Inc. ("MAPICS" or the "Company") is a business software company whose primary customers are discrete and batch process manufacturers. The Company delivers Enterprise Resource Planning ("ERP") software that allows its customers to automate the manufacturing process and coordinate multiple functions and departments within their organizations, as well as extend their interactions with their supply chain partners. The MAPICS XA product line currently consists of 49 applications in the areas of Engineering Management, Demand Management, Operations Management, Resource Planning, Financial Management and Business Management. The design of the Company's applications allows its customers to rapidly implement all or a portion of the Company's solution with minimal disruption to their business. Furthermore, MAPICS solutions enable customers to leverage existing information technology investments and adopt new technologies gradually, which lowers costs and increases their return on investment.

  The Company has a base of approximately 3,400 customer sites, of which approximately 2,400 have selected MAPICS XA, the Company's current product line, with the balance using the older MAPICS/DB product. The Company principally markets to mid-sized ($20 million to $500 million in annual revenues) manufacturers and divisions, sites and subsidiaries of large companies, such as AP Technoglass, Bristol-Myers Squibb Company, Goodyear Tire & Rubber Co., Honda Motor Co., Ltd., Michelin Corp., SANYO Energy, Sub-Zero Freezer Co., Inc., Trans-matic Manufacturing, Inc., Volvo Construction Equipment N.V., Weber Aircraft and York International. The primary channel for selling and implementing the MAPICS products is a network of more than 80 independent local companies ("Affiliates") that sell to customers located in more than 70 countries around the world. In addition to providing customers with high quality and cost-effective local implementation, consulting and other professional services, the Affiliate channel provides the Company with an attractive variable cost structure for sales and marketing.

  With its integrated product line and cost-effective implementation and support capabilities, the Company intends to further penetrate the ERP market by: (i) continuing to expand its middle market presence, (ii) increasing the capacity and strength of the Affiliates, (iii) broadening product functionality to meet emerging customer needs, (iv) incorporating new technologies to expand market opportunity, (v) pursuing strategic development alliances and (vi) maintaining high customer satisfaction.

  The Company was incorporated in Massachusetts in 1980 under the name Marcam Corporation. On July 29, 1997, the Company distributed to its shareholders, in a tax-free distribution (the "Distribution"), all of the capital stock of its subsidiary Marcam Solutions, Inc. and changed its name from Marcam Corporation to MAPICS, Inc. As a result of the Distribution, Marcam Solutions, Inc. owns and operates certain software product lines that had been owned and operated by Marcam Corporation prior to the Distribution, and the Company continues to own and operate the MAPICS product line. At the time of the Distribution, the Company relocated its headquarters from Boston to Atlanta, and in 1998 the Company reincorporated in Georgia. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 1 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

INDUSTRY BACKGROUND

  Approximately half of the manufacturing market consists of discrete and batch-process manufacturers. Discrete manufacturers produce products by assembling or machining component parts or sub-assemblies into finished products. Batch-process manufacturers typically produce a specific quantity of products on an order or "batch" basis in which a batch moves through a series of operations in discontinuous mode. These manufacturers face increasingly intense global competition, more demanding worldwide customer relationships and rapidly changing business requirements. To remain competitive in this environment, manufacturers are increasingly adopting methods such as rate-based manufacturing and just-in-time inventory replenishment. In addition, manufacturers are required to manage broadening product lines, provide multi-national distribution, reduce product development and manufacturing cycles, maintain lower inventory levels and adopt more flexible manufacturing strategies. These requirements often involve global sourcing and assembly from a supply chain consisting of internal and outsourced suppliers. Managing that supply chain requires streamlined organizations, efficient business processes, effective information flow and communication and an integration of the supply chain from raw material suppliers to the ultimate customers.

  In an effort to strengthen their global competitive position, organizations increasingly rely on ERP systems to manage and coordinate requirements and resources across the entire manufacturing enterprise and its supply chain. These systems typically provide applications to support engineering data management, sales management, material procurement, inventory management, manufacturing control, distribution, transportation, finance and other functions. Information system technologies, such as the Internet, intranets, extranets and client/server computing, can provide efficient and effective information flow and networking for manufacturers using ERP systems. Advanced programming architectures utilizing object-oriented technology enable software providers to more rapidly deploy system functionality and decrease development cycles to respond to changing market demands. The emergence of these new technologies, as well as the need to address the Year 2000 problem and issues associated with the conversion by 11 of the 15 member countries of the European Union to the euro as their common currency beginning in January 1999 (the "Euro Conversion"), are creating increased demand for a new generation of ERP solutions with expanded functionality.

  In order to compete effectively in their markets, mid-sized manufacturers also require ERP solutions that provide a high return on investment. These systems must be able to be implemented rapidly with minimal disruption to the business and maintained with a limited information technology staff. At the same time, ERP systems must provide sufficient depth of functionality and flexibility to enable manufacturers to respond to constantly changing customer needs. The systems must also be scalable to accommodate expansion of the manufacturer's business. Mid-sized manufacturers prefer fully integrated ERP solutions covering all aspects of their business as opposed to specialized multi-vendor solutions that are more costly and difficult to integrate and maintain.

  According to Advanced Manufacturing Research ("AMR"), the total worldwide market for ERP systems is expected to increase from $15 billion in 1998 to $52 billion in 2002, representing a compound annual growth rate of 37%. Additionally, industry sources estimate that the mid-sized manufacturing segment constitutes over 50% of the total ERP market and is its fastest growing segment.

THE MAPICS SOLUTION

With 20 years of manufacturing and technology expertise, the Company is a leading provider of full-function client/server-based ERP systems that enable manufacturers to respond to the demands of a rapidly growing, highly competitive, global marketplace. In particular, the Company has been successful at addressing the technology and business requirements of mid-sized manufacturers by providing comprehensive product functionality and high quality customer service on a cost-effective basis. The MAPICS XA product line currently operates on International Business Machines Corporation's ("IBM") AS/400 server platform, which the Company believes is the leading server platform in the mid-sized manufacturing market due to its reliability and low total cost of ownership. The MAPICS solution provides value to the Company's customers through the following benefits:

  Comprehensive Functionality with Flexible Architecture. The Company has developed a comprehensive solution focused on meeting the needs of mid-sized manufacturers. The MAPICS XA product line currently consists of 49 integrated applications that are designed to manage the most complex manufacturing enterprises. Its flexible architecture allows customers to purchase and implement only those applications that are required. Moreover, the MAPICS XA product line is scalable to accommodate the diverse requirements of its broad customer base. Current customers have implementations supporting up to 1,500 networked users. The Company leverages its strong manufacturing and technology expertise to continually develop functionality that meets the emerging needs of its customers. Since the introduction of MAPICS XA in 1994, the Company has more than doubled the number of its MAPICS XA applications and significantly enhanced the functionality of existing applications.

  Dedicated and Experienced Value-Added Affiliate Channel. The primary channel for selling and implementing the MAPICS products is a network of more than 80 independent local Affiliates selling to customers located in more than 70 countries around the world. Affiliates typically have extensive knowledge of the manufacturing industry in their geographic regions and develop long-standing relationships with MAPICS' customers. Each Affiliate has the right to market the MAPICS products within a specific geographic territory and, in return, Affiliates are not typically permitted to represent competitive ERP systems. This arrangement has led Affiliates to invest significant resources to develop their knowledge of the MAPICS products. Affiliates offer experienced local professionals to implement and configure the MAPICS products rapidly and in a cost-effective manner, as well as local services that enable the Company's customers to maintain a limited information technology staff, which is often a requirement of the mid-sized manufacturer.

  Rapid Implementation and High Return on Investment. The comprehensive functionality and flexibility of MAPICS products minimize the need for modification, thereby allowing rapid product implementation. In addition, the Affiliates have refined implementation methodologies through in-depth manufacturing, product and customer knowledge, which many have developed over more than ten years of experience in implementing MAPICS solutions. Moreover, the Company has introduced a standard implementation methodology to further assist Affiliates in complex or multi-national implementations. MAPICS implementations generally take from three to twelve months, depending upon the number and type of applications purchased and the complexity of the manufacturing enterprise. The high reliability and ease of user customization of the MAPICS products, coupled with the Company's extensive quality assurance and strong customer support, minimize the customer's need to maintain a large information technology staff. Subsequent releases of the software are designed to preserve existing investments in technology and user education, with minimal disruption to the customer's business. The Company believes that all these factors lead to the low total cost of ownership and high return on investment that mid-sized manufacturers require.

  High Quality Worldwide Customer Support. The Company is dedicated to providing high quality customer support for its products around the world through a combination of its employee support staff and the Affiliate channel. The Company was among the first in the ERP software industry to receive ISO 9001 certification for its primary development and support quality system, and remains among the few to have achieved this status. In a 1995 customer satisfaction survey performed by AMR, the Company received the highest overall score (nearly one-third higher than the next competitor) based on 15 different factors, including functionality, value, implementation results, quality of support, service and maintenance, as well as knowledge of its sales force. Indicative of the Company's continuing focus on customer satisfaction, the Company engaged Gartner Group, Inc. in 1998 to perform another survey of its customers, which again reflected high levels of customer satisfaction.

THE MAPICS STRATEGY

  The Company's primary objective is to further increase its share of the ERP market by attracting new customers in existing and new market segments and increasing sales to its growing installed base of customers. Key elements of the Company's strategy are:

  Continue to Expand Middle Market Presence. The middle market is considered to be one of the fastest growing segments in the ERP market. The Company intends to further leverage its manufacturing and technology expertise and the strengths of its Affiliates to expand its presence in that market. The Company will continue to invest in new product functionality and technology to improve the global competitiveness of its middle market customers. The Company also intends to continue to leverage its large, installed customer base to generate additional revenues by using positive references from existing customers to assist in sales to new customers. Such references are often critical to the buying decisions of middle market manufacturers. This installed base also provides the Company with an opportunity to generate significant revenues by selling additional applications and upgrades to existing customers. For example, on average, MAPICS XA customers have purchased only 14 of the 49 currently available MAPICS XA applications.

  Increase the Capacity and Strength of the Affiliate Channel. The Company intends to further enhance the Affiliate channel by assisting Affiliates with recruiting efforts and providing Affiliates with on-line training facilities, remote learning facilities and improved implementation methodologies to further streamline the implementation process. These enhancements are intended to increase the ability of the Affiliates to compete for new accounts as well as serve the large installed customer base. In addition, the Company will seek to increase worldwide channel capacity through cost sharing programs with, and strategic capital investments in, Affiliates that are attempting to enter new or under-penetrated territories, or expand their operations more rapidly than their financial resources allow. The Company expects cost sharing programs to include marketing assistance, telemarketing, education and joint recruiting. The Company is also in the process of expanding its overlay sales force that cooperatively assists Affiliates selling to multiple sites across territories. The number of these multi-site opportunities has been increasing due to the scalability of the MAPICS products, e-business via the Internet and expanded MAPICS multi-plant support.

  Broaden Product Functionality to Meet Emerging Customer Needs. The Company intends to continue to offer new functionality to attract additional customers and allow existing customers to more easily adapt to changes in their manufacturing enterprises and supply chains. The Company intends to focus its product enhancements and extensions on e-business, advanced planning and scheduling systems, warehouse and transportation planning and customer interactive selling. Currently, MAPICS applications are available in 19 languages, including English, Chinese, French, German, Japanese, Portuguese and Spanish, and the Company intends to further localize and expand the functionality of its products to target additional geographic markets. For example, in October 1998, the Company released support for the euro currency and solutions to address the Euro Conversion. In addition, the Company continually evaluates potential acquisitions of complementary technologies, products and businesses in the ERP market.

  Incorporate New Technologies to Expand Market Opportunity. The Company intends to continue to incorporate new technologies necessary to help mid-sized manufacturers compete in their rapidly changing environments. These technologies include: (i) object-oriented technology, to reduce development and maintenance costs and allow the user to more easily customize the MAPICS products to meet changing business conditions; (ii) full Internet, intranet or extranet enablement to allow the customer to access any part of the MAPICS XA application from any geographic location via an Internet connection, thus greatly reducing network complexity and costs; and (iii) advanced decision support to allow users to view and analyze information to solve business problems. To broaden its current target base of customers, the Company is continuing its Java-based development activities to re-engineer its applications to also run on the Windows NT server platform.

  Pursue Strategic Development Alliances. The Company intends to expand its product solutions and expertise by forming additional strategic development alliances. The Company uses its innovative extended laboratory approach to speed its time to market, leverage development investment dollars and reduce development risk. The Company has created strategic development relationships with third parties, referred to by the Company as "Solution Partners," and has recently commenced or intends to commence joint development relationships, called "Technology Alliances," with other third parties. Solution Partners contribute solutions that supplement the core MAPICS application functionality, and the Company remarkets these solutions under its own brand name. Through Technology Alliances, the Company shares the development costs of new core application functionality, acquires rights to it and builds development expertise for the application internally so the Company can enhance and support these core solutions. In June 1998, the Company entered into a Technology Alliance with Symix Systems, Inc. ("Symix") to develop and market an Advanced Planning and Scheduling ("APS") application. See "--Product Development--Strategic Technology Alliances."

  Maintain High Customer Satisfaction. The Company believes that a highly satisfied installed customer base is critical to expanding its middle market presence. The Company intends to develop or acquire new implementation tools and advanced user education offerings to further improve the Affiliates' and customer's ability to install and use the MAPICS products efficiently and improve the customer's return on investment. For example, in November 1998, the Company introduced a standard worldwide implementation methodology to further assist Affiliates in complex or multi-national implementations. The Company also plans to extend customer support with Internet-based and other tools that enhance customers' ability to quickly find answers to commonly asked questions and rapidly and inexpensively download information or fixes to their systems.

PRODUCTS

  The MAPICS I application system, the first comprehensive manufacturing resource planning system, was introduced in 1978 by IBM. In 1984, IBM introduced the enhanced MAPICS II application, which was designed to run on IBM's System 36 and 38 computers. The Company has discontinued customer support for these legacy systems. In 1989, IBM introduced MAPICS/DB to run on IBM's AS/400 system. In 1993, the Company acquired from IBM the rights to the MAPICS product line and retained approximately 150 former IBM employees to continue the development and support of the MAPICS products.

  The Company introduced its current product line, MAPICS XA, in 1994. Since its introduction, the Company has increased the number of the MAPICS XA applications from 19 to 49, and has substantially enhanced and rewritten many of its original applications. MAPICS XA has been designed to support, within a single site or multiple sites, a variety of business processes, such as Engineering Management, Demand Management, Operations Management, Resource Planning, Financial Management and Business Management. The MAPICS architecture provides the flexibility to expand to new applications, sites and processes as a customer's business evolves. MAPICS applications are currently available in 19 languages, including English, Chinese, French, German, Japanese, Portuguese and Spanish, and the Company intends to further localize and expand the functionality of its products to target additional geographic markets.

  In December 1997, the Company introduced MAPICS XA Release 4, its first major release since becoming a separate, stand-alone company as a result of the Distribution. Release 4 includes six new applications and enhancements to 22 of the existing applications of MAPICS XA, including enriched multiple language capabilities, expanded international financial management and improved multi-facility demand and supply management. These new applications and enhancements are designed to help manufacturers further streamline their global communications and information exchange within their own enterprises, across multinational sites and among their supply chain partners.

  Recently, the Company announced the world-wide availability of MAPICS XA Release 5, which includes three new applications and enhancements to 20 of the existing applications. Release 5 offers a complete solution for the Euro Conversion and allows companies to maximize the benefits of e-commerce through a complete Java user interface (eWorkPlace) and an Internet-based customer service application (COM Net). Using eWorkPlace, remote or local users can obtain controlled access to MAPICS applications via an intranet, an extranet or the Internet. COM Net helps companies service their customers over the Internet, enabling them to place orders, review inventory availability, obtain current pricing and promotional information, specify product configurations and inquire into the status of an order 24 hours a day, seven days a week.

  The Company's MAPICS XA product line integrates the following applications in the noted business solution areas:

     BUSINESS SOLUTION AREAS                    APPLICATIONS
------------------------------------------------------------------------------------------------------
 ENGINEERING MANAGEMENT            Estimating and Quote              Enterprise Product Data
 applications assist in the        Management(1) Product Data         Management(1)
 development of data that          Management Plus(1) Product Data
 describe the materials,           Management(1)
 processes and facilities
 required to estimate costs and
 produce manufactured items.
------------------------------------------------------------------------------------------------------
 DEMAND MANAGEMENT applications    Customer Order Management         COM-Net(1)
 provide for the configuration     Market Monitoring and             Sales Analysis
 and entry of customer orders,     Analysis(1) Knowledge-Based
 the control of these orders       Configurator(1)
 through pricing, shipping and
 invoicing and the analysis of
 customer and sales order
 information.
------------------------------------------------------------------------------------------------------
 OPERATIONS MANAGEMENT             Plant Maintenance                 Multi-Environment InterSite
 applications support the          Entity Management                  Logistics(1)
 procurement and tracking of       Preventive Maintenance            Procurement Management(1)
 material, the launch and          Work Order Management             Inventory Management(1)
 control of manufacturing          MRO Inventory                     Repetitive Production
 activity and the management of    Maintenance Imaging                Management(1)
 plant maintenance.                Maintenance Executive             Purchasing(1)
                                    Information System               Production Control and Costing(1)
                                   InterSite Logistics(1)            Production Monitoring and Control
------------------------------------------------------------------------------------------------------
 RESOURCE PLANNING applications    Finite Capacity Planning and      Capacity Requirements Planning
 assist in preparing the master     Scheduling(1)                    Master Production Schedule
 schedule to produce items         Advanced Planning and              Planning(1)
 ordered by customers and           Scheduling System(2)             Material Requirements Planning(1)
 project the demand for            Forecasting
 materials, personnel and
 equipment based on forecasts.
------------------------------------------------------------------------------------------------------
 FINANCIAL MANAGEMENT              International Financial           Accounting Management
 applications provide financial    Management  Accounts Payable(1)   Accounts Payable
 and managerial accounting          Accounts Receivable(1)           Accounts Receivable
 functions and track historical     General Ledger(1)                General Ledger
 performance of key management     Contract Accounting(1)            Payroll (USA)
 measurements and contracts.       ControllerVision(2)               Financial Analysis and Fixed
                                   Manufacturing Performance         Assets
                                   Analysis
------------------------------------------------------------------------------------------------------
 BUSINESS MANAGEMENT               PowerVision(1)                    MAPICS Browser(1)
 applications provide common       Electronic Commerce(1)            Visual WorkPlace(1)
 services (e.g., security          eWorkPlace(1)                     Cross Application Support(1)
 control, data retrieval, report   Info WorkPlace(1)                 MAPICS Integrator(2)
 development, data transmission)   Executive Information System(1)   Approvals
 for applications as well as       Foundation(1)
 high level views of the MAPICS
 data used to make executive
 business decisions.

-------------------------------------------------------------------------------
 (1) Application has been introduced or enhanced since December 1, 1997.
 (2) Application is currently being integrated into MAPICS XA product line and is expected to be released in the near future.

  When it first licenses its software, the Company generally receives both an initial license fee and a periodic license fee. The typical initial license fee for a new MAPICS system ranges from $100,000 to $600,000, depending on the number and type of applications licensed, the size of the processor and the number of users. The periodic license fee, which is usually paid annually in advance, entitles the customer to continue using the software and to receive certain support services. The typical periodic license fee is based on a percentage (usually 15%) of the then current amount of the applicable initial license fee.

  The MAPICS XA client/server offering uses IBM's AS/400 as a server and a Windows-based personal computer as a client. This client architecture allows users to easily customize their view of MAPICS without modifying the underlying application programs.

  MAPICS XA releases since 1995 and the most recent release of MAPICS/DB have been converted to be Year 2000 compliant, and the MAPICS development processes are Information Technology Association of America 2000 certified. Many Company applications that are currently in use were sold before 1995 and are not Year 2000 enabled. The Year 2000 enabled versions of the products are available at no additional charge to MAPICS' customers using older versions of MAPICS XA and MAPICS/DB that pay periodic license fees. While the Company has made Year 2000 enabled replacement software available to most customers using older applications, not all have adopted these replacements. The Company cannot assure that its customers will not bring Year 2000-related claims against the Company. These claims could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Failure to Obtain Year 2000 Compliance May Have Adverse Effects on the Company."

PRODUCT DEVELOPMENT

  The Company's ongoing product development efforts focus on addressing the emerging needs of the market by expanding the breadth and depth of the functionality of MAPICS applications and incorporating new technologies. To support its strategic initiatives to expand the MAPICS XA product line, the Company increased its spending on product development by 40.4% in the fiscal year ended September 30, 1998 compared to the fiscal year ended September 30, 1997. The Company anticipates that core development expenditures will continue to increase as a result of the Company's plans to enhance its existing offerings to take advantage of new technologies, offer new applications and business functions and continue its Java-based development activities.

  Development direction is established by senior management with guidance from the marketing staff and the Affiliates. The development team is responsible for design and design verification, coding, quality assurance, documentation and language conversion of new enhancements, products and releases. The Company was among the first in the ERP software industry to receive ISO 9001 certification for its primary development and support quality system, and remains among the few to have achieved this status. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Performance--The Company is Subject to Risks Resulting from Rapid Technological Change and Evolving Industry Standards."

 Internal and Solution Partner Development

  In addition to internal development efforts, the Company has developed several software applications in collaboration with third party Solution Partners. Solution Partners are expected to maintain development quality commensurate with that of the Company's internal development laboratory. As a result of working closely with its Solution Partners, the Company believes that its software applications attain consistent quality, implementation and support standards and that most applications developed by Solution Partners are virtually indistinguishable from those developed by the Company's internal development team. The Solution Partners are generally paid royalties by the Company when the Company receives license fees from customers for Solution Partner-developed applications.

 Strategic Technology Alliances

  In June 1998, the Company entered into an agreement with Symix to develop and market an APS application, which helps production planners make better decisions by analyzing the implications of alternative approaches to meeting customer demand. Unlike traditional planning systems, APS solutions concurrently consider all resources and their constraints, and then provide achievable plans and schedules which result in lower manufacturing costs and improved on-time delivery to customers. As part of the agreement, the Company acquired certain ongoing rights to use and redistribute the APS software solution and enhancements made thereto during the term of the agreement. The Company and Symix will both contribute product development resources and personnel to advance the APS product and will market and distribute the resulting APS application as separate products in each company's ERP product line. The Company plans to continue to evaluate and pursue additional strategic Technology Alliances.

CUSTOMERS

  The Company's primary customers are mid-sized discrete and batch-process manufacturers, consisting of independent companies and divisions, sites and subsidiaries of larger companies. Mid-sized manufacturers generally seek software solutions to help manage the manufacturing process as it relates to accounting, engineering, production, production planning, customer asset management and finance. The Company believes that it meets the practical business requirements of mid-sized manufacturers by offering a cost-effective integrated solution that can be implemented rapidly using the Company's local Affiliate network. The Company's products assist customers in meeting their internal goals of maintaining operational flexibility and responding to market changes, while minimizing cost, waste and disruption through the utilization of an ERP solution with a high return on investment. The Company has over 20 years of experience in the development of its products and relies upon its considerable industry knowledge to continually anticipate the needs of the mid-sized manufacturer.

  The Company has a base of approximately 3,400 customer sites, of which approximately 2,400 have selected MAPICS XA, the Company's current product line, with the balance using MAPICS/DB. The Company intends to leverage this large installed customer base to generate additional revenues by using existing customers to assist in sales to new customers through positive references, as well as by selling additional applications and upgrades to existing customers. Because the Company does not actively support its older MAPICS I and II products, it does not include users or former users of those products on its customer site lists and treats MAPICS I and II users as prospective new customers for sales and marketing purposes.

  The Company's installed base of customers includes the following enterprises:

     ABB Asea Brown Boveri
      (Holding) Ltd.                 Matsushita Electronic Industrial Co., Ltd.
     AP Technoglass                  Michelin Corporation
     Bayer Corporation               Michigan Bulb Company Inc., Ltd.
     Bristol-Myers Squibb Company    MTD Products, Inc.
     Bostick, Inc.                   Pall Corporation
     Braun AG                        Peg Perego Pines USA, Inc.
     Colgate-Palmolive Company       Philips Electronics N.V.
     Coltec Industries Inc.          Sanyo Energy
     Cooper Industries               Shiseido Cosmetics (America) Ltd.
     Eaton Controlls PTY, Ltd.       Sub-Zero Freezer Co., Inc.
     Emerson Electric Co.            Sylvania Lighting International B.V.
     General Electric Company, plc   Thomas Lighting Inc.
     Giddings and Lewis, Inc.        Trans-matic Manufacturing, Inc.
     Goodyear Tire & Rubber Company  Volvo Construction Equipment N.V.
     Honda Motor Co., Ltd.           Weber Aircraft
     International Game Technology   Westinghouse Electric Corporation
     Kerry Ingredients UK Ltd.       York International

  None of the Company's customers accounted for more than 5% of total revenues in the fiscal year ended September 30, 1998. The Company does not believe that its backlog at any particular point in time is indicative of future sales.

MARKETING AND SALES

  The Company's marketing strategy focuses on positioning the Company as a leading provider of ERP solutions and increasing the name recognition of the Company and its products. In support of this strategy, the Company's marketing programs include advertising, public relations, direct marketing, worldwide web marketing, customer and internal events and product management.

  The Company sells its products to customers located in over 70 countries throughout North America, Europe, the Middle East, Africa ("EMEA") and the Latin America and Asia Pacific regions through a network of more than 80 independent local Affiliates. The use of Affiliates provides the Company with strong market access. Affiliates provide sales, consulting, implementation and other services directly to the Company's customer base usually on a local basis. The Company does not currently own any interest in any of the Affiliates. Each Affiliate has the right to market the MAPICS products within a specific geographic territory and, in return, Affiliates are not typically permitted to represent competitive ERP systems. The Company's sales management team has encouraged the consolidation of smaller Affiliates into larger organizations, the elimination of overlapping territories and the development among Affiliates of a higher level of sales skills with a greater focus on selling to new accounts.

  The Affiliate channel provides significant benefits to the Company and its customers. For example, the Affiliates provide a variable cost channel because Affiliates receive a sales commission only when the Company receives its license fees. In addition, Affiliates typically have extensive knowledge of the manufacturing industry in their geographic region and develop long-standing relationships with MAPICS' customers. Moreover, the Affiliate channel continually provides the Company with local input and feedback regarding customer requirements, industry trends and competitive products, thus enabling the Company to respond to and anticipate the future product needs of its customer base and to incorporate such requirements into its product development efforts.

  The Company historically has had excellent relations with its Affiliates. The Company believes these strong relations are attributable to a number of factors, including the significant revenues that the Affiliates receive directly from the Company in the form of commissions, as well as from consulting, implementation and other services rendered to users of the MAPICS products in the territory they represent and in some instances from IBM for sales of AS/400 hardware. In addition, the Affiliates have generally made significant investments in developing MAPICS knowledge within their organizations.

  The Company intends to further enhance the Affiliate channel by assisting Affiliates with recruiting efforts and providing Affiliates with on-line training facilities, remote learning facilities and improved implementation methodologies to further streamline the implementation process. These enhancements are intended to increase the ability of the Affiliates to compete for new accounts as well as serve the large installed customer base. In addition, the Company will seek to increase channel capacity through cost sharing programs with, and strategic capital investments in, Affiliates that are attempting to enter new or under-penetrated territories, or expand their operations more rapidly than their financial resources allow. The Company expects cost sharing programs to include marketing assistance, telemarketing, education and joint recruiting. The Company is also in the process of expanding its overlay sales force that cooperatively assists Affiliates selling to multiple sites across territories. The number of these multi-site opportunities has been increasing due to the scalability of the MAPICS products, e-business via the Internet and expanded MAPICS multi-plant support.

CUSTOMER SUPPORT AND SERVICE

  The Company believes that providing high quality customer service and technical support is necessary to achieve rapid product implementation which, in turn, is essential to long-term customer satisfaction and continued revenue growth. Accordingly, the Company is committed to maintaining a high-quality, knowledgeable Affiliate channel supported by the Company's internal service and support staff. The Company's customer service and support activities can be grouped into two key areas, as follows:

  Implementation Consulting, Education and Applications Integration
Services. These services are typically provided on a project consulting basis directly by the Affiliates. The Company does not record revenue related to these services provided by the Affiliates. Implementation consulting services are provided on-site to assist customers in the installation and use of the Company's products whether entire systems are implemented or individual applications are installed to augment existing applications. The Company has developed educational materials and instructions for use by Affiliates in customer classroom environments. The Company intends to provide additional tools to assist Affiliates and customers in simplifying the implementation effort. For example, in November 1998, the Company introduced a standard worldwide implementation methodology to further assist Affiliates in complex or multi-national implementations. The Company also intends to supply central services to assist Affiliates in managing multi-site and multi-territory implementation efforts and supplement the Affiliates' expertise in new application areas until such time as Affiliates are able to upgrade their skills to a point where they no longer need assistance. These supplemental services and tools will provide only limited additional revenue for the Company.

  Installed Product Maintenance. The Company maintains a central telephone response and assistance program. In North America, this program is available 24 hours a day, seven days a week to customers that pay periodic license fees. All supported customers receive assistance in operational issues and resolving possible code errors. A standardized telephone support management system is used by support centers to log telephone calls, trace problems or inquiries, identify qualified support personnel to assist customers, follow the inquiry through to a successful resolution and measure support performance. Outside North America, the Company provides similar support services to its customers in conjunction with the Affiliates. The Company has recently made available to customers a tool to access the Company's knowledge database which permits customers to quickly locate, without the assistance of direct support personnel, answers to operational issues.

  The Company presently maintains three support centers: Atlanta, Georgia, which services North America and the Latin America region; Eindhoven, Netherlands, which services EMEA; and Kuala Lumpur, Malaysia, which services the Asia Pacific region.

PROPRIETARY RIGHTS AND TECHNOLOGY

  The Company's success and ability to compete depends heavily upon its proprietary technology, including its software. To protect its proprietary technology, the Company relies on a combination of copyright, trademark and trade secret laws and license and non-disclosure agreements, which may afford only limited protection. In addition, effective copyright protection may be unavailable or limited in certain foreign countries.

  The Company's software is protected as a copyrighted work. In addition, some of the Company's source code for its software is protected as a trade secret. The Company generally provides its products to customers under a non-exclusive license that is renewable upon payment of annual license fees. It also generally enters into confidentiality or license agreements with third parties and controls access to and distribution of its software, documentation and other proprietary information. The Company presently has no patents or patent applications pending. The Company relies upon license or joint development agreements with Solution Partners and Technology Alliance partners to allow the Company to use technologies that are developed on terms that are favorable to the Company. The Company also relies on the knowledge, skills and experience of its employees, frequent product enhancements and the timeliness and quality of its support services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--The Company May Not Be Successful in Protecting its Proprietary Rights or in Avoiding Claims That it Infringes the Proprietary Rights of Others."

COMPETITION

  The market for business software within the mid-sized manufacturing industry is highly competitive and changes rapidly. The market activities of industry participants, such as new product introductions, frequently result in increased competition. The Company targets its products and related services primarily at the market for business applications software for use with the IBM AS/400. The Company's current and prospective competitors offer a variety of products that address this and similar markets. The Company primarily competes with a large number of independent software vendors. These competitors include, among others, Baan Company N.V.; Computer Associates, Inc.; Intentia AB; JBA Holdings Plc; J.D. Edwards & Company, Inc.; SAP AG and System Software Associates, Inc. The Company also competes with certain vendors of specialized applications. The Company may be unable to compete successfully with existing or new competitors.

  To be successful in the future, the Company must continue to respond promptly and effectively to changes in technology. It must also respond to its competitors' innovations. Certain of the Company's competitors have significantly greater financial, marketing, service, support and technical resources and greater name recognition than the Company. Accordingly, the Company's competitors may be able to respond more quickly than the Company to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than the Company.

  The Company also expects to face additional competition as other established and emerging companies enter the market for business software for use with the AS/400 and as new products and technologies are introduced. In addition, current and potential competitors may make acquisitions or establish alliances among themselves or with third parties. Such acquisitions or alliances could increase the ability of competitors' products to address the needs of the Company's current or prospective customers. As a result, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. For the Company, this could result in fee rate reductions, the loss of new and existing customers, fewer customer orders and reduced net income, any or all of which could have a material adverse affect on the Company's business.

  In addition, the Company principally relies on a network of Affiliates for implementation and other support of its products. If the Affiliates fail to maintain sufficiently high quality standards, the Company's reputation and competitive position could weaken. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--The Market for Business Software in the Mid-Sized Manufacturing Industry is Highly Competitive."

EMPLOYEES

  As of December 1, 1998, the Company employed approximately 400 persons, of which 260 were employed in product development and support, 85 were employed in sales and marketing and 55 were employed in management and administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

  The Company's future operating results depend in significant part upon the continued service of its key technical and senior management personnel. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and may further intensify due to the hiring needs of numerous competitors and others, including resources needed to address the Year 2000 problem and the Euro Conversion. The Company cannot assure that it will retain its key managerial or technical personnel or will be able to attract such personnel in the future. The Company has at times experienced and continues to experience difficulty recruiting qualified personnel, and there can be no assurance that the Company will not continue to experience such difficulties in the future. The Company, either directly or through personnel search firms, actively recruits qualified product development, consulting and sales and marketing personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--The Company Depends on its Retention of Key Personnel and its Ability to Attract and Retain Other Qualified Personnel."

ITEM 2. PROPERTIES.

  The Company's principal administrative, marketing, product development and support facilities are located in Atlanta, Georgia, where the Company leases a total of approximately 74,000 square feet under four leases that expire at various times between March 1999 and June 2002. The Company has other leases for regional sales and support facilities for operations in North America, EMEA, and the Latin America and Asia Pacific regions.

  On October 29, 1998, the Company entered into an agreement to lease approximately 120,000 square feet of new office space (the "New Lease") in Alpharetta, Georgia, a suburb of Atlanta. The new office space is required to meet the needs of the Company's growing employee population. The New Lease will become effective on March 1, 1999, at which time the Company will vacate its current facilities in Atlanta. The Company has reached an agreement to assign the four leases for its current facilities in Atlanta (the "Old Leases") to a third party which will assume all of the Company's obligations under the Old Leases effective March 1, 1999. See Notes 10 and 18 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's shareholders during the Company's fourth fiscal quarter ended September 30, 1998.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT.

  Set forth below is certain information as of September 30, 1998 regarding the executive officers of the Company.

  Richard C. Cook, age 51, has been the Company's President and Chief Executive Officer and a director of the Company since August 1997. From July 1996 to August 1997, Mr. Cook served as the Company's Senior Vice President and General Manager, MAPICS Business Group. From October 1994 to July 1996, he served as the Company's Vice President and General Manager, MAPICS Business Group. Mr. Cook served as the President, Chief Executive Officer and Chairman of the Board of Mapics, Inc., a former subsidiary of the Company (the "Mapics Subsidiary"), from February 1993 to September 1994. Mr. Cook was employed by IBM as Director of its Atlanta Software Development Laboratory from March 1990 to February 1993 and as Director of its Corporate Computer Integrated Manufacturing Project Office from March 1988 to April 1990.

  Thomas F. Aery, age 53, has been the Company's Vice President of Worldwide Customer Support since August 1997. From October 1994 to August 1997, he served as Vice President of Worldwide Customer Support, MAPICS Business Group. From May 1993 to September 1994, Mr. Aery served as Director of Worldwide Customer Support of the Mapics Subsidiary. Prior to joining the Company, Mr. Aery was employed by IBM as Worldwide Product Manager, MAPICS.

  William J. Gilmour, age 43, has been the Company's Chief Financial Officer, Vice President of Finance and Treasurer since August 1997. From October 1994 to August 1997, Mr. Gilmour served as Controller of the Company's MAPICS Business Group. From January 1993 to September 1994, Mr. Gilmour served as Controller of the Mapics Subsidiary. From November 1991 to January 1993, Mr. Gilmour served as Controller of Marcam Canada Corporation, an indirect subsidiary of the Company. Prior to joining the Company, Mr. Gilmour served as Corporate Controller of Madison Chemical Industries, a specialty chemical manufacturer. Mr. Gilmour obtained his Chartered Accountant designation from the Canadian Institute of Chartered Accountants in 1980.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

COMMON STOCK PRICE

  Prior to the Distribution on July 29, 1997, the Common Stock was traded on the Nasdaq National Market under the symbol "MCAM." Following the Distribution, the Common Stock began trading on the Nasdaq National Market under the symbol "MAPX." The table set forth below provides, on a per share basis for the periods indicated, the high and low sales prices of the Common Stock as reported on the Nasdaq National Market.

                                                             HIGH      LOW
                                                             ----      ----
   FISCAL 1997
   First Quarter............................................ $13 1/8   $10 1/2
   Second Quarter...........................................  17 1/2    12 1/4
   Third Quarter............................................  15 3/16    8 1/2
   Fourth Quarter (under the symbol "MCAM") for the period
    from July 1, 1997 to July 29, 1997...................... $14 7/8   $11 3/4

   Fourth Quarter (under the symbol "MAPX") for the period
    from July 30, 1997 to September 30, 1997................ $14 1/4    $ 9
   FISCAL 1998
   First Quarter............................................ $13 1/4   $ 8 3/4
   Second Quarter...........................................  17 11/16  10 1/2
   Third Quarter............................................  20 1/4    15 3/8
   Fourth Quarter........................................... $22 7/8   $16 3/4

HOLDERS

  As of December 14, 1998, there were approximately 540 record holders of the Common Stock, and the Company estimates that there were approximately 4,700 beneficial owners of the Common Stock.

DIVIDEND POLICY

  The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings to fund future development and growth and the operation of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Additionally, covenants in the Company's bank credit facility prohibit the payment of cash dividends. Any future determination to pay cash dividends will be at the discretion of the Company's board of directors and will depend upon the Company's results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 8 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

RECENT SALES OF UNREGISTERED SECURITIES

  On November 20, 1998, the Company (i) issued 880,920 shares of Common Stock to General Atlantic Partners 21, L.P. ("GAP 21") upon the conversion by GAP 21 of 88,029 shares of the Company's Series D Convertible Preferred Stock into Common Stock, (ii) issued 188,120 shares of Common Stock to GAP Coinvestment Partners, L.P. ("GAP Coinvestment") upon the conversion by GAP Coinvestment of 11,971 shares of Series D Preferred Stock and 6,841 shares of the Company's Series E Convertible Preferred

Stock into Common Stock and (iii) issued 431,600 shares of Common Stock to General Atlantic Partners 32, L.P. ("GAP 32") upon the conversion by GAP 32 of 43,160 shares of Series E Preferred Stock into Common Stock. The Company did not receive any proceeds from the issuance of such shares of Common Stock. The issuance of such shares of Common Stock was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 3(a)(9) thereof. Such shares currently are eligible for sale in the public market subject to the conditions of Rule 144 of the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth selected statements of operations and balance sheet data of the Company for the fiscal years ended, and as of, September 30, 1994, 1995, 1996, 1997 and 1998. The selected financial data for each of the five fiscal years in the period ended September 30, 1998 and as of September 30, 1995, 1996, 1997 and 1998 have been derived from the Company's financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data as of September 30, 1994 have been derived from the Company's unaudited financial statements which, in the opinion of management, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of such date. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

                                          FISCAL YEARS ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                        1994    1995    1996    1997     1998
                                       ------- ------- ------- -------  -------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  License............................. $33,410 $42,745 $45,341 $56,368  $79,189
  Services............................  19,373  26,553  32,261  39,036   50,552
                                       ------- ------- ------- -------  -------
    Total revenues....................  52,783  69,298  77,602  95,404  129,741
                                       ------- ------- ------- -------  -------
Operating expenses:
  Cost of license revenues............   3,280   5,689   6,913   9,816   13,108
  Cost of services revenues...........   5,428   7,567   9,499  11,838   14,873
  Selling and marketing...............  17,765  24,780  27,851  31,905   48,111
  Product development.................   6,692   7,432   6,398  10,259   15,073
  General and administrative..........   4,810   5,384   5,965   8,256    8,884
                                       ------- ------- ------- -------  -------
    Total operating expenses..........  37,975  50,852  56,626  72,074  100,049
                                       ------- ------- ------- -------  -------
Income from operations................  14,808  18,446  20,976  23,330   29,692
Interest income (expense), net........     --      --      --     (218)     760
                                       ------- ------- ------- -------  -------
Income before income tax expense
 (benefit)............................  14,808  18,446  20,976  23,112   30,452
Income tax expense (benefit) (1)......   4,641   7,112   8,076  (6,004)  11,724
                                       ------- ------- ------- -------  -------
Net income (1)........................ $10,167 $11,334 $12,900 $29,116  $18,728
                                       ======= ======= ======= =======  =======
Net income per common share (basic)
 (1) (2)..............................                 $  0.82 $  1.79  $  1.01
                                                       ======= =======  =======
Net income per common share (diluted)
 (1) (2)..............................                 $  0.70 $  1.47  $  0.81
                                                       ======= =======  =======
Weighted average number of common
 shares
 outstanding (basic) (2)..............                  15,717  16,239   18,579
                                                       ======= =======  =======
Weighted average number of common
 shares and common equivalent shares
 outstanding (diluted) (2)............                  18,514  19,810   23,100
                                                       ======= =======  =======

                                               AS OF SEPTEMBER 30,
                                      -----------------------------------------
                                       1994    1995    1996     1997     1998
                                      ------  ------  -------  -------  -------
BALANCE SHEET DATA:
Cash and cash equivalents............ $  107  $  226  $   378  $ 5,562  $33,442
Working capital (deficit) (3)........ (2,040) (8,527) (13,945) (12,413)  12,282
Total assets......................... 36,392  41,226   45,405   76,970  110,042
Long-term liabilities................    493     196      884       --       --
Shareholders' equity (4)............. 17,091  11,492    9,193   24,707   46,941

--------
(1) Excluding an income tax benefit of $14.9 million in the fiscal year ended September 30, 1997, net income for such fiscal year was $14.2 million, or $0.88 per share (basic) and $0.72 per share (diluted). Pursuant to a tax sharing agreement between the Company and Marcam Solutions, the Company became entitled to utilize certain favorable income tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution. As a result, the Company recognized the income tax benefit during the quarter ended September 30, 1997. Prior to the Distribution, Marcam Corporation did not reflect a benefit corresponding to these favorable income tax attributes in its consolidated financial statements because Marcam Corporation's management believed it was more likely than not that such benefits would not be realized due to Marcam Corporation's history of operating losses.
(2) See Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information concerning the computation and presentation of net income per common share.
(3) Excluding $9.7 million, $15.2 million, $18.6 million, $25.1 million and $31.1 million of deferred revenues as of September 30, 1994, 1995, 1996, 1997 and 1998, respectively, working capital would have been $7.7 million, $6.7 million, $4.6 million, $12.7 million and $43.4 million as of such dates.
(4) Balances as of September 30, 1994, 1995 and 1996 represent divisional equity. See Notes 2 and 11 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information concerning divisional equity and shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion and analysis should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." This discussion contains forward-looking statements that involve uncertainties and risks, such as statements of the Company's plans, objectives, expectations and prospects. The Company's actual results could differ materially from those discussed herein as a result of certain factors, including but not limited to those discussed below in "--Factors Affecting Future Performance" and elsewhere in this document.

  As used herein, the terms "fiscal 1995," "fiscal 1996," "fiscal 1997" and "fiscal 1998" refer to the Company's fiscal years ended September 30, 1995, 1996, 1997 and 1998, respectively.

OVERVIEW

  The Company is a business software company whose primary customers are discrete and batch process manufacturers. The Company delivers ERP software that allows its customers to automate the manufacturing process and coordinate multiple functions and departments within their organizations, as well as extend their interactions with their supply chain partners. The MAPICS XA product line currently consists of 49 applications in the areas of Engineering Management, Demand Management, Operations Management, Resource Planning, Financial Management and Business Management. The design of the Company's applications allows its customers to rapidly implement all or a portion of the Company's solution with minimal disruption to their business. Furthermore, MAPICS solutions enable customers to leverage existing information technology investments and adopt new technologies gradually, which lowers costs and increases their return on investment.

  The financial statements and other financial information as of dates and for periods prior to the Distribution included herein have been prepared using Marcam Corporation's historical basis in the assets and liabilities and historical results of operations of the business related to the MAPICS product line. These financial statements are combined and generally reflect the financial position, results of operations and cash flows of the MAPICS business as if it were a separate entity for those periods. Certain expenses presented in the combined financial statements and other financial information included herein have been allocated based on management's estimates of the cost of services provided to the MAPICS business by Marcam Corporation. The Company's management believes that these allocations are reasonable. The combined financial statements and other combined financial information included herein, however, may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future or what the results of operations, financial position and cash flows of the Company would have been had the MAPICS business been a separate, stand-alone entity as of the dates and during the periods presented. The financial statements and other financial information as of dates and for periods after the Distribution included herein are consolidated, consisting solely of the separate financial statements of MAPICS, Inc. and its wholly owned subsidiaries. See "--Factors Affecting Future Performance--The Company is Subject to Risks Resulting From Rapid Technological Change and Evolving Industry Standards" and Note 1 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  The Company generates revenues primarily from licensing its software, which is conducted principally through a global network of independent Affiliates. The Affiliates provide the principal channel through which the Company's products are distributed to its customers. However, the ultimate customer typically executes a license agreement directly with the Company rather than the Affiliate. When it first licenses its software, the Company receives both an initial license fee and a periodic license fee. Initial license fees are recorded as license revenues and typically recognized upon delivery of the software to the ultimate customer. Periodic license fees are recorded as services revenue and recognized ratably over the term of the periodic license agreement. The periodic license fee, which is typically paid annually in advance, entitles the customer to continue using the software and to receive certain support services, as available. If a customer does not renew its periodic license, it is no longer entitled to use the Company's software. The Company believes this licensing arrangement provides a source of recurring revenues from its installed base of customers and enables customers to take advantage of new releases and enhancements of its software.

  The Affiliates, rather than the Company, provide the Company's customers with consulting and implementation services relating to the MAPICS products. As a result, the Company does not generate revenues from providing consulting and implementation services.

  The Company's cost structure is designed so that a significant portion of the Company's costs vary in direct relation to license revenues, particularly commissions paid to Affiliates, which are included in selling and marketing expenses, and product royalties, which are included in cost of license revenues. The Company's single largest expense is commissions paid to Affiliates, which are based on the revenues they generate from licensing the MAPICS products.

  Cost of license revenues consists primarily of royalties paid to Solution Partners for products licensed by the Company and amortization of computer software costs. The Company expects that cost of license revenues will vary from period to period based on the mix of products licensed during the applicable period between Company-developed products and Solution Partner-developed products and the timing of computer software amortization.

  The Company licenses from its Solution Partners complementary software products or technology which have been integrated into the MAPICS product line. Generally, when the Company licenses a Solution Partner product to a customer, the Company pays a royalty to the Solution Partner. As a result, a significant portion of its cost of license revenues varies in direct relation to license revenues based on Solution Partners' products. Through its Solution Partner arrangements, the Company has been able to enhance the functionality of its existing products and introduce new products utilizing this variable cost approach to expand its product offerings. During the three fiscal years ended September 30, 1998, the mix of products licensed by the Company has included increasing percentages of Solution Partner-developed products, which has resulted in both increasing revenues and increasing royalty costs.

  Computer software costs represent the costs of certain software products sold or to be sold by the Company, including purchased software costs, software development costs and costs incurred to translate software into various foreign languages. Amortization of computer software costs commences upon general release of the product to customers and is computed product-by-product based on the greater of the amount determined using (i) the ratio that current period gross revenues bear to the total of current and anticipated future gross revenues or (ii) the straight-line method over the estimated economic life of the product, generally five years for purchased software costs and software development costs and two years for software translation costs. Software is subject to rapid technological obsolescence, and as a result, future amortization periods for computer software costs could be shortened to reflect changes in technology in the future. In fiscal 1997, the Company shortened the estimated useful life of its 1997 and future computer software translation costs from five years to two years. This change in estimate decreased net income in fiscal 1997 by approximately $446,000, or $0.03 per common share (basic) and $0.02 per common share (diluted).

  Cost of services revenues consists primarily of personnel costs related to the ongoing maintenance and support of the MAPICS products, fees paid to Affiliates outside the United States and Canada to provide certain support services in those regions and fees paid to Solution Partners to provide similar services with respect to their products. In the United States and Canada, the Company provides support services (primarily via telephone) to its customers. Elsewhere, the Company engages local Affiliates to provide varying degrees of support services for a fee. For certain Solution Partner-developed products, the Solution Partners provide varying levels of support for a fee. The costs of the Company's direct support services and the fees paid to Affiliates and Solution Partners for providing support services are recorded as cost of services revenues.

  Selling and marketing expenses consist primarily of commissions paid to the Company's independent Affiliates, compensation for the Company's sales and marketing personnel and direct costs associated with the Company's marketing campaigns. The Company anticipates that selling and marketing expenses will increase as a result of various initiatives to increase license sales. The Company intends to further enhance the Affiliate channel by assisting Affiliates with recruiting efforts and providing Affiliates with on-line training facilities, remote learning facilities and improved implementation methodologies to further streamline the implementation process. These enhancements are intended to increase the ability of the Affiliates to compete for new accounts as well as serve the large installed customer base. In addition, the Company will seek to increase channel capacity through cost sharing programs with, and strategic capital investments in, Affiliates that are attempting to enter new or under-penetrated territories or to expand their operations more rapidly than their financial resources allow. The Company expects cost sharing programs to include marketing assistance, telemarketing, education and joint recruiting. The Company is also in the process of expanding its overlay sales force that cooperatively assists Affiliates selling to multiple sites across territories. The number of these multi-site opportunities has been increasing due to the scalability of the MAPICS products, e-business via the Internet and expanded MAPICS multi-plant support.

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

  In fiscal 1996, the Company reduced its level of spending on product development activities other than those to translate products into new languages ("core product development") because, at the time, Marcam Corporation anticipated that the MAPICS products would use certain technologies being developed in connection with its ProteanTM product line. Subsequently, the Company determined that such a development strategy was not consistent with the demands of its target market and commenced a revised development strategy which is designed to enhance the MAPICS products and allow future server platform independence. In fiscal 1997, the Company initiated Java-based development activities to re-engineer certain of its applications to run on the Windows NT server platform. As a result of these and other development efforts to continually enhance its product offerings, the Company's core product development expenditures have increased, and the Company currently anticipates that core product development expenditures will continue to increase. Because the costs of establishing technological feasibility of computer software products are charged to product development expense as they are incurred, the Company's operating results may be affected adversely by significant increases in the level of product development investments.

  General and administrative expenses consist primarily of compensation for executive, financial, legal and administrative personnel, outside professional and service fees and provisions for bad debts.

  Net income per common share presented in the statements of operations for fiscal 1996 and 1997 was calculated using the capital structure of Marcam Corporation for periods prior to the Distribution, including the weighted average number of common shares and common share equivalents, giving effect to the Distribution on a pro forma basis for all periods presented through the Distribution. See Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's statement of operations.

                                           FISCAL YEARS ENDED SEPTEMBER 30,
                                           ----------------------------------
                                              1996        1997        1998
                                           ----------  ----------  ----------
     Revenues:
      License.............................       58.4%       59.1%       61.0%
      Services............................       41.6        40.9        39.0
                                           ----------  ----------  ----------
       Total revenues.....................      100.0       100.0       100.0
                                           ----------  ----------  ----------
     Operating expenses:
      Cost of license revenues............        8.9        10.3        10.1
      Cost of services revenues...........       12.2        12.4        11.5
      Selling and marketing...............       35.9        33.4        37.1
      Product development.................        8.3        10.8        11.6
      General and administrative..........        7.7         8.6         6.8
                                           ----------  ----------  ----------
     Total operating expenses.............       73.0        75.5        77.1
                                           ----------  ----------  ----------
       Income from operations.............       27.0        24.5        22.9
     Other:
      Interest income.....................         --          --         0.6
      Interest expense....................         --        (0.3)         --
                                           ----------  ----------  ----------
     Income before income tax expense
      (benefit)...........................       27.0        24.2        23.5
     Income tax expense (benefit).........       10.4        (6.3)        9.1
                                           ----------  ----------  ----------
     Net income...........................       16.6%       30.5%       14.4%
                                           ==========  ==========  ==========

 FISCAL 1997 COMPARED TO FISCAL 1998

  Revenues. Total revenues increased 36.0% from $95.4 million in fiscal 1997 to $129.7 million in fiscal 1998. License revenues increased 40.5% from $56.4 million in fiscal 1997 to $79.2 million in fiscal 1998 due to a volume increase in license sales to existing customers for additional applications and upgraded systems and a volume increase in license sales to new customers (which include both new named accounts and migrations from the older MAPICS I and II product lines). The Company achieved similar license revenue growth in each of its primary geographic markets in fiscal 1998.

  Operations in (i) North America, (ii) EMEA and (iii) the combined Latin America and Asia Pacific regions accounted for 69.2%, 21.9% and 8.9% of total license revenues, respectively, in fiscal 1997 compared to 68.5%, 22.0% and 9.5%, respectively, in fiscal 1998. The Company believes that future license revenue growth will be most significant in North America and EMEA, and that license revenue growth in its two smallest geographic markets, the Latin America and Asia Pacific regions, will be less predictable.

  Services revenues increased 29.5% from $39.0 million in fiscal 1997 to $50.6 million in fiscal 1998, principally due to the increase in the Company's installed customer base.

  Cost of License Revenues. Cost of license revenues increased 33.5% from $9.8 million in fiscal 1997 to $13.1 million in fiscal 1998, primarily as a result of an increase in amortization expense related to computer software costs and an increase in product royalty expense due to the increased volume in licensing of Solution Partner-developed products. Cost of license revenues as a percentage of license revenues decreased from 17.4% in fiscal 1997 to 16.6% in fiscal 1998, primarily as a result of proportionally lower amortization of computer software costs.

  Cost of Services Revenues. Cost of services revenues increased 25.6% from $11.8 million in fiscal 1997 to $14.9 million in fiscal 1998. This increase resulted from the additional distribution and support costs associated with the increase in new customers, a volume increase in fees paid to Affiliates and Solution Partners for providing support services in EMEA and the Latin America and Asia Pacific regions and the added personnel costs associated with hiring additional personnel. Cost of services revenues as a percentage of total services revenues decreased from 30.3% in fiscal 1997 to 29.4% in fiscal 1998 because the fixed cost component relating primarily to personnel costs was a proportionally lower percentage of cost of services revenues in fiscal 1998.

  Selling and Marketing. Selling and marketing expenses increased 50.8% from $31.9 million in fiscal 1997 to $48.1 million in fiscal 1998. As a percentage of total revenues, selling and marketing expenses increased from 33.4% in fiscal 1997 to 37.1% in fiscal 1998. These increases were due to increased commissions earned by Affiliates on increased license revenues, the hiring of additional sales and marketing personnel and increased spending on selling and marketing programs.

  Product Development. Overall product development expenses increased 46.9% from $10.3 million in fiscal 1997 to $15.1 million in fiscal 1998. As a percentage of total revenues, product development expenses increased from 10.8% in fiscal 1997 to 11.6% in fiscal 1998. Gross core product development expenditures increased 40.4% from $15.7 million in fiscal 1997 to $22.1 million in fiscal 1998. This increase was due primarily to the hiring of additional personnel and incremental spending on product development resources to support the on-going Java development effort to re-engineer the Company's software server applications to the Windows NT server platform, while continuing efforts to expand the MAPICS XA product line. The amounts of core product development expenditures capitalized in fiscal 1997 and fiscal 1998 were $2.5 million and $3.0 million, respectively, representing 19.6% and 16.9% of gross core product development expenditures during those periods. The amount of core product development expenditures capitalized as a percentage of gross core product development expenditures decreased in fiscal 1998 because a lower proportion of these expenditures had reached the technological feasibility stage as compared to those in fiscal 1997. Gross computer software translation expenditures increased 36.1% from $3.1 million in fiscal 1997 to $4.2 million in fiscal 1998. Translation expenditures are typically project related, and the timing of these expenditures is subject to change from period to period. The amounts of translation expenditures capitalized in fiscal 1997 and fiscal 1998 were $3.0 million and $4.0 million, respectively, representing 96.2% and 94.3%, respectively, of gross translation expenditures during those periods.

  In addition to the spending on core product development and computer software translation, the Company spent approximately $1.0 million in fiscal 1997 and $3.0 million in fiscal 1998 to acquire certain rights to computer software. The amounts spent to acquire computer software were capitalized and are included in computer software costs.

  General and Administrative. General and administrative expenses increased 7.6% from $8.3 million in fiscal 1997 to $8.9 million in fiscal 1998. These expenses represented 8.6% and 6.8% of total revenues in fiscal 1997 and 1998, respectively. The decrease in general and administrative expenses as a percentage of total revenues reflects the generally fixed nature of the general and administrative expenses.

  Interest Income. Interest income increased from $45,000 in fiscal 1997 to $816,000 in fiscal 1998. Prior to the Distribution, any surplus cash generated by operations associated with the MAPICS products was routinely transferred to other operations of Marcam Corporation. The increase in interest income is due to the increase in cash and cash equivalents during fiscal 1998.

  Interest Expense. Interest expense decreased from $263,000 in fiscal 1997 to $56,000 in fiscal 1998. Interest expense in fiscal 1997 reflects interest paid on $64.0 million of indebtedness of the Company borrowed in connection with the Distribution (the "Debt Financing") and on the Company's senior secured term loan and revolving credit facility (the "Bank Credit Facility"). Interest expense in fiscal 1998 reflects commitment fees incurred for unused portions of the revolving credit facility. See "--Liquidity and Capital Resources."

  Income Tax Expense (Benefit). The Company recorded an income tax benefit of $6.0 million in fiscal 1997 compared to income tax expense of $11.7 million in fiscal 1998. Prior to the Distribution, the operations represented by MAPICS were included in the consolidated United States federal and certain state and foreign income tax returns filed by Marcam Corporation. For financial reporting purposes, income tax expense was reflected on a separate return basis for all periods presented in the combined financial statements through the Distribution.

  Pursuant to a tax sharing agreement between the Company and Marcam Solutions, the Company became entitled to utilize certain favorable tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution. As a result, the Company recognized an income tax benefit of $14.9 million during the fourth quarter of fiscal 1997. Prior to the Distribution, Marcam Corporation did not reflect a benefit corresponding to these favorable tax attributes in its consolidated financial statements because Marcam Corporation's management believed it was more likely than not that such benefits would not be realized due to Marcam Corporation's history of operating losses. See "--Liquidity and Capital Resources" and Notes 9 and 15 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  The income tax benefit of $6.0 million for fiscal 1997 reflects income tax expense of $8.9 million offset by the income tax benefit of $14.9 million. Excluding the income tax benefit in fiscal 1997, the effective tax rate in fiscal 1997 and fiscal 1998 was 38.5% which differs from the statutory federal rate of 35.0% principally due to the impact of state income taxes.

  Net Income. Net income decreased 35.7% from $29.1 million, or $1.47 per common share (diluted), in fiscal 1997 to $18.7 million, or $0.81 per common share (diluted), in fiscal 1998. Excluding the income tax benefit of $14.9 million in fiscal 1997, net income in fiscal 1998 increased 31.5% from $14.2 million, or $0.72 per common share (diluted), in fiscal 1997.

 FISCAL 1996 COMPARED TO FISCAL 1997

  Revenues. Total revenues increased 22.9% from $77.6 million in fiscal 1996 to $95.4 million in fiscal 1997. License revenues increased 24.3% from $45.3 million in fiscal 1996 to $56.4 million in fiscal 1997. This increase resulted primarily from an increase in license sales to new customers and, to a lesser extent, an increase in license sales to existing customers for new sites, upgraded systems and additional applications, primarily in North America.

  Services revenues increased 21.0% from $32.3 million in fiscal 1996 to $39.0 million in fiscal 1997, principally due to the increase in the Company's installed customer base.

  Cost of License Revenues. Cost of license revenues increased 42.0% from $6.9 million in fiscal 1996 to $9.8 million in fiscal 1997. These costs as a percentage of license revenues increased from 15.2% in fiscal 1996 to 17.4% in fiscal 1997. These increases were primarily due to: (i) increased royalty costs as the volume of Solution Partner products licensed by the Company increased in fiscal 1997; (ii) increased amortization of capitalized software development costs which resulted from the increased capitalized software asset; and (iii) increased amortization of capitalized software translation costs resulting from a change in estimate of useful life which increased amortization expense by approximately $446,000 in fiscal 1997.

  Cost of Services Revenues. Cost of services revenues increased 24.6% from $9.5 million in fiscal 1996 from $11.8 million in fiscal 1997, primarily as a result of the increased fees paid to Affiliates and Solution Partners for providing support services. As a percentage of services revenues, these costs increased from 29.4% in fiscal 1996 to 30.3% in fiscal 1997. This increase resulted primarily from increased fees paid to Solution Partners and Affiliates for support services in fiscal 1997.

  Selling and Marketing. Selling and marketing expenses increased 14.6% from $27.9 million in fiscal 1996 to $31.9 million in fiscal 1997. This increase was due primarily to increased commissions earned by Affiliates on increased license revenues. As a percentage of total revenues, selling and marketing expenses decreased from 35.9% in fiscal 1996 to 33.4% in fiscal 1997. This decrease resulted primarily from the Company's direct selling and marketing costs being relatively fixed in nature.

  Product Development. Overall product development expenses increased 60.3% from $6.4 million in fiscal 1996 to $10.3 million in fiscal 1997 and increased as a percentage of total revenues from 8.3% in fiscal 1996 to 10.8% in fiscal 1997. These increases resulted primarily from an increase in core development spending and a decrease in the percentage of costs qualifying for capitalization in fiscal 1997. See "--Overview" and "Item 1. Business--Product Development."

  Gross core product development expenditures increased 39.4% from $9.1 million in fiscal 1996 to $12.6 million in fiscal 1997. This increase was primarily due to increased development expenditures as a result of the Company's change in product development strategy. See "--Overview" and "Item
1. Business--Product Development." The amounts of core product development expenditures capitalized in fiscal 1996 and fiscal 1997 were $2.9 million and $2.5 million, respectively, representing 31.9% and 19.6% of gross core product development expenditures during those periods, respectively. The amount of development expenditures capitalized in fiscal 1997 decreased because a higher proportion of development expenditures was related to the establishment of technological feasibility of the products under the Company's revised development strategy. Gross translation expenditures decreased 16.5% from $3.7 million in fiscal 1996 to $3.1 million in fiscal 1997. Translation expenditures are typically project related, and the timing of these expenditures is subject to change from period to period. The amounts of translation expenditures capitalized in fiscal 1996 and fiscal 1997 were $3.5 million and $3.0 million, respectively, representing 93.6% and 96.2%, respectively, of gross translation expenditures during those periods.

  General and Administrative. General and administrative expenses increased 38.4% from $6.0 in fiscal 1996 to $8.3 million in fiscal 1997, due primarily to increases in facilities and personnel costs in EMEA. General and administrative expenses represented 7.7% of total revenues in fiscal 1996 as compared to 8.6% in fiscal 1997.

  Interest Income. Interest income increased from $0 in fiscal 1996 to $45,000 in fiscal 1997. Interest income reflects interest earned on cash and cash equivalents. Prior to the Distribution, any surplus cash generated by operations associated with the MAPICS products was routinely transferred to other operations of Marcam Corporation.

  Interest Expense. Interest expense increased from $0 in fiscal 1996 to $263,000 in fiscal 1997. Interest expense in fiscal 1997 reflects interest paid in connection with the Debt Financing and the Bank Credit Facility. See "--Liquidity and Capital Resources."

  Income Tax Expense (Benefit). The Company recorded income tax expense of $8.1 million in fiscal 1996 compared to an income tax benefit of $6.0 million in fiscal 1997. The income tax benefit of $6.0 million in fiscal 1997 reflects income tax expense of $8.9 million offset by the income tax benefit of $14.9 million recognized during the fourth quarter of fiscal 1997, as discussed above. Excluding the income tax benefit in fiscal 1997, the effective tax rate in fiscal 1996 and fiscal 1997 was 38.5%, which differs from the statutory federal rate of 35.0% principally due to the impact of state income taxes.

  Net Income. Net income increased 125.7% from $12.9 million, or $0.70 per share (diluted), in fiscal 1996 to $29.1 million, or $1.47 per common share (diluted), in fiscal 1997. Excluding the income tax benefit of $14.9 million in fiscal 1997, net income in fiscal 1997 was $14.2 million, or $0.72 per common share (diluted), a 10.4% increase over fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The following table sets forth a summary of the Company's cash flow activity for the periods indicated and should be read in conjunction with the Company's statements of cash flows contained in "Item 8. Financial Statements and Supplementary Data."

                                                SUMMARY OF CASH FLOWS
                                           ----------------------------------
                                           FISCAL YEARS ENDED SEPTEMBER 30,
                                           ----------------------------------
                                              1996        1997        1998
                                           ----------  ----------  ----------
                                                    (IN THOUSANDS)
   Net cash provided by operating
    activities............................ $   23,322  $   27,744  $   38,824
   Net cash used for investing
    activities............................     (7,971)     (8,414)    (13,287)
   Net cash (used for) provided by
    financing activities..................    (15,199)    (14,146)      2,343
                                           ----------  ----------  ----------
     Net increase in cash and cash
      equivalents......................... $      152  $    5,184  $   27,880
                                           ==========  ==========  ==========

  The Company has funded its operations and capital expenditures primarily with cash generated from operating activities. Prior to the Distribution, any surplus cash generated by operations associated with the MAPICS products was routinely transferred to other operations of Marcam Corporation. During fiscal 1996 and fiscal 1997, net cash from operations associated with the MAPICS products of $26.1 million and $15.9 million, respectively, was transferred to other operations of Marcam Corporation.

  As of September 30, 1997, the Company had cash and cash equivalents of $5.6 million and a working capital deficit of $12.4 million. Excluding deferred revenues of $25.1 million, working capital as of September 30, 1997 was $12.7 million. During fiscal 1997, the Company increased cash and cash equivalents and working capital, excluding deferred revenues, by $5.2 million and $8.1 million, respectively.

  As of September 30, 1998, the Company had cash and cash equivalents of $33.4 million and working capital of $12.3 million. Excluding deferred revenues of $31.1 million, working capital as of September 30, 1998 was $43.4 million. During fiscal 1998, the Company increased cash and cash equivalents and working capital, excluding deferred revenues, by $27.8 million and $30.7 million, respectively.

  Net cash provided by operating activities in fiscal 1996, fiscal 1997 and fiscal 1998 was $23.3 million, $27.7 million and $38.8 million, respectively. The increase in net cash provided by operating activities in each of these fiscal years generally reflects growth in revenues and earnings plus the effect of changes in working capital. In fiscal 1996, working capital was principally affected by an increase in deferred revenues as a result of growth in services revenues. In fiscal 1997, working capital changes included an $8.7 million increase in accrued expenses due to increased Affiliate commissions, product royalties and employee bonuses payable and a $6.6 million increase in deferred revenues as a result of growth in services revenues and the deferral of license revenues related to a significant fourth quarter license agreement. Those increases were offset partially by a $10.7 million increase in accounts receivable principally resulting from the growth in sales over the prior year. In fiscal 1998, working capital changes included a $6.0 million increase in deferred revenues as a result of growth in services revenues and a $3.3 increase in accrued expenses due to increased income taxes, sales taxes and employee bonuses payable. Those increases were offset partially by a $6.1 million increase in accounts receivable principally resulting from the continued growth in sales.

  Net cash used for investing activities in fiscal 1996, fiscal 1997 and fiscal 1998 was $8.0 million, $8.4 million and $13.3 million, respectively. In each fiscal year, the Company increasingly used cash for investing activities related to computer software development, computer software translation and purchases of property and equipment, reflecting the incremental investments made in its computer software development activities and the additional computer equipment and office furniture needed for its growing employee population. In fiscal 1997 and fiscal 1998, the Company spent $1.0 million and $3.0 million, respectively, to acquire certain rights to computer software to be integrated with the Company's product offerings.

  Net cash used for financing activities in fiscal 1996 and fiscal 1997 was $15.2 million and $14.1 million, respectively, including net cash transferred to other operations of Marcam Corporation of $15.2 million and $6.6 million, respectively. Net cash provided by financing activities in fiscal 1998 was $2.3 million.

  In July 1997, the Company borrowed $64.0 million in the Debt Financing to fund a $39.0 million cash transfer to Marcam Solutions payable as part of the Distribution and to repay Marcam Corporation's $25.0 million aggregate principal amount of 9.82% Subordinated Notes due 2001. The indebtedness incurred in the Debt Financing had an interest rate of 9.0%. In connection with the Debt Financing, Marcam Corporation's $20.0 million revolving credit facility was terminated.

  In August 1997, the Company executed the Bank Credit Facility to repay a portion of the borrowings from the Debt Financing and for general corporate purposes. Substantially all of the Company's assets are pledged as collateral for any obligations under the Bank Credit Facility. The Bank Credit Facility contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, liens and capital leases; the payment of dividends on and the redemption or repurchase of capital stock of the Company; investments and acquisitions; the merger or consolidation of the Company with any person or entity; and the disposition of any of the Company's properties or assets.

  Also in August 1997, the Company completed an underwritten public offering of 6.9 million shares of its Common Stock (the "1997 Offering"), raising net proceeds of approximately $56.0 million, after deducting offering costs of approximately $6.1 million. The net proceeds of the 1997 Offering along with borrowings of $6.4 million under the term loan portion of the Bank Credit Facility and working capital of $1.6 million were used to repay the $64.0 million of indebtedness from the Debt Financing. As of September 30, 1997, the principal amount of this term loan was repaid with interest of $254,000, after which no additional amount is available for future borrowings under the term loan portion of the Bank Credit Facility.

  In fiscal 1997 and fiscal 1998, the Company received proceeds from stock options exercised and employee stock purchases of $452,000 and $3.6 million, respectively. In fiscal 1998, the Company purchased 128,600 shares of Common Stock for $1.3 million pursuant to a stock repurchase plan authorized by the Company's board of directors in December 1997. The stock repurchase plan was rescinded in December 1998.

  In addition to the cash provided by operating and financing activities, additional borrowings of up to $15.0 million, subject to certain limitations, are available to the Company under the revolving portion of the Bank Credit Facility. Availability of revolving credit loans and the rate of interest thereon vary depending upon the Company's ability to maintain certain financial ratios. Any outstanding revolving credit borrowings under the Bank Credit Facility mature on June 30, 2000. As of September 30, 1997 and 1998, the Company met all of those financial ratios, although no revolving credit borrowings have been outstanding under the revolving credit portion of the Bank Credit Facility since its inception. The Company pays a quarterly commitment fee for unused portions of the revolving credit facility.

  Pursuant to a tax sharing agreement between the Company and Marcam Solutions, the Company became entitled to utilize certain favorable income tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution. These favorable income tax attributes resulted in cash savings in fiscal 1998, and the Company believes that these favorable income tax attributes will continue to result in cash savings from the reduction of income taxes payable in future periods as these favorable income tax attributes are utilized. The utilization of the inherited net operating loss carryforwards and tax credits from periods on or before September 30, 1996 is limited on an annual basis due to a change in ownership of Marcam Corporation during fiscal 1996. The Company does not believe that this limitation will have a significant impact on its ability to utilize the net operating loss carryforwards or tax credits prior to their expiration. As of September 30, 1998, the Company had approximately $10.7 million of net operating loss carryforwards and approximately $2.5 million of research and experimentation and other credit carryforwards. Such carryforwards and tax credits expire between the years ending September 30, 1999 and September 30, 2013.

  Pursuant to the same tax sharing agreement, Marcam Solutions is generally responsible for certain state, local and foreign taxes for periods ended on or before the Distribution, and the Company is responsible for all other taxes for such periods. In addition, the Company is generally liable for any taxes arising out of the

Distribution. In the quarter ended September 30, 1997, the Company provided for income taxes arising out of the Distribution, principally foreign income taxes, expected to approximate $1.1 million, of which the Company paid $325,000 in fiscal 1998.

  As of September 30, 1998, the Company did not have any material commitments for capital expenditures.

  The Company believes that cash and cash equivalents on hand as of September 30, 1998, together with cash flows from operations and available borrowings under the Bank Credit Facility, will be sufficient to maintain its current level of operations for at least the next 12 months.

YEAR 2000 ISSUE

  Many existing computer hardware and software systems are designed to use only two digits to identify a year in date fields (e.g., "98" for "1998"). These systems may not properly recognize a year that begins with "20" instead of "19." If not corrected, these systems could fail or could create erroneous results when working with dates beyond the year 1999. This is commonly referred to as the "Year 2000 issue." The Company believes that the Year 2000 issue may affect the Company in two principal ways: through the Company's products and its operations.

 THE COMPANY'S READINESS STATUS

  The Company develops and markets software programs which are date sensitive and may be affected by the Year 2000 issue. The Year 2000 issue may also affect the demand for the Company's products and the spending patterns of the Company's customers.

  In July 1997, the Company received Information Technology Association of America 2000 ("ITAA 2000") certification, validating that the Company's development processes meet the information technology industry's best software development practices for addressing the Year 2000 issue. MAPICS XA releases since 1995 and the last release of MAPICS/DB have been converted and tested to be Year 2000 compliant. The Company believes that the products it currently produces adequately address the Year 2000 issue. The Company's Solution Partners have certified to the Company that their products are also Year 2000 compliant. However, the Company cannot assure that these products or future products that the Company or its Solution Partners develop contain or will contain all necessary date code changes or that errors will not be found in these products at a later time. The costs to resolve any resulting Year 2000 related errors could have a material adverse impact on the Company's business, financial condition and results of operations.

  Many hardware, operating system and application products developed by third parties interact or operate with MAPICS applications. In addition, customers or others may modify MAPICS products after they have been installed. The Company cannot assess the Year 2000 readiness of these hardware, operating system and application products or modified MAPICS products. If these products are not Year 2000 compliant, it could adversely affect the performance and functionality of the Company's applications that work with these products. While the Company would not be responsible for these Year 2000 problems, it is unable to assess the effect they may have on the Company's business, financial condition and results of operations.

  The Company believes that the Year 2000 issue has increased current demand for Year 2000 enabled hardware and software products, including those offered by the Company. However, this demand is likely to decrease once companies have repaired or replaced their existing systems which are not Year 2000 enabled. Demand may also decrease if customers are required to divert their resources to address other Year 2000 issues within their businesses. The Company is unable to quantify the effect that the demand for Year 2000 enabled products has had on its current business, financial condition and results of operations and cannot predict the effect that any increase or decrease in demand will have on the Company in the future.

  The Company principally relies on its MAPICS XA product to support its internal accounting, payables and invoicing operations. While MAPICS XA has been converted and tested to be Year 2000 compliant, the

Company also relies on third party systems developed by others for many of its critical internal operations. If these systems are not Year 2000 compliant, it may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's internal operations may also be affected by Year 2000 issues affecting third parties with whom the Company has relationships, including Affiliates, Solution Partners and other vendors (e.g., utilities, distributors, banks and other suppliers). A Year 2000 problem effecting one or more of these third parties may also have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company has assembled a Year 2000 taskforce made up of representatives from the Company's development, marketing, support, information systems, facilities, finance and legal departments to assess the Year 2000 readiness of the Company's internal operations and the readiness of third parties on which it relies. The taskforce has identified and assessed the Year 2000 readiness of most of the material information technology ("I/T") and non-information technology ("non-I/T") systems, including fax machines, phone switches and badge access readers, used internally as part of the Company's operations, but such work is ongoing. The taskforce has tested or will test these systems where feasible and practicable. The Company expects testing to be complete by the end of the first quarter of calendar 1999. The Company believes that it has the appropriate plans in place to achieve timely Year 2000 readiness for its internal systems. However, the Company's on-going assessment program may in the future reveal Year 2000 issues which are not currently identified or fully understood.

  The taskforce has also worked to identify those third parties on which the Company's operations materially rely. This includes the Company's Affiliates, Solution Partners and other suppliers. The taskforce has gathered written materials published by such third parties or otherwise communicated directly with such third parties in order to determine the Year 2000 readiness of their business operations or the readiness of the products or services they supply to the Company. While the taskforce has collected many responses and other materials from such third parties regarding their Year 2000 readiness, the process is ongoing. The Company expects to gather materials on all third parties with whom it relies by the end of the second quarter of calendar 1999. The Company is not certain that the Year 2000 issue will be properly and timely resolved by all of its suppliers, Affiliates, or Solution Partners, and if not so resolved, this could have a material impact on the Company's business, financial condition and results of operations.

 COMPANY COSTS TO ADDRESS THE YEAR 2000 ISSUE

  The Company has incurred approximately $330,000 in costs to make its products and internal systems Year 2000 compliant. It does not expect to incur material additional costs to remedy any remaining Year 2000 problems with its products and internal systems. However, the Company cannot currently assess the costs of remedying problems resulting from the Year 2000 issues of others. If the costs of remedying these Year 2000 problems proves to be significant, it may have a material adverse effect on the Company's business, financial condition and results of operations.

 RISKS

  The Company's customer operations are heavily dependent on the constant availability of telecommunications equipment and other utilities. As a result, the Company currently believes that the most reasonably likely worst case Year 2000 scenario would involve the temporary interruption of electric power, telephone or other utility supplies to the Company's headquarters or its other support operations facilities due to a failure of a utility supplier to be Year 2000 compliant. In addition, despite assurances and testing, it is also possible that the Company's internal systems or those of its Affiliates or its suppliers may not be Year 2000 ready. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition, "business interruption" litigation may arise out of the Year 2000 issue. The Company is not aware of any possible claim against it arising from instances of business interruption. However, the Company is uncertain how it may be affected by any such litigation. In particular, many of the Company's applications that are currently in use but were sold before the Company's 1995 application releases are not Year 2000 enabled. These applications are no longer supported by the Company. While the Company has made Year 2000 enabled replacement software available to most customers using older applications, it cannot assure that all of these customers are aware of the Year 2000 issue or that they have adopted these replacements or other remedies. In addition, it cannot assure that these customers will not bring Year 2000-related claims against the Company which, with or without merit, could be time consuming and expensive for the Company to defend or resolve. Any adverse outcome in any such litigation could subject the Company to significant liability. As a result, business interruption litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

 CONTINGENCY PLANS

  The Company has not yet established a contingency plan to address the most reasonably likely worst case scenario described above. Because the Company has not completed the testing of those internal systems which it can test feasibly and practically, and since it has not received all responses from those suppliers on which it relies, it has not fully assessed the potential Year 2000 exposures. Accordingly, the Company has not yet fully developed Year 2000 specific contingency plans. These plans will be developed in or before the third quarter of calendar 1999 if the foregoing assessment identifies a material business function that is substantially at risk.

CAUTIONARY STATEMENTS

  The continued assessment, progress and timing of the Company's Year 2000 readiness efforts and potential exposures as described above depend upon the cooperation and responsiveness of third parties, the accuracy and reliability of responses provided and testing procedures, and the availability of skilled resources, both internal and external, to address Year 2000 issues that exist or may arise. There can be no assurance that assessments to date will prove to be accurate. Serious deficiencies which are not currently identified or fully understood may arise in the future and may have a material adverse impact on the Company's business, financial condition and results of operations. The Company plans to continue its taskforce into the Year 2000 to assess Year 2000 issues affecting the Company, apprise management of the status of its findings and develop appropriate contingency plans where necessary in an effort to minimize the potential exposure of the Company to the Year 2000 issue.

EURO CONVERSION ISSUE

  On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to initiate the Euro Conversion. The Company has established a taskforce to conduct an internal analysis of the effects of the Euro Conversion on the Company's operations, but the Company is currently unsure of the potential impact that the Euro Conversion will have on its business, financial condition and results of operations, particularly as the Euro Conversion relates to the Company's European operations. See "--Factors Affecting Future Performance--The Conversion to a Single European Currency May Adversely Affect the Company."

INFLATION

  To date, the Company believes inflation has not had a material impact on the Company's operations.

RECENTLY ISSUED PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires businesses to disclose comprehensive income and its components in their general-purpose financial statements, with reclassification of comparative (earlier period) financial statements. The Company adopted SFAS No. 130 on October 1, 1998. For the fiscal years ended September 30, 1996, 1997 and 1998, there was no component of comprehensive income other than those included in net income as presented in the Company's statements of operations. As a result, the adoption of SFAS No. 130 is not expected to have a material impact on the presentation of comprehensive income in the Company's general-purpose financial statements.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company adopted SFAS No. 131 on October 1, 1998, and expects to make the required disclosures for the first time in its financial statements for the fiscal year ending September 30, 1999.

  In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued SOP 97-2 "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1. The Company adopted the provisions of SOP 97-2 on October 1, 1998. The Company believes that the adoption of SOP 97-2 will not have a material impact on its financial position, results of operations or financial statement disclosures.

  In March 1998, the AcSEC issued SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Statement distinguishes accounting for the costs of computer software developed or obtained for internal use from guidance under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company will adopt SOP 98-1 on October 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company's software capitalization policies, financial position, results of operations or financial statement disclosures.

                     FACTORS AFFECTING FUTURE PERFORMANCE

VARIOUS FACTORS OUTSIDE THE COMPANY'S CONTROL MAY AFFECT THE COMPANY'S OPERATING RESULTS AND CAUSE FLUCTUATIONS IN THE COMPANY'S QUARTERLY RESULTS

  The Company's future success depends on a number of factors, many of which are unpredictable and beyond its control. Moreover, many of these factors are likely to cause the Company's operating results, cash flows and liquidity to fluctuate significantly from quarter to quarter in the future. These factors include, among others:

  . the size and timing of the Company's license transactions the Company's license revenues in any quarter depend substantially on the number and size of orders booked and shipped to customers in that quarter;

  . the proportion of the Company's revenues attributable to fees for licenses versus fees for services;

  . the proportion of products licensed by the Company that are developed by the Company alone versus those developed by a third party alone or by the Company in collaboration with a third party;

  . how much money the Company must spend to improve its business and expand its operations;

  .    changes in the level of the Company's operating expenses;

  .    the amount of capital expenditures by the Company's customers;

  . delays in the purchase of the Company's products and services by its customers due to customers' budgetary constraints and the time customers often require to authorize purchases of the Company's products and services;

  .    the demand for the Company's products;

  . whether customers accept new and enhanced products and services offered by the Company;

  . how quickly the Company is able to develop new products and services that its customers require;

  . whether and how quickly alternative technologies, products and services introduced by the Company's competitors gain market acceptance;

  . the timing of the introduction of new or enhanced products offered by the Company or its competitors;

  . the ability of the Company's Affiliates to sell products or service additional sales;

  .    the competitive conditions in the Company's industry;

  .    whether the Company retains its key employees;

  . whether the Company's business is subject to disruptions resulting from Year 2000 computer problems; and

  . prevailing conditions in the ERP marketplace and other general economic and political factors.

  Due to one or more of these factors, the Company's operating results could fail to meet the expectations of securities analysts or investors. If that happens, the price of the Common Stock could decline materially.

THE COMPANY'S EXPECTED INCREASE IN ITS PRODUCT DEVELOPMENT EFFORTS WILL ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS

  The Company expects to increase its product development expenditures in the future in an effort to develop new or enhanced products and services. The increased product development efforts will adversely affect the Company's operating results because certain costs related to product development are charged to the Company's product development expense as they are incurred.

THE COMPANY'S QUARTERLY OPERATING RESULTS ARE SUBJECT TO SEASONAL FLUCTUATIONS AND ARE DIFFICULT TO PREDICT

  The Company's quarterly operating results are subject to seasonal fluctuations. The Company believes that in the first fiscal quarter (ending December 31), calendar year-end capital expenditures by certain customers of the Company and calendar year-end incentives provided by IBM to resellers of its hardware, which include many of the Company's Affiliates, increase the Company's overall license revenues. In the Company's fourth fiscal quarter (ending September 30), the incentives the Company provides to its employees through its sales compensation plans also increase the Company's license revenues. In addition, the Company's revenues occur predominantly in the third month of each quarter and tend to be concentrated in the latter half of that third month. As a result, the Company's quarterly operating results are difficult to predict. Delays in product delivery or in closings of sales near the end of a quarter could cause the Company's quarterly revenues to fall substantially short of the levels the Company anticipates. Moreover, the Company establishes its spending levels based on its expected future operating results. If results of operations are less than the Company anticipates, the Company may not be able to reduce spending levels proportionately. As a consequence, the Company's operating results, cash flows and liquidity will likely be adversely affected. These and other factors are likely to continue to affect the Company's results of operations.

  Due to these factors, the Company's operating results could fail to meet the expectations of securities analysts or investors. If that happens, the price of the Common Stock could decline materially.

THE COMPANY DEPENDS ON A NETWORK OF INDEPENDENT LOCAL COMPANIES TO SELL AND SUPPORT THE COMPANY'S PRODUCTS

  The Company markets and provides professional services for its products primarily through a network of more than 80 independent local Affiliates. As a result, the Company maintains a limited direct sales force. The Company relies on its Affiliates for sales, product implementation, customization and, outside North America, customer support services that are provided in conjunction with the Company. If the Company is unable to maintain effective long-term relationships with its Affiliates, or if its Affiliates fail to meet the needs of the Company's customers, the Company's business, financial condition and results of operations would be adversely affected.

  From time to time certain of the Company's competitors have established, and may continue to seek to establish, a comparable distribution channel, in part by attempting to attract the Company's Affiliates. The Company's agreements with its Affiliates are generally of short duration. In some instances, either the Company or its Affiliate can terminate an agreement. If the Affiliates reduce or discontinue their relationships with the Company or their support of the Company's products, the Company's business, financial condition and results of operations would be adversely affected.

  In addition, the ability of the Affiliates to meet the needs of the Company's customers depends upon their ability to attract, develop, motivate and retain highly skilled professionals and technical personnel. These personnel are in great demand and are likely to remain a limited resource for the foreseeable future. If the Affiliates are unable to attract and retain sufficient numbers of professional and technical personnel, it could adversely affect the Company's business, financial condition and results of operations.

THE MARKET FOR BUSINESS SOFTWARE IN THE MID-SIZED MANUFACTURING INDUSTRY IS HIGHLY COMPETITIVE

  The market for business software in the mid-sized manufacturing industry is highly competitive and changes rapidly. The market activities of industry participants, such as new product introductions, frequently result in increased competition. The Company targets its products and services primarily at the market for business applications software that is used with IBM's AS/400 series of computers. The Company's competitors offer a variety of products that address this and similar markets. The Company primarily competes with a large number of independent software vendors. These competitors include, among others, Baan Company N.V.; Computer

Associates, Inc.; Intentia AB; JBA Holdings Plc; J.D. Edwards & Company, Inc.; SAP AG and System Software Associates, Inc. The Company also competes with certain vendors of specialized applications. The Company may be unable to compete successfully with existing or new competitors.

  To be successful in the future, the Company must respond promptly and effectively to changes in technology. It must also respond to its competitors' innovations. Certain of the Company's competitors have significantly greater financial, marketing, service, support and technical resources than the Company. Certain of these competitors also have greater name recognition than the Company. Accordingly, the Company's competitors may be able to respond more quickly than the Company to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of products than the Company.

  The Company expects to face additional competition as other established and emerging companies enter the market for business software that is used with IBM's AS/400 series of computers and as new products and technologies are introduced. In addition, current and potential competitors may make acquisitions or establish alliances among themselves or with others. These acquisitions or alliances could increase the ability of competitors' products to address the needs of the Company's current or prospective customers. As a result, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain a significant share of the ERP market. For the Company, this could result in fee rate reductions, the loss of current or prospective customers, fewer customer orders and reduced net income. In addition, the Company principally relies on its network of Affiliates for the implementation and support of its products. If the Affiliates fail to maintain sufficiently high quality standards, the Company's reputation and competitive position could weaken. Any or all of these events could materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY DEPENDS ON ITS RETENTION OF KEY PERSONNEL AND ITS ABILITY TO ATTRACT AND RETAIN OTHER QUALIFIED PERSONNEL

  The Company's future performance depends upon the continued service of a number of senior management and key technical personnel. The loss or interruption of the services of one or more key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial results also will depend upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. The Company currently maintains no key-person life insurance on any of its key employees.

  Competition for qualified personnel is intense and is likely to intensify in the future. The Company competes for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than those of the Company. The Company has at times experienced and continues to experience difficulty recruiting and retaining qualified personnel. If the Company is unable to hire and retain qualified personnel in the future, it could materially and adversely affect its business, financial condition and results of operations.

THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY MANAGE ITS GROWTH

  The Company's business has grown rapidly in the last four years. This recent growth has strained, and may continue to strain, the Company's management and systems. The Company's future operating results depend in part on the ability of its officers and other key employees to continue to implement and improve the Company's operational and financial controls, to expand, train and manage its employees effectively and to successfully develop new products and enhancements to existing products. The Company's growth also depends upon its Affiliates' ability to grow, to manage this growth and to implement the Company's products in response to the projected demands of the Company's customers. The Company cannot assure that it or its Affiliates will be able to manage any future expansion successfully. If the Company and its Affiliates are unable to do so, it would materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY IS SUBJECT TO RISKS RESULTING FROM RAPID TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS

  The market for the Company's ERP software products is constantly changing. These changes include, among others:

  .  rapid technological advances,

  . evolving industry standards in computer hardware and software technology,

  .  changes in customer requirements and

  .  frequent new product introductions and enhancements.

  The Company's future success depends upon its ability to continue to enhance its products. Its success also depends upon its ability to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, the Company must anticipate and respond adequately to advances in standard business applications software, client/server solutions, object-oriented technology and Internet technology. If the Company is unable to develop and market new products and product enhancements that achieve market acceptance on a timely and cost-effective basis, it could materially and adversely affect its business, financial condition and results of operations.

  As a result of the high level of functionality and performance demanded by ERP software customers, major new products and product enhancements can require long development and testing periods. Despite testing, however, the complex ERP software programs offered by the Company may contain errors that customers discover only after the programs have been installed and used. Undetected errors may impair the market acceptance of the Company's products or adversely affect the Company's business, financial condition and results of operations. Problems encountered by customers installing and implementing the Company's new products or releases or with the performance of new products, including product functionality, product response time and program errors, also could adversely affect the Company's business, financial condition and results of operations.

THE COMPANY'S PRODUCT DEVELOPMENT AND ENHANCEMENT EFFORTS DEPEND IN PART ON OTHER SOFTWARE COMPANIES

  The Company developed several of its applications in collaboration with other software companies, referred to by the Company as "Solution Partners." The Company expects to continue to rely on Solution Partners for the development of additional applications. Generally, Solution Partners continue to own the rights to, and maintain, the technology underlying the applications but license the technology to the Company. Under a license agreement between the Company and a Solution Partner, the Company ordinarily is obligated to pay a royalty to the Solution Partner for sales of the applications developed by the Solution Partner. If the Company fails to pay the required royalty when due or otherwise breaches the license agreement, the Solution Partner may terminate the agreement. The unwillingness of a Solution Partner to renew its agreement or the termination of an agreement with a Solution Partner could adversely affect the Company's business, financial condition and results of operations. In addition, the Company is generally entitled to obtain a non-exclusive license to the source code for an application if the Solution Partner fails to maintain or update the application, goes out of business or otherwise breaches the terms of the license agreement. The Company, however, may not be able to maintain or upgrade the application adequately or on a timely basis. If the Company is not able to do so, it could adversely affect its business, financial condition and results of operations.

  The Company's success depends in part on its continued ability to license applications from Solution Partners. However, Solution Partners may not be available to develop or support applications for the Company in the future. Even if available, Solution Partners may not complete applications for the Company on a timely basis and within acceptable guidelines. Accordingly, the Company cannot assure that it will be able to license applications from Solution Partners on terms acceptable to the Company, or at all.

  As part of its strategy to develop new applications, the Company recently commenced a joint development relationship with another software company, referred to by the Company as a "Technology Alliance." Through a Technology Alliance, the Company shares the development costs of an application and acquires rights to it. The Company also builds development expertise for the application internally so that it can enhance and support the application. Technology Alliances involve a number of risks. These risks include, among others:

  . the Company's investment of substantial resources in Technology Alliances may divert resources from other areas of the Company's business;

  .  the Company may fail to realize the intended benefits of Technology
     Alliances;

  . the Company will increase its reliance on others for product development and support;

  . the Company may be required to pay license fees or royalties to a third party for the use of applications or other technology developed through a Technology Alliance;

  .  the Company may lose key employees to partners in Technology Alliances;
     and

  . the Company may inadvertently transfer its proprietary technology to partners in Technology Alliances, some or all of which may be or become competitors of the Company.

  A partner in a Technology Alliance may also have or develop a relationship with the Company's existing or prospective customers. The partner could use this relationship to become a competitor of the Company. If the partner is already a competitor of the Company, it may use this relationship to enhance its competitive position. The partner could, as a competitor or otherwise, cause the Company to lose existing or prospective customers. The Company cannot assure that it will be successful in identifying and entering into Technology Alliances. In addition, it cannot assure that, if entered into, Technology Alliances will provide the results the Company expects. Moreover, if the Company successfully identifies and enters into Technology Alliances, the occurrence of any of the events described above could materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY DEPENDS ON IBM'S A/S 400 SERIES OF COMPUTERS AND MAY NOT BE ABLE TO EFFECTIVELY DEVELOP PRODUCTS THAT USE INDEPENDENT SERVER PLATFORMS

  Substantially all of the Company's revenues have been derived from products designed to operate primarily on IBM's AS/400 series of computers and the related OS/400 operating system. Therefore, the Company's future revenues from initial and periodic license fees will primarily depend upon the continued widespread use of the AS/400 series of computers and IBM's continued support of these computers. Any decline in customers' use or in IBM's support and marketing of the AS/400 series of computers would adversely affect the Company's business, financial condition and results of operations. The Company has devoted a significant part of its resources to develop and support business software that uses the AS/400 series of computers. The Company's future success depends in part on its continued devotion of significant resources to further develop and support products that are used on these computers.

  The Company plans to develop new products for use on independent server platforms, as well as the A/S 400 series of computers. However, the Company's existing and potential new customers may not choose to purchase the Company's products if the customers decide to use independent server platforms instead of the A/S 400 series of computers. If a significant number of the Company's existing or potential customers decide to use independent server platforms, the Company would be required to expend substantial resources to develop new software that could be used on these platforms. This expenditure would materially and adversely affect the Company's business, financial condition and results of operations. Moreover, the Company may not be able to develop the required new software on a timely basis, or at all. This would likely result in the loss of existing and potential customers and would materially and adversely affect the Company's business, financial condition and results of operations. Similarly, to retain its AS/400 customers, the Company may be required to adapt its products to any changes made in the OS/400 operating system in the future. If the Company is unable to adapt to these future changes, or the Company delays in doing so, it could materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY IS SUBJECT TO RISKS ASSOCIATED WITH MAKING ACQUISITIONS AND MAY NOT BE ABLE TO GROW THROUGH ACQUISITIONS

  As part of its business strategy, the Company continually evaluates potential acquisitions of complementary technologies, products and businesses in the ERP market. In its pursuit of acquisitions, the Company may be unable to:

  .  identify suitable acquisition candidates;

  . compete for acquisitions with other companies, many of which have substantially greater resources than the Company;

  .  obtain sufficient financing on acceptable terms to fund acquisitions;

  .  complete the acquisitions;

  .  complete the acquisitions on terms favorable to the Company;

  . integrate acquired technologies, products and businesses into its existing operations; and

  .  profitably manage acquired technologies, products and businesses.

  Acquisitions may also involve a number of risks including, among others, that:

  . technologies, products or businesses acquired by the Company may not perform as expected;

  . technologies, products or businesses acquired by the Company may not achieve levels of revenues, profitability or productivity comparable to those of the Company's existing technologies, products and operations;

  .  acquisitions may adversely affect the Company's results of operations;

  . acquisitions may divert the attention of management and the Company's resources;

  . the Company may experience difficulty in assimilating the acquired operations and personnel; and

  . the Company may experience difficulty in retaining, hiring and training key personnel.

  Any or all of these risks could materially and adversely affect the Company's business, financial condition or results of operations. Currently the Company is not a party to any written agreements with regard to any material acquisitions.

THE COMPANY IS SUBJECT TO RISKS ARISING FROM THE DISTRIBUTION AND ITS RELATIONSHIP WITH MARCAM SOLUTIONS

  The Company has entered into agreements with Marcam Solutions that govern certain aspects of their relationship on an ongoing basis. For example, these agreements contain provisions which require the Company and Marcam Solutions to indemnify each other for certain liabilities, including liabilities related to the Distribution. These agreements may be material to the conduct of the Company's business. In addition, prior to the Distribution, the business currently conducted by Marcam Solutions was conducted through Marcam Corporation, the Company's predecessor. As a result, the Company may become liable for the obligations and other liabilities of Marcam Solutions arising from conduct prior to the Distribution. If, for example, Marcam Solutions cannot satisfy its obligations to third parties under agreements entered into prior to the Distribution, the Company may become liable for these obligations. If Marcam Solutions fails to perform these obligations and satisfy these liabilities, it may materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY'S FINANCIAL INFORMATION AS OF DATES AND FOR PERIODS PRIOR TO THE DISTRIBUTION MAY HAVE ONLY LIMITED RELEVANCE

  The MAPICS business has operated as a separate, stand-alone company since July 29, 1997, the date of the Distribution. In preparing the Company's combined financial statements and other financial information as of dates and for periods prior to the Distribution, management has allocated certain expenses based on its estimates of the cost of services Marcam Corporation provided to the MAPICS business prior to the Distribution. As a result, the combined financial statements and other financial information as of dates and for periods prior to the Distribution may not be comparable to the Company's financial statements and other financial information as of dates and for periods after the Distribution. Moreover, the combined financial statements and other financial information may not reflect the Company's financial position, results of operations and cash flows in the future. In particular, the Company's combined financial statements and other financial information as of dates and for periods prior to the Distribution:

  . may not indicate what the Company's results of operations, financial position and cash flows would have been had the MAPICS business been a separate, stand-alone entity as of those dates and for those periods;

  . contain allocations of certain costs and expenses based on management's estimates of the cost of services provided to the MAPICS business by Marcam Corporation;

  . do not reflect the changes in the Company's financial position, results of operations and cash flows resulting from the Distribution and the related transactions; and

  . include certain assets, liabilities, revenues and expenses that were not historically recorded at the entity level by Marcam Corporation, but were associated with the MAPICS business.

THE COMPANY DEPENDS ON THE WORLDWIDE MANUFACTURING INDUSTRY

  The Company's business depends substantially upon the capital expenditures of mid-sized manufacturers. In turn, these expenditures depend in part upon the demand for these manufacturers' products. A recession or other adverse event affecting the worldwide manufacturing industry could cause manufacturers in the Company's target market to reduce or postpone capital expenditures on business information systems. This change in the amount or timing of capital expenditures by mid-sized manufacturers could materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY MAY NOT BE SUCCESSFUL IN PROTECTING ITS PROPRIETARY RIGHTS OR IN AVOIDING CLAIMS THAT IT INFRINGES THE PROPRIETARY RIGHTS OF OTHERS

  The Company's success depends heavily upon the protection of its proprietary software. The Company relies on a combination of copyright, trademark and trade secret laws and license and non-disclosure agreements to establish and protect its proprietary rights in its products. To further protect these rights, the Company (1) enters into confidentiality and/or license agreements with its employees, distributors, contractors, customers and potential customers and (2) limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, an unauthorized person could copy or reverse-engineer certain portions of the Company's products or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, the Company cannot assure that its steps to protect its software will be adequate. Moreover, the Copmany's competitors may independently develop software products that are substantially equivalent or superior to the Company's software products.

  The Company may receive notices claiming that it is infringing the proprietary rights of others. Third parties could also institute legal proceedings against the Company claiming that the Company's current or future products infringe their proprietary rights. Alternatively, the Company may make claims or initiate litigation against others for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any claims against the Company, with or without merit, or claims by the Company against others could be time consuming and expensive to defend, prosecute or resolve. In addition, these claims could cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of the claims. Moreover, an adverse outcome in litigation or a similar adversarial proceedings could (1) subject the Company to significant liabilities to others, (2) require the Company to allocate significant resources to develop non-infringing technology, (3) require disputed rights to be licensed from others or (4) prohibit the Company from using certain marketing materials or products. If the Company is required to license proprietary rights from others or it wishes to do so, the Company cannot assure that the necessary licenses will be available on terms that are acceptable to the Company, or at all. One or more of these events could materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY IS SUBJECT TO THE RISK OF PRODUCT LIABILITY CLAIMS

  The Company's products are generally used to manage data critical to large organizations. As a result, the Company's development, sale and support of products may entail the risk of product liability claims. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, these provisions may not be effective under the laws of all jurisdictions. The insurance maintained by the Company may not be sufficient in scope or amount to cover all personal injury, property damage and other claims if the limitations on the Company's liability contained in its license agreements are ineffective. A successful product liability claim brought against the Company could therefore materially and adversely affect the Company's business, financial condition and results of operations. In addition, defending such a suit, regardless of its merits, could require the Company to incur substantial expense and require the time and attention of key management personnel. This could also materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY'S STOCK PRICE WILL FLUCTUATE, AND COULD FLUCTUATE SIGNIFICANTLY

  The market price of the Common Stock has fluctuated significantly in the past and will continue to fluctuate in the future. Various factors and events have caused this fluctuation and are likely to continue to cause the market price of the Common Stock to fluctuate. These include, among others:

  . quarterly variations in the Company's actual or anticipated operating results;

  .  the depth and liquidity of the trading market for the Common Stock;

  .  growth rates;

  .  changes by securities analysts in estimates regarding the Company;

  .  conditions in the ERP industry;

  .  the condition of the stock market;

  .  announcements by the Company's competitors;

  .  regulatory actions affecting the Company; and

  .  general economic conditions.

  In addition, from time to time the stock market experiences significant price and volume fluctuations. Stock market fluctuations have particularly affected the stock prices of technology companies, such as the Company. These fluctuations may be unrelated to the operating performance of these companies. Furthermore, the Company's operating results and prospects from time to time may be below the expectations of securities analysts and investors. Any such event could cause the market price of the Common Stock to decline materially.

THE COMPANY'S INTERNATIONAL OPERATIONS SUBJECT THE COMPANY TO A NUMBER OF
RISKS

  A material portion of the Company's business comes from outside the United States. The Company believes that its continued growth and profitability will require expansion of its sales in international markets. To expand international sales successfully, the Company has invested, and will continue to invest, substantial resources to (1) grow its existing foreign operations,
(2) establish new foreign operations, (3) improve existing or establish new Affiliate relationships and (4) hire additional personnel. International expansion of the Company's operations has required, and will continue to require, the Company to localize its applications and translate them into foreign languages. If the Company cannot expand its international operations or localize and translate its applications in a timely and accurate manner, it is likely to impact negatively the Company's operating results. In addition, even if the Company successfully expands its international operations, the Company cannot assure that it will be able to maintain or increase its international market presence or demand for its products.

  Risks inherent in the Company's international business activities include, among others:

  .  the imposition of government controls;

  .  restrictions on the export of critical technology;

  . political and economic instability (including fluctuations in foreign currency exchange rates and devaluation of foreign currencies);

  .  trade restrictions;

  .  difficulties in staffing international offices;

  .  difficulty in collecting or the inability to collect license fees;

  . longer accounts receivable payment collection cycles in certain countries;

  . burdens of complying with a wide variety of foreign laws and regulations;

  .  management of an organization spread over various countries;

  .  unexpected changes in regulatory requirements;

  .  overlap of different tax structures; and

  . effective copyright, trademark and trade secret protection may not be available in every foreign country in which the Company sells its products.

  Any or all of these risks could materially and adversely affect the Company's business, financial condition and results of operations.

  As a result of the continued expansion of the Company's international operations, the fluctuations in the value of foreign currencies in which the Company conducts its business may cause the Company to experience currency transaction gains and losses. To date, currency transaction gains and losses have not been material to the Company. However, because of the number of foreign currencies involved, the Company's constantly changing currency exposure and the volatility of currency exchange rates, the Company cannot predict the effect of exchange rate fluctuations upon its future operating results. These currency risks could materially and adversely affect the Company's business, financial condition and results of operations.

THE CONVERSION TO A SINGLE EUROPEAN CURRENCY MAY ADVERSELY AFFECT THE COMPANY

  On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to adopt the euro as their common legal currency. The Company has established a taskforce to conduct an internal analysis of the effects that this conversion to a single European currency will have on the Company. Currently, however, the Company is unsure of the potential impact that the conversion will have on its business, particularly as the conversion relates to its European operations. The conversion may involve a number of risks for the Company, including:

  . increased costs of conducting business during an initial transition period in which the operations of the Company and others will be conducted in both existing or "legacy" currencies and the euro;

  . increased competition resulting from greater access of competitors to European markets and the consolidation of competitors' operations to pursue economies of scale by treating Europe as a single market;

  . the participating countries' pursuit of a single monetary policy through a central European bank;

  . increased risks of conducting business in multiple currencies resulting from, among other things, changes in currency exchange costs;

  . difficulty for the Company and others in the performance of contracts requiring payments in legacy currencies;

  . whether the Company will realize taxable gains, and the timing of this realization, for its financial instruments that are denominated in legacy currencies;

  . third parties such as the Company's customers, suppliers and service providers may be unable to operate using the euro; and

  . during the transition from the legacy currencies to the euro, these third parties may be unable to operate using both legacy currencies and the euro.

  Any or all of these risks could materially and adversely affect the Company's business, financial condition and results of operations.

FAILURE TO OBTAIN YEAR 2000 COMPLIANCE MAY HAVE ADVERSE EFFECTS ON THE COMPANY

  Many existing computer hardware and software systems are designed to use only two digits to identify a year in date fields (e.g., "98" for "1998"). These systems may not properly recognize a year that begins with "20" instead of "19." If not corrected, these systems could fail or could create erroneous results when working with dates beyond the year 1999. This is commonly referred to as the "Year 2000 issue."

  The Company is subject to a number of risks resulting from the Year 2000 issue including, among others, that:

  . existing and future products developed by the Company and its Solution Partners may not contain all necessary date code changes to address the Year 2000 issue;

  . existing and future products developed by the Company and its Solution Partners may contain errors related to the Year 2000 issue that are not discovered until a later time;

  . hardware, operating system and application products developed by others that interact with MAPICS applications may not be Year 2000 compliant and may adversely affect these MAPICS applications;

  . MAPICS products that have been modified by customers or others after the products have been installed may not be Year 2000 compliant as a result of these modifications;

  . demand for the Company's products is likely to decrease once companies have repaired or replaced their existing systems which are not Year 2000 enabled;

  . demand for the Company's products may decrease if customers are required to divert their money and other resources to address Year 2000 issues;

  . the systems used by the Company for its own operations, some of which have been developed by others, may not be Year 2000 compliant;

  . the Company's operations may be impacted by Year 2000 issues affecting others with whom the Company has relationships, including Affiliates, Solution Partners and other vendors (e.g., utilities, distributors, banks and other suppliers);

  . purchasers of the Company's products that were sold before the Company's 1995 application releases, which are not Year 2000 enabled, may bring Year 2000-related claims against the Company; and

  . customers and others whose operations are interrupted by Year 2000 problems involving the Company's products may institute "business interruption" litigation against the Company.

  Any or all of these risks could materially and adversely affect the Company's business, financial condition and results of operations.

  The Company depends on the constant availability of telecommunications equipment and other utilities to service its customers. As a result, the Company currently believes that the most reasonably likely worst case Year 2000 scenario would involve the temporary interruption of electric power, telephone or other utility supplies to the Company's headquarters or its other customer support facilities due to a failure of a utility supplier to be Year 2000 compliant. Such a failure could materially and adversely affect the Company's business, financial condition and results of operations.

  The foregoing description of risks to the Company resulting from the Year 2000 issue are based on the Company's best current assessment. The Company cannot assure that this assessment will prove to be accurate. Additional problems related to the Year 2000 issue which the Company has not yet identified or fully understands may arise in the future. These additional problems may cause the Company's current assessment of the Year 2000 issue to be incorrect. They may also materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY HAS ADOPTED MEASURES THAT HAVE ANTI-TAKEOVER EFFECTS AND COULD LIMIT THE PRICE OF THE COMPANY'S STOCK

  Georgia law and the Company's Articles of Incorporation, Bylaws and shareholder rights plan contain provisions that may (1) make it more difficult for a third party to acquire the Company, (2) discourage acquisition bids for the Company, (3) discourage changes in the Company's management and (4) limit the price that investors are willing to pay for shares of the Common Stock. The most significant of these provisions are described below.

 Certain provisions of Georgia law have anti-takeover effects.

  Georgia law prohibits the Company from entering into certain business combination transactions with any person for a period of five years from the date the person became an "interested shareholder," unless certain requirements are satisfied. Generally, an "interested shareholder" is any person that owns at least 10% of the outstanding voting stock of the Company, other than the Company and its subsidiaries. Georgia law also requires that each of these transactions (1) meets certain fair price criteria and other tests or (2) meets certain requirements relating to approval of the transaction by the Company's board of directs and shareholders.

 The Company has issued preferred stock and may issue additional preferred stock in the future.

  The Company has issued shares of its preferred stock in the past and may issue additional shares of preferred stock in the future without further shareholder approval. Any future issuance of preferred stock will have the terms, conditions, rights, privileges and preferences that the Company's board of directors determines. The rights of holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of the preferred stock.

 The Company's Articles of Incorporation and Bylaws contain additional provisions that have anti-takeover effects.

  The Company's board of directors is divided into three classes. Each class serves for a staggered three-year term. In addition, a director may only be removed from the board for cause and upon the vote of at least 80% of all classes of stock entitled to vote in the election of the director. This classification of the Company's board of directors and limitation on the removal of directors could make it more difficult for a potential acquiror of the Company to gain control of the Company's board of directors. The Company's Articles of Incorporation and Bylaws contain additional provisions that have anti-takeover effects.

 The Company has adopted a shareholder rights plan.

  The Company has adopted a shareholder rights plan under which it has distributed to its shareholders rights to purchase shares of its Series F Junior Participating Preferred Stock. If certain triggering events occur, the holders of the rights will be able to purchase shares of Common Stock at a price substantially discounted from the then applicable market price of the Common Stock. The shareholder rights plan could increase a potential acquirer's costs of effecting a merger of the Company or a tender offer for its outstanding securities that is not approved by the Company's board of directors. These increased costs could prevent or discourage such a transaction, even though the Company's shareholders want to vote in favor of the merger or participate in the tender offer.

SHARES OF THE COMPANY'S OUTSTANDING STOCK ARE CURRENTLY ELIGIBLE FOR FUTURE SALE AND CERTAIN HOLDERS OF THE COMPANY'S SECURITIES HAVE REGISTRATION RIGHTS

  Sales of a substantial number of shares of Common Stock, or the prospect of these sales, could adversely affect the market price of the Common Stock. These sales or the prospect of these sales could also impair the Company's ability to raise needed funds in the capital markets at a time and price favorable to the Company. As of December 1, 1998, the Company had a total of 20,323,742 shares of Common Stock outstanding, most of which are freely tradable without restriction under the Securities Act of 1933. The remaining outstanding shares will be eligible for sale in the public market at various times pursuant to Rule 144 of the Securities and Exchange Commission.

  As of December 1, 1998, the Company had options outstanding under its stock option plans for the purchase of a total of 3,146,225 shares of Common Stock at a weighted average exercise price of $12.05 per share. The Company had reserved an additional 895,191 shares of Common Stock that it may issue upon the exercise of options granted in the future under these plans. It had also reserved 185,184 shares of Common Stock that it may issue under its employee stock purchase plan. The Company has in effect a registration statement under the Securities Act of 1933 covering its issuance of shares upon the exercise of these outstanding options and the Company's issuance of shares under its employee stock purchase plan. All of these shares will be freely tradable in the public market, except for shares held by affiliates of the Company, which will be eligible for public sale at various times pursuant to Rule 144 of the Securities and Exchange Commission.

  The Company has in effect a registration statement under the Securities Act of 1933 covering the sale of 526,309 shares of Common Stock that the Company will issue upon the exercise of warrants. These warrants are exercisable at a price of $6.50 per share. In addition, affiliates of General Atlantic Partners, LLC have "demand" and "piggy back" registration rights for (1) 1,000,000 shares of Common Stock the Company will issue upon the exercise of warrants that are exercisable at a price of $11.53 per share, (2) 1,499,990 shares of Common Stock the Company will issue upon the conversion of its convertible preferred stock and (3) 1,500,010 shares of Common Stock. The demand registration rights permit the holders of these securities to require the Company to register the sale of this Common Stock under the Securities Act of 1933. The piggy back registration rights permit the holders of these securities to participate in any registration by the Company of the Common Stock under the Securities Act of 1933. Another shareholder of the Company also has piggy back registration rights for 250,000 shares of Common Stock the Company will issue upon the conversion of its convertible preferred stock. If these holders require the Company to include their shares in a Company-initiated registration, it could adversely affect the Company's ability to raise needed capital in the public market at a time and price favorable to the Company.

  The 1,749,990 shares of Common Stock underlying the Company's convertible preferred stock and the 1,500,010 shares of Common Stock held directly by affiliates of General Atlantic Partners, LLC currently are eligible for sale in the public market subject to the conditions of Rule 144 of the Securities and Exchange Commission. In addition, the 1,000,000 shares of Common Stock underlying the warrants held by affiliates of General Atlantic Partners, LLC will be eligible for sale in the public market at any future time or times permitted by Rule 144.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company does not engage in trading market risk sensitive instruments. The Company also does not purchase, for investment, hedging or for purposes "other than trading," instruments that are likely to expose it to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk, except as discussed in the following paragraph. The Company has issued no debt instruments, entered into no forward or futures contracts, purchased no options and entered into no swaps, except as discussed in the following paragraph.

  The Company's foreign operations, primarily those in western Europe, generate cash which is denominated in foreign currencies. At September 30, 1997 and 1998, cash denominated in foreign currencies was $1,867,000 and $2,055,000, respectively. From time to time during fiscal 1998, the Company entered into forward exchange contracts as a hedge against the foreign currency exchange risk on cash and net receivables denominated in certain foreign currencies. The Company had no open forward exchange contracts at September 30, 1998 or at the end of any fiscal quarter during the year ended September 30, 1998. Moreover, the Company believes that its exposure to foreign currency exchange rate risk at September 30, 1998 was not material. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--The Company's International Operations Subject the Company to a Number of Risks."

  The Company has minimal interest rate risk. A change in either the lender's Base Rate or LIBOR would affect the rate at which the Company could borrow funds under the Bank Credit Facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The following is a list of the Consolidated Financial Statements and Supplemental Financial Information appearing herein:

                                                                          PAGE
                                                                          ----
   Report of Independent Accountants.....................................  43
   Consolidated Balance Sheets as of September 30, 1997 and 1998.........  44
   Consolidated Statements of Operations for the years ended September
    30, 1996, 1997 and 1998..............................................  45
   Consolidated Statements of Equity for the years ended September 30,
    1996, 1997 and 1998..................................................  46
   Consolidated Statements of Cash Flows for the years ended September
    30, 1996, 1997 and 1998..............................................  47
   Notes to Consolidated Financial Statements............................  48
   Supplemental Financial Information....................................  72

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of MAPICS, Inc.:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and equity and of cash flows present fairly, in all material respects, the financial position of MAPICS, Inc. and Subsidiaries at September 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Atlanta, Georgia
October 26, 1998, except as
to note 18 for which the
date is October 29, 1998

                         MAPICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1997      1998
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $  5,562  $ 33,442
  Accounts receivable, net of allowances of $1,702 in 1997
   and $1,989 in 1998 (Note 3).............................   30,364    35,879
  Prepaid expenses and other current assets................    2,583     4,600
  Deferred income taxes, net (Note 9)......................    1,341     1,462
                                                            --------  --------
    Total current assets...................................   39,850    75,383
  Property and equipment, net (Note 4).....................    3,562     5,038
  Computer software costs, net (Note 5)....................   16,615    19,554
  Other intangible assets, net (Note 6)....................    4,809     4,292
  Deferred income taxes, net (Note 9)......................   12,134     5,775
                                                            --------  --------
    Total assets........................................... $ 76,970  $110,042
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $  6,955  $  8,499
  Accrued expenses and other current liabilities (Note 7)..   20,174    23,496
  Deferred revenues........................................   25,134    31,106
                                                            --------  --------
    Total current liabilities..............................   52,263    63,101
                                                            --------  --------
Commitments and contingencies (Notes 10, 15 and 18)
Shareholders' equity (Note 11):
  Preferred stock, $1.00 par value; 1,000 shares authorized
   Series D convertible preferred stock, 225 shares issued
    and outstanding (liquidation preference of $16,955)....      225       225
   Series E convertible preferred stock, 100 shares issued
    and outstanding (liquidation preference of $7,536).....      100       100
  Common stock, $0.01 par value; 50,000 shares authorized;
   18,499 shares issued and outstanding at September 30,
   1997; 18,891 shares issued and 18,762 shares outstanding
   at September 30, 1998...................................      185       189
  Additional paid-in capital...............................   56,887    61,670
  Accumulated deficit......................................  (32,690)  (13,962)
  Treasury stock-at cost, 129 shares at September 30,
   1998....................................................      --     (1,281)
                                                            --------  --------
    Total shareholders' equity.............................   24,707    46,941
                                                            --------  --------
    Total liabilities and shareholders' equity............. $ 76,970  $110,042
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         MAPICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEARS ENDED SEPTEMBER
                                                               30,
                                                     -------------------------
                                                      1996    1997      1998
                                                     ------- -------  --------
Revenues:
  License........................................... $45,341 $56,368  $ 79,189
  Services..........................................  32,261  39,036    50,552
                                                     ------- -------  --------
    Total revenues..................................  77,602  95,404   129,741
                                                     ------- -------  --------
Operating expenses:
  Cost of license revenues..........................   6,913   9,816    13,108
  Cost of services revenues.........................   9,499  11,838    14,873
  Selling and marketing.............................  27,851  31,905    48,111
  Product development...............................   6,398  10,259    15,073
  General and administrative........................   5,965   8,256     8,884
                                                     ------- -------  --------
    Total operating expenses........................  56,626  72,074   100,049
                                                     ------- -------  --------
Income from operations..............................  20,976  23,330    29,692
Other:
  Interest income...................................     --       45       816
  Interest expense..................................     --     (263)      (56)
                                                     ------- -------  --------
Income before income tax expense (benefit)..........  20,976  23,112    30,452
Income tax expense (benefit) (Note 9)...............   8,076  (6,004)   11,724
                                                     ------- -------  --------
Net income.......................................... $12,900 $29,116  $ 18,728
                                                     ======= =======  ========
Pro forma for 1996 and 1997 (Note 2):
  Net income per common share (basic) (Note 2)...... $  0.82 $  1.79  $   1.01
                                                     ======= =======  ========
  Net income per common share (diluted) (Note 2).... $  0.70 $  1.47  $   0.81
                                                     ======= =======  ========
  Weighted average number of common shares
   outstanding (basic) (Note 2).....................  15,717  16,239    18,579
                                                     ======= =======  ========
  Weighted average number of common shares and
   common equivalent shares outstanding (diluted)
   (Note 2).........................................  18,514  19,810    23,100
                                                     ======= =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         MAPICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EQUITY
                                 (IN THOUSANDS)

                          SERIES D AND E
                           CONVERTIBLE                                             RETAINED
                         PREFERRED STOCK    COMMON STOCK   ADDITIONAL    NET       EARNINGS   TREASURY STOCK
                         ---------------- ----------------  PAID-IN   TRANSFERS  (ACCUMULATED --------------   TOTAL
                         SHARES PAR VALUE SHARES PAR VALUE  CAPITAL     COST       DEFICIT)   SHARES  COST     EQUITY
                         ------ --------- ------ --------- ---------- ---------  ------------ ------ -------  --------
Balance as of
 September 30, 1995.....                                              $ (7,206)    $ 18,698                   $ 11,492
 Net transfers to Marcam
  Corporation...........                                               (15,199)                                (15,199)
 Net income.............                                                             12,900                     12,900
                                                                      --------     --------                   --------
Balance as of September
 30, 1996...............                                               (22,405)      31,598                      9,193
 Net transfers to Marcam
  Corporation...........                                                (6,999)                                 (6,999)
 Transfer of cash to
  Marcam Solutions......                                               (39,000)                                (39,000)
 Assumption of Marcam
  Corporation's
  subordinated notes....                                               (25,000)                                (25,000)
 Assumption of Marcam
  Corporation's capital
  stock.................  325     $325    11,547   $115                 93,404      (93,404)                       440
 Net income.............                                                              8,444                      8,444
                          ---     ----    ------   ----               --------     --------                   --------
Balance as of July 29,
 1997...................  325      325    11,547    115               $    --       (53,362)                   (52,922)
                                                                      ========
 Issuance of common
  stock, net of costs...                   6,900     69     $55,892                                             55,961
 Stock options
  exercised.............                      52      1         451                                                452
 Cumulative tax benefit
  associated with
  exercise of stock
  options (Note 17).....                                        544                                                544
 Net income.............                                                             20,672                     20,672
                          ---     ----    ------   ----     -------                --------                   --------
Balance as of September
 30, 1997...............  325      325    18,499    185      56,887                 (32,690)                    24,707
 Stock options
  exercised.............                     359      4       3,287                                              3,291
 Employee stock
  purchases.............                      31    --          333                                                333
 Stock issued to
  directors.............                       2    --           29                                                 29
 Tax benefit associated
  with exercise of stock
  options and stock
  awards
  (Note 17).............                                        903                                                903
 Deferred stock
  compensation..........                                        231                                                231
 Treasury stock
  acquired..............                                                                       129   $(1,281)   (1,281)
 Net income.............                                                             18,728                     18,728
                          ---     ----    ------   ----     -------                --------    ---   -------  --------
Balance as of September
 30, 1998...............  325     $325    18,891   $189     $61,670                $(13,962)   129   $(1,281) $ 46,941
                          ===     ====    ======   ====     =======                ========    ===   =======  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                         MAPICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  YEARS ENDED SEPTEMBER 30,
                                                  ----------------------------
                                                    1996      1997      1998
                                                  --------  --------  --------
Cash flows from operating activities:
 Net income...................................... $ 12,900  $ 29,116  $ 18,728
 Adjustments to reconcile net income to net cash
  provided by
  operating activities:
  Depreciation...................................      954     1,394     1,852
  Amortization...................................    3,788     5,708     7,537
  Provision for bad debts........................      399       956       570
  Deferred income taxes..........................      688   (13,815)    7,141
  Deferred stock compensation....................      --        --        231
  Stock issued to directors......................      --        --         29
  Changes in operating assets and liabilities:
   Accounts receivable...........................     (501)  (10,732)   (6,085)
   Prepaid expenses and other current assets.....     (118)   (1,818)   (2,017)
   Accounts payable..............................    1,071     1,647     1,544
   Accrued expenses and other current
    liabilities..................................      784     8,717     3,322
   Deferred revenues.............................    3,357     6,571     5,972
                                                  --------  --------  --------
    Net cash provided by operating activities....   23,322    27,744    38,824
                                                  --------  --------  --------
Cash flows from investing activities:
 Purchases of property and equipment.............   (1,613)   (1,964)   (3,328)
 Additions to computer software costs............   (6,358)   (5,450)   (6,984)
 Purchases of computer software..................      --     (1,000)   (2,975)
                                                  --------  --------  --------
    Net cash used for investing activities.......   (7,971)   (8,414)  (13,287)
                                                  --------  --------  --------
Cash flows from financing activities:
 Proceeds from stock options exercised...........      --        452     3,291
 Proceeds from employee stock purchases..........      --        --        333
 Acquisitions of treasury stock..................      --        --     (1,281)
 Cash transferred to Marcam Solutions in
  connection with the Distribution...............      --    (39,000)      --
 Principal repayment on subordinated notes
  assumed from Marcam Corporation................      --    (25,000)      --
 Principal borrowings on notes payable...........      --     64,000       --
 Principal repayments on notes payable...........      --    (64,000)      --
 Proceeds from issuance of common stock..........      --     62,100       --
 Costs associated with issuance of common stock..      --     (6,139)      --
 Net transfers to Marcam Corporation (Note 14)...  (15,199)   (6,559)      --
                                                  --------  --------  --------
    Net cash (used for) provided by financing
     activities..................................  (15,199)  (14,146)    2,343
                                                  --------  --------  --------
 Net increase in cash and cash equivalents.......      152     5,184    27,880
 Cash and cash equivalents at beginning of
  period.........................................      226       378     5,562
                                                  --------  --------  --------
 Cash and cash equivalents at end of period...... $    378  $  5,562  $ 33,442
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         MAPICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

 Reporting Entity

  MAPICS, Inc. ("MAPICS" or the "Company"), formerly known as Marcam Corporation, was incorporated in Massachusetts in 1980 and reincorporated in Georgia in 1998. The Company was organized as a consulting company to help manufacturers improve manufacturing efficiency through implementation and customization of International Business Machines Corporation's ("IBM") manufacturing software. Over time, the Company developed a number of software applications, further described below, to address the needs of continuous flow process manufacturing companies.

  In February 1993, the Company acquired from IBM the exclusive worldwide marketing rights to the MAPICS product line, which addresses the software needs of discrete and batch-process manufacturers, for 25 years. Marcam Corporation also acquired from IBM the option to purchase the MAPICS product line and certain related intellectual property rights. In September 1995, the Company exercised its option and acquired from IBM all of the outstanding stock of the company that owned the MAPICS product line. Through the acquired MAPICS product line and its existing PRISM, ProteanTM and AvantisTM software product lines, the Company offered comprehensive business planning and control solutions to the production, logistics, asset management and financial requirements of manufacturing companies worldwide.

  In April 1997, the Company's board of directors authorized management of the Company to proceed with the separation of Marcam Corporation into two publicly traded corporations. The separation was designed to enable each company to better focus on its core markets, to better serve its existing customers and to better finance its business.

  On July 25, 1997, the Company transferred substantially all of the business, assets and liabilities relating to its PRISM, Protean and Avantis product lines, which address the needs of continuous flow process manufacturers, and $39.0 million in cash to a newly formed wholly owned subsidiary, Marcam Solutions, Inc. ("Marcam Solutions"). The Company borrowed $64.0 million from a bank (the "Debt Financing") to fund the $39.0 million cash transfer to Marcam Solutions and to repay Marcam Corporation's $25.0 million 9.82% Subordinated Notes due 2001 (the "Subordinated Notes"). The accompanying financial statements of the Company reflect the assumption and repayment of the Subordinated Notes, excluding the prepayment penalty and accrued interest which were recorded by Marcam Solutions.

  On July 29, 1997, the Company spun off to its shareholders, in a tax-free distribution (the "Distribution"), all of the shares of common stock of Marcam Solutions. In connection with the Distribution, Marcam Corporation changed its name to MAPICS, Inc. and thereafter continues the operations related to the MAPICS product line, which addresses the needs of discrete and batch-process manufacturers.

  Although the common stock of Marcam Solutions was distributed to the Company's shareholders, the Distribution was recorded for accounting purposes as a disposition by Marcam Solutions of the MAPICS business, due to the relative significance of the PRISM, Protean and Avantis product lines at the time of the Distribution.

  During August 1997, the Company obtained a senior secured term loan and revolving credit facility (the "Bank Credit Facility") to repay a portion of the borrowings from the Debt Financing and for general corporate purposes.

  Also in August 1997, the Company completed an underwritten public offering of 6.9 million shares of its Common Stock (the "1997 Offering") raising net proceeds of approximately $56.0 million, after deducting offering costs of approximately $6.1 million. The net proceeds of the 1997 Offering along with borrowings of $6.4 million under the term loan portion of the Bank Credit Facility and working capital of $1.6 million were used to repay the $64.0 million of indebtedness from the Debt Financing.

                         MAPICS, INC. AND SUBSIDIARIES

  Prior to the Distribution, the Company and Marcam Solutions entered into various agreements providing for the separation of the product lines and governing various ongoing relationships between the two companies, including a distribution agreement, a general services agreement and a tax sharing agreement.

 Basis of Presentation

  The statements of operations, equity and cash flows for the years ended September 30, 1996 and 1997 have been prepared using Marcam Corporation's historical basis in the assets and liabilities and historical results of operations of the business related to the MAPICS product line. These financial statements are combined and generally reflect the financial position, results of operations and cash flows of the MAPICS business as if it were a separate entity for these periods. Certain costs and expenses presented in the financial statements for the years ended September 30, 1996 and 1997 have been allocated based on management's estimates of the cost of services provided to the MAPICS business by Marcam Corporation. Management believes these allocations are reasonable. However, the financial information included herein may not necessarily reflect the financial position, results of operations and cash flows of the Company in the future or what they would have been had the MAPICS business been a separate entity during the years ended September 30, 1996 and 1997.

  The financial statements as of dates and for periods after the Distribution, including the balance sheets as of September 30, 1997 and 1998 and the statements of operations, equity and cash flows for the year ended September 30, 1998, are consolidated and consist solely of the separate financial statements of MAPICS, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

 Nature of the Business

  The Company is a business software company whose primary customers are discrete and batch process manufacturers. The Company delivers Enterprise Resource Planning ("ERP") software that allows its customers to automate the manufacturing process and coordinate multiple functions and departments within their organizations, as well as extend their interactions with their supply chain partners. The MAPICS XA product line currently consists of 49 integrated applications in the areas of Engineering Management, Demand Management, Operations Management, Resource Planning, Financial Management and Business Management. The primary channel for selling and implementing the MAPICS products is a network of more than 80 independent local companies ("Affiliates") that sell to customers located in more than 70 countries around the world. In addition to providing customers with high quality and cost-effective local implementation, consulting and other professional services, the Affiliate channel provides the Company with an attractive variable cost structure for sales and marketing. The Company also provides services to customers in the form of product support. The Company's primary geographic markets include North America; the Europe, Middle East and Africa region ("EMEA"); and the Latin America and Asia Pacific regions.

  The Company operates on a fiscal year ending September 30th. As used herein, the terms "fiscal 1994," "fiscal 1995," "fiscal 1996," "fiscal 1997" and "fiscal 1998" refer to the Company's fiscal years ended September 30, 1994, 1995, 1996, 1997 and 1998, respectively.

                         MAPICS, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates by Management

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates included in these financial statements are the valuation of accounts receivable, computer software costs, other intangible assets and deferred income taxes and the allocation of corporate expenses from Marcam Corporation to the MAPICS business for periods prior to the Distribution. Actual results may differ from estimates.

 Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments (primarily United States government agency obligations and commercial paper) purchased with maturities of three months or less to be cash equivalents.

 Financial Instruments and Concentrations of Credit Risk

  At September 30, 1997 and 1998, substantially all cash and cash equivalents were on deposit with three and four financial institutions, respectively. The carrying amount of cash equivalents is a reasonable estimate of its fair value. As of September 30, 1997 and 1998, cash and cash equivalents included $1,867,000 and $2,055,000, respectively, denominated in foreign currencies.

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

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is calculated using the straight-line method based upon the following estimated useful lives:

     Furniture and fixtures..... 4 years
     Computer equipment......... 4 years
     Leasehold improvements..... Shorter of lease term or useful life of asset

 Computer Software Costs

  The Company charges all costs of establishing technological feasibility of computer software products to product development expense as they are incurred. From the time of establishing technological feasibility through general release of the product, computer software development costs are capitalized and thereafter reported on the balance sheet in computer software costs at the lower of unamortized cost or net realizable value. Computer software costs represent the costs of certain software products sold or to be sold by the Company, including purchased software costs, software development costs and costs incurred to translate software into various foreign languages. Amortization of computer software costs commences upon general release of the product to customers and is computed product-by-product based on the greater of the amount determined using (a) the ratio that current period gross revenues bear to the total of current and anticipated future gross revenues or
(b) the straight-line method over the estimated economic life of the product, generally five years for purchased software

                         MAPICS, INC. AND SUBSIDIARIES
costs and software development costs and two years for software translation costs. The Company evaluates the realizability of computer software costs based on expected revenues from the related product over the remaining product life. Where future revenues are not expected to cover the related unamortized computer software costs, the Company either accelerates amortization or expenses the remaining unamortized amounts.

  Amortization of computer software costs is included in cost of license revenues in the statement of operations. Software is subject to rapid technological obsolescence, and as a result, future amortization periods for computer software costs could be shortened to reflect changes in technology. Amortization of computer software costs was $3,148,000, $5,192,000 and $7,020,000 in fiscal 1996, fiscal 1997 and fiscal 1998, respectively. In fiscal 1997, the Company shortened the estimated useful life of its fiscal 1997 and future computer software translation costs from five years to two years. This change in estimate decreased net income in fiscal 1997 by $446,000, or $0.03 per common share (basic) and $0.02 per common share (diluted).

 Other Intangible Assets

  Other intangible assets represent certain intangible assets which resulted from the acquisition of the MAPICS business in 1993. These intangible assets are being amortized to cost of license revenues using the straight-line method over the estimated lives of the intangible assets. The installed customer base and affiliate network is being amortized over fifteen years; and trade names, trademarks and goodwill are being amortized over ten years. At each balance sheet date, a determination is made by management to ascertain whether the intangible assets have been impaired based on several criteria, including but not limited to sales trends, undiscounted operating cash flows and other operating factors.

 Divisional Equity

  Divisional equity includes the accumulated retained earnings of the MAPICS business, net transfers from the MAPICS business to Marcam Corporation and current period income for the periods presented in the statements of equity through the Distribution. For financial reporting purposes, the Company's financial statements reflect the assumption of Marcam Corporation's capital structure as of the Distribution.

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

 Revenue Recognition

  The Company generates revenues primarily from licensing its software, which is conducted through a global network of independent Affiliates. The Affiliates provide the principal channel through which the Company's products are distributed to its customers. However, the ultimate customer typically executes a license agreement directly with the Company rather than the Affiliate.

  The Company recognizes revenue from software licensing in accordance with the guidance provided by Statement of Position ("SOP") 91-1, "Software Revenue Recognition." The Company generally recognizes revenue from the licensing of its software upon: (i) the signing of a license agreement between the Company and the ultimate customer; (ii) delivery of the software to the customer or to a location designated by the

                         MAPICS, INC. AND SUBSIDIARIES
customer; (iii) determination that collection of the related receivable is probable; and (iv) expiration of any contractual rights of acceptance or return. Under the terms of the Company's license agreements, the customer is responsible for installation and training. At the time the Company recognizes revenue from the licensing of software, no significant vendor obligations remain and the costs of insignificant obligations, if any, are accrued. Revenue from the licensing of software is included in license revenues, and the related commissions paid to Affiliates are included in selling and marketing expenses.

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

 Advertising Costs

  The Company expenses advertising costs as incurred. Advertising expenses in fiscal 1998 were $1,346,000. Advertising expenses are immaterial for all other periods presented.

 Allocated Costs

  Expenses in the Company's financial statements for periods prior to the Distribution have been allocated based on a variety of methods depending on the nature of the expense. Such allocation methods include proportional MAPICS product revenues to total Marcam Corporation revenues, headcount equivalents and management estimates. These amounts approximate management's estimates of Marcam Corporation's corporate costs to support the MAPICS-related operations. An allocation of corporate marketing expenses, corporate product development expenses and corporate administrative functions (including data services, employee benefits, legal, insurance, accounting and other corporate overhead) has been included in the selling and marketing, product development and general and administrative operating expenses in the statements of operations.

 Stock-Based Compensation

  The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plans and its employee stock purchase plan and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company does not recognize compensation expense for stock options issued to its directors, officers or employees.

  The Company recognizes compensation expense on a pro-rata basis over the performance period for Common Stock to be issued pursuant to performance units issued under its 1998 Long-Term Incentive Plan based on the current fair value of the estimated shares to be issued in the future with consideration given to the likelihood that the performance objectives will be met. The cumulative amount of this deferred stock compensation is reflected as a component of additional paid-in capital.

 Income Taxes

  The Company accounts for income taxes using the asset and liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax

                         MAPICS, INC. AND SUBSIDIARIES
rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when management believes it is more likely than not that the assets, or a portion thereof, will not be realized.

  Prior to the Distribution, the operations represented by the MAPICS business were included in the consolidated United States federal and certain state and foreign income tax returns filed by Marcam Corporation. For financial reporting purposes, income tax expense in the financial statements has been calculated on a separate-return basis for all periods presented through the Distribution. Income taxes paid by the MAPICS business to Marcam Corporation have been included in the determination of divisional equity for the periods presented through the Distribution. After the Distribution, the Company is responsible for any tax obligations arising from its operations and files separate income tax returns.

  Pursuant to a tax sharing agreement between the Company and Marcam Solutions, the Company became entitled to utilize certain favorable income tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution.

 Computation and Presentation of Net Income per Common Share

  Net income per common share presented in the statements of operations for fiscal 1996 and fiscal 1997 was calculated using the capital structure of Marcam Corporation for periods prior to the Distribution, including the weighted average number of common and common share equivalents, giving effect to the Distribution on a pro forma basis for all periods presented through the Distribution.

  On October 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" and has restated earnings per share ("EPS") data for all prior periods where applicable. SFAS No. 128 requires the Company to present "basic" and "diluted" EPS for all periods presented in the statements of operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity.

  The weighted average number of common shares outstanding used to calculate basic EPS includes the weighted average number of common shares outstanding plus the number of shares of Common Stock from the 1997 Offering, the proceeds from which were deemed to be used to pay the capital contribution of $39.0 million to Marcam Solutions, based on the offering price of $9.00 per share. The weighted average number of common shares and common equivalent shares outstanding used to calculate diluted EPS includes the weighted average number of common shares outstanding plus the number of shares of Common Stock from the 1997 Offering, as described above, plus the weighted average number of common equivalent shares from the assumed exercise of dilutive stock options, warrants and convertible preferred stock.

                         MAPICS, INC. AND SUBSIDIARIES

  The calculations of basic and diluted EPS are presented in the following table for the periods indicated (in thousands, except per share data):

                                                          FISCAL YEARS ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                         1996    1997    1998
                                                        ------- ------- -------
   BASIC EPS:
   Weighted average common shares outstanding..........  11,384  12,654  18,579
   Pro forma shares issued in the 1997 Offering........   4,333   3,585     --
                                                        ------- ------- -------
                                                         15,717  16,239  18,579
                                                        ======= ======= =======
   Net income.......................................... $12,900 $29,116 $18,728
                                                        ======= ======= =======
   Basic EPS........................................... $  0.82 $  1.79 $  1.01
                                                        ======= ======= =======
   DILUTED EPS:
   Weighted average common shares outstanding..........  11,384  12,654  18,579
   Pro forma shares issued in the 1997 Offering........   4,333   3,585     --
   Common share equivalents:
     Convertible preferred stock.......................   2,501   3,250   3,250
     Common stock options..............................     166     176     702
     Common stock warrants.............................     130     145     569
                                                        ------- ------- -------
                                                         18,514  19,810  23,100
                                                        ======= ======= =======
   Net income.......................................... $12,900 $29,116 $18,728
                                                        ======= ======= =======
   Diluted EPS......................................... $  0.70 $  1.47 $  0.81
                                                        ======= ======= =======

 Recently Issued Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires businesses to disclose comprehensive income and its components in their general-purpose financial statements, with reclassification of comparative (earlier period) financial statements. The Company adopted SFAS No. 130 on October 1, 1998. For the fiscal years ended September 30, 1996, 1997 and 1998, there was no component of comprehensive income other than those included in net income as presented in the Company's statements of operations. As a result, the adoption of SFAS No. 130 is not expected to have a material impact on the presentation of comprehensive income in the Company's general-purpose financial statements.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company adopted SFAS No. 131 on October 1, 1998, and expects to make the required disclosures for the first time in its financial statements for the fiscal year ending September 30, 1999.

  In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued SOP 97-2 "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1. The Company adopted the provisions of SOP 97-2 on October 1, 1998. The Company believes that the adoption of SOP 97-2 will not have a material impact on its financial position, results of operations or financial statement disclosures.

                         MAPICS, INC. AND SUBSIDIARIES

  In March 1998, the AcSEC issued SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Statement distinguishes accounting for the costs of computer software developed or obtained for internal use from guidance under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company will adopt SOP 98-1 on October 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company's software capitalization policies, financial position, results of operations or financial statement disclosures.

 Reclassifications

  Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the presentation in the fiscal 1997 and 1998 financial statements.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

  The Company provides reserves for customer receivable balances when it is probable that such balances will be uncollectible. The allowance for doubtful accounts was $1,626,000, $1,240,000, $1,702,000 and $1,989,000 as of September
30, 1995, 1996, 1997 and 1998, respectively. The provision charged to bad debt expense, which is included in general and administrative expenses, was $399,000, $956,000 and $570,000 in fiscal 1996, 1997 and 1998, respectively.
Write-offs against the allowance for doubtful accounts were $785,000, $494,000 and $383,000 in fiscal 1996, 1997 and 1998, respectively. The financial statements reflect a reclassification of $100,000 from accrued liabilities to the allowance for doubtful accounts during fiscal 1998.

4. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                                SEPTEMBER 30,
                                                                ---------------
                                                                 1997    1998
                                                                ------  -------
   Furniture and fixtures...................................... $  235  $   747
   Computer equipment..........................................  6,900    9,559
   Leasehold improvements......................................     49      206
                                                                ------  -------
                                                                 7,184   10,512
   Accumulated depreciation and amortization................... (3,622)  (5,474)
                                                                ------  -------
                                                                $3,562  $ 5,038
                                                                ======  =======

  The financial statements reflect a disposal of fully depreciated property and equipment in the amount of $196,000 during fiscal 1997.

                         MAPICS, INC. AND SUBSIDIARIES

5. COMPUTER SOFTWARE COSTS

  Computer software costs consist of the following (in thousands):

                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
   Computer software development costs........................ $15,313  $18,330
   Accumulated amortization...................................  (6,411)  (9,474)
                                                               -------  -------
                                                                 8,902    8,856
                                                               -------  -------
   Computer software translation costs........................  11,396   15,363
   Accumulated amortization...................................  (4,683)  (8,440)
                                                               -------  -------
                                                                 6,713    6,923
                                                               -------  -------
   Purchased software costs...................................   1,000    3,975
   Accumulated amortization...................................     --      (200)
                                                               -------  -------
                                                                 1,000    3,775
                                                               -------  -------
                                                               $16,615  $19,554
                                                               =======  =======

  The financial statements reflect a reclassification of $348,000 from computer software costs to other assets during fiscal 1997.

6. OTHER INTANGIBLE ASSETS

  Other intangible assets consist of the following (in thousands):

                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
   Installed customer base and affiliate network.............. $ 6,034  $ 6,034
   Tradenames and trademarks..................................   1,712    1,712
   Goodwill...................................................     286      286
                                                               -------  -------
                                                                 8,032    8,032
   Accumulated amortization...................................  (3,223)  (3,740)
                                                               -------  -------
                                                               $ 4,809  $ 4,292
                                                               =======  =======

  In February 1993, the Company acquired from IBM the exclusive worldwide marketing rights to the MAPICS product line for 25 years. The Company also acquired from IBM the option to purchase the MAPICS product line and certain related intellectual property rights. As part of the acquisition of the marketing rights, the Company recorded $10,699,000 of purchased intangible assets of which $8,032,000 was allocated to the Company in the preparation of the combined financial statements.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

  Accrued expenses and other current liabilities consist of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                 1997    1998
                                                                ------- -------
   Accrued commissions and royalties........................... $12,836 $12,678
   Accrued income taxes payable................................   2,880   5,245
   Accrued payroll and related expenses........................   3,995   4,425
   Other.......................................................     463   1,148
                                                                ------- -------
                                                                $20,174 $23,496
                                                                ======= =======

                         MAPICS, INC. AND SUBSIDIARIES

  Accrued payroll and related expenses include $536,000 and $792,000 for compensated absences as of September 30, 1997 and 1998, respectively.

8. BORROWING ARRANGEMENT

 Debt Financing

  On July 25, 1997, the Company borrowed $64.0 million from a bank to fund the $39.0 million cash transfer to Marcam Solutions and to repay Marcam Corporation's $25.0 million 9.82% Subordinated Notes due 2001. The indebtedness incurred in the Debt Financing had an interest rate of 9.0% and was payable on August 4, 1997. For financial reporting purposes, the Company's financial statements reflect the assumption and repayment of the Subordinated Notes, excluding the prepayment penalty and accrued interest which were recorded by Marcam Solutions.

 Term Loan and Revolving Credit Facility

  In August 1997, the Company executed the Bank Credit Facility to repay a portion of the borrowings from the Debt Financing and for general corporate purposes. Substantially all of the Company's assets are pledged as collateral for any obligations under the Bank Credit Facility. The Bank Credit Facility, as amended, contains covenants which, among other things, require that the Company maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the occurrence of indebtedness, liens and capital leases; the payment of dividends on and the redemption or repurchase of capital stock of the Company; investments and acquisitions; the merger or consolidation of the Company with any person or entity; and the disposition of any of the Company's properties or assets.

  In August 1997, the Company borrowed $6.4 million under the term loan portion of the Bank Credit Facility to repay the amounts borrowed in the Debt Financing which were not repaid with the net proceeds from the 1997 Offering. As of September 30, 1997, the principal amount of this term loan was repaid with interest of $254,000, after which no additional amount is available for future borrowings under the term loan portion of the Bank Credit Facility.

  Additional borrowings of up to $15.0 million, subject to certain limitations, are available to the Company under the revolving portion of the Bank Credit Facility. Availability of revolving credit loans and the rate of interest thereon vary depending upon the Company's ability to maintain certain financial ratios. As of September 30, 1997 and 1998, the Company met all of those financial ratios, although no amount was outstanding under the revolving credit facility at September 30, 1998 or at any time since its inception. Any outstanding loans under the revolving credit facility mature on June 30, 2000. The Company pays a quarterly commitment fee, which is included in interest expense, for unused portions of the revolving credit facility.

                         MAPICS, INC. AND SUBSIDIARIES

9. INCOME TAXES

  The components of income tax expense (benefit) are as follows (in thousands):

                                                          FISCAL YEARS ENDED
                                                             SEPTEMBER 30,
                                                        ------------------------
                                                         1996    1997     1998
                                                        ------ --------  -------
   Federal:
     Current........................................... $5,547 $  5,009  $ 3,102
     Deferred..........................................    610  (13,402)   6,163
                                                        ------ --------  -------
                                                         6,157   (8,393)   9,265
                                                        ------ --------  -------
   State:
     Current...........................................  1,415    1,062    1,582
     Deferred..........................................     78     (413)      75
                                                        ------ --------  -------
                                                         1,493      649    1,657
                                                        ------ --------  -------
   Foreign:
     Current...........................................    426    1,740      802
     Deferred..........................................    --       --       --
                                                        ------ --------  -------
                                                           426    1,740      802
                                                        ------ --------  -------
                                                        $8,076 $ (6,004) $11,724
                                                        ====== ========  =======

  The components of income from domestic and foreign operations before income tax expense (benefit) are as follows (in thousands):

                                                           FISCAL YEARS ENDED
                                                              SEPTEMBER 30,
                                                         -----------------------
                                                          1996    1997    1998
                                                         ------- ------- -------
   Domestic............................................. $20,766 $22,636 $29,993
   Foreign..............................................     210     476     459
                                                         ------- ------- -------
                                                         $20,976 $23,112 $30,452
                                                         ======= ======= =======

  The actual income tax expense (benefit) differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to income before income tax expense (benefit) as follows (in thousands):

                                                     FISCAL YEARS ENDED
                                                        SEPTEMBER 30,
                                                   --------------------------
                                                    1996     1997      1998
                                                   ------  --------   -------
   Expected income tax expense at the domestic
    federal statutory rate........................ $7,342  $  8,089   $10,658
   Benefit associated with the recognition of
    certain Marcam Corporation tax attributes.....    --    (14,872)      --
   State income taxes, net of federal income tax
    benefit.......................................    998       422     1,077
   Foreign income taxes...........................    --        --        403
   Research and experimentation credits...........   (413)      --        --
   Other..........................................    149       357      (414)
                                                   ------  --------   -------
                                                   $8,076  $ (6,004)  $11,724
                                                   ======  ========   =======
   Effective income tax expense (benefit) rates...   38.5%    (26.0)%    38.5%

                         MAPICS, INC. AND SUBSIDIARIES

  Prior to the Distribution, the operations represented by the MAPICS business were included in the consolidated United States federal and certain state and foreign income tax returns filed by Marcam Corporation. For financial reporting purposes, income tax expense has been calculated on a separate return basis for all periods through the Distribution.

  Pursuant to a tax sharing agreement between the Company and Marcam Solutions, the Company became entitled to utilize certain favorable income tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution. As a result, the Company recognized an income tax benefit of $14.9 million during the fourth quarter of fiscal 1997. Prior to the Distribution, Marcam Corporation did not reflect a benefit corresponding to these favorable income tax attributes in its financial statements because Marcam Corporation's management believed it was more likely than not such benefits would not be realized due to Marcam Corporation's history of operating losses. Excluding the income tax benefit of $14.9 million, the effective tax rate in fiscal 1997 was 38.5%.

  Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
   Deferred tax assets:
     Net operating loss carryforwards......................... $10,345  $ 3,922
     Tax credits..............................................   2,801    2,498
     Intangible assets........................................   1,341    1,026
     Reserves and accruals....................................   1,298    1,266
     Allowance for doubtful accounts..........................     655      766
     Deferred revenues........................................     386      386
     Other....................................................     --       105
                                                               -------  -------
       Total deferred tax assets..............................  16,826    9,969
                                                               -------  -------
   Deferred tax liabilities:
     Computer software costs..................................  (1,852)  (1,956)
     Property and equipment...................................    (886)    (205)
     Other....................................................    (613)    (571)
                                                               -------  -------
       Total deferred tax liabilities.........................  (3,351)  (2,732)
                                                               -------  -------
       Net deferred tax assets................................ $13,475  $ 7,237
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

  At September 30, 1997 and 1998, the Company had approximately $28.8 million and $10.7 million, respectively, of net operating loss carryforwards, and approximately $2.8 million and $2.5 million, respectively, of research and experimentation and other credit carryforwards. Such carryforwards and tax credits expire between 1999 and 2013. The utilization of inherited net operating loss carryforwards and tax credits is limited on an annual basis due to a change in ownership of Marcam Corporation during fiscal 1996. The Company does not believe that this limitation will have a significant impact on its ability to utilize the net operating loss carryforwards or tax credits prior to their expiration.

                         MAPICS, INC. AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The Company leases certain office space and equipment under operating leases. Certain leases contain renewal options and generally provide that the Company shall pay for insurance, taxes and maintenance. Total rental expense under all operating lease agreements was $1,133,000, $1,308,000 and $2,059,000 in fiscal 1996, fiscal 1997 and fiscal 1998, respectively. Future minimum lease payments under noncancelable operating leases having initial or remaining lease terms longer than one year as of September 30, 1998 were as follows (in thousands):

                                                                         AMOUNT
   FISCAL YEARS ENDING SEPTEMBER 30:                                     ------
   1999................................................................. $1,714
   2000.................................................................  1,260
   2001.................................................................    637
   2002.................................................................    218
   2003.................................................................     39
   Thereafter...........................................................    --
                                                                         ------
     Total.............................................................. $3,868
                                                                         ======

 Litigation

  The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the financial position or results of operations of the Company.

  The Company is indemnified for future claims arising from Marcam Solutions' Prism, Protean and Avantis product lines and related activities in accordance with the agreements entered into with Marcam Solutions as described in Note 15.

11. SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION PLANS

  For financial reporting purposes, the Company's financial statements reflect the assumption of Marcam Corporation's capital structure as of the Distribution. The holders of the Company's capital stock following the Distribution have the same rights, preferences and privileges with respect to such capital stock as had the holders of Marcam Corporation's capital stock as of the date of the Distribution.

  Following the authorization of an additional 20,000,000 common shares in fiscal 1997, the Company's authorized capital stock consists of 50,000,000 shares of common stock, par value $0.01 per share (the "Common Stock") and 1,000,000 shares of preferred stock, par value $1.00 per share (the "Preferred Stock").

  The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings to fund future development and growth and the operations of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Additionally, covenants in the Bank Credit Facility, as amended, prohibit the payment of cash dividends.

 Preferred Stock

  Of the 1,000,000 authorized shares of Preferred Stock, one share has been designated as Series A Preferred Stock, one share has been designated as Series B Preferred Stock, one share has been designated as Series C

                         MAPICS, INC. AND SUBSIDIARIES

Preferred Stock, 225,000 shares have been designated as Series D Convertible Preferred Stock, 100,000 shares have been designated as Series E Convertible Preferred Stock and 30,000 shares have been designated as Series F Junior Participating Preferred Stock. As of September 30, 1997 and 1998, there were outstanding 225,000 shares of Series D Convertible Preferred Stock and 100,000 shares of Series E Convertible Preferred Stock. For certain information regarding the Series F Junior Participating Preferred Stock, see "--Rights Plan."

  Each share of Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (together the "Convertible Preferred Stock") is convertible at any time at the option of the holder into 10 shares of Common Stock, subject to adjustment in the event of certain reorganizations or reclassifications of the Company's capital stock. The holders of Convertible Preferred Stock are generally entitled to vote on an as converted basis and are entitled to receive dividends at the same rate as dividends are paid with respect to Common Stock. If at any time after September 30, 1998, for a period of not less than 30 consecutive trading days, the market value of the Common Stock exceeds $30.14 per share (as adjusted in connection with the Distribution), the Company may elect that all then outstanding shares of Series D Convertible Preferred Stock be mandatorily converted into shares of Common Stock. Likewise, if at any time after July 23, 1999, for a period of not less than 30 consecutive trading days, the market value of the Common Stock exceeds $30.14 per share (as adjusted in connection with the Distribution), the Company may elect that all then outstanding shares of Series E Convertible Preferred Stock be mandatorily converted into shares of Common Stock.

  Upon any event of liquidation or dissolution of the Company, holders of Convertible Preferred Stock are entitled to receive, before any distribution is made upon stock ranking junior to the Convertible Preferred Stock, the greater of (i) $75.36 per share (as adjusted in connection with the Distribution) plus an amount per share equal to any dividends declared but unpaid thereon or (ii) such amounts per share as would have been payable had each share been converted to Common Stock.

 Warrants

  In May 1994, in connection with the issuance and sale of the Subordinated Notes, the Company issued warrants to purchase an aggregate of 383,333 shares of Common Stock, as adjusted from time to time (the "Sub Debt Warrants"). The Sub Debt Warrants were originally exercisable at any time during the period commencing June 30, 1994 and ending April 30, 2001, at an exercise price of $8.93 per share, as adjusted from time to time. In connection with the Distribution, the Sub Debt Warrants were adjusted such that the exercise price was decreased to $6.50 per share and the number of underlying shares was increased to 526,309 on a basis intended to preserve the spread value of the Sub Debt Warrants.

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

 Rights Plan

  The Company has a Shareholder Rights Plan, as amended (the "Rights Plan"), and declared a dividend of (i) one preferred stock purchase right (a "Right") for each outstanding share of Common Stock, and (ii) for each outstanding share of Convertible Preferred Stock, a number of Rights equal to the number of shares of Common Stock issuable upon conversion of such Convertible Preferred Stock, to shareholders of record. Each Right entitles holders to purchase one one-thousandth of a share (a "Unit") of Series F Junior Participating

                         MAPICS, INC. AND SUBSIDIARIES

Preferred Stock, par value $1.00, at an exercise price of $60 per Unit, subject to adjustment. The Rights become exercisable for Common Stock only under certain circumstances and in the event of particular events relating to a change in control of the Company. The Company under certain circumstances pursuant to the Rights Plan may redeem the Rights. The Rights expire on December 16, 2006, unless earlier redeemed or exchanged. The Rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the board of directors.

 Stock-Based Compensation Plans

  At September 30, 1998, the Company had five stock option plans and an employee stock purchase plan, described below.

  As of the Distribution, options to purchase an aggregate of 2,601,561 shares of Common Stock were held by current and former employees and directors of the Company under the stock option plans. In connection with the Distribution, the per share exercise price of each of the stock options was adjusted to give effect to the Distribution based on the relative fair market values of the underlying Common Stock of the Company and the common stock of Marcam Solutions after the Distribution so as to preserve the spread value of the existing stock options. For this purpose, the fair market value of a share of each such common stock was the average of the closing sales prices per share of each common stock on the Nasdaq National Market for each of the five consecutive trading days beginning on the first day following the date of the Distribution. Each stock option continues to be subject to the same terms and conditions that applied prior to the Distribution, except that vesting is based on service with the Company, Marcam Solutions or both.

  The 1987 Plan. Prior to its expiration on December 31, 1996, the Marcam Corporation 1987 Stock Plan (the "1987 Plan"), as amended, allowed the Company to grant incentive stock options ("ISO's") to its employees and non-qualified stock options and stock awards to its officers, employees and consultants to purchase up to 1,750,000 shares of Common Stock. In general, the exercise price specified in the agreement relating to each ISO granted under the 1987 Plan was required to be not less than the fair market value of the Common Stock as of the date of grant. Subject to certain provisions, stock options granted under the 1987 Plan were fully exercisable on the date of grant or became exercisable thereafter in installments specified by the board of directors. The stock options granted under the 1987 Plan expire on dates specified by the board of directors not to exceed a period of ten years from the date of grant. As of September 30, 1997 and 1998, 1,018,336 and 825,387 stock options, respectively, were outstanding under the 1987 Stock Plan, of which 784,383 and 724,413 stock options, respectively, were exercisable.

  Under the 1987 Plan, 110,000 and 10,000 restricted stock awards were issued to various individuals during fiscal 1994 and fiscal 1995, respectively. These restricted stock awards generally become 50% vested in 4 years and 100% vested in 5 years. However, during fiscal 1997, the board of directors lifted the restrictions on 45,000 of the restricted stock awards. During fiscal 1996 and 1997, 45,000 and 10,000, respectively, of the restricted stock awards were canceled. During fiscal 1998, 15,000 of the restricted stock awards became vested. As of September 30, 1997 and 1998, 20,000 and 5,000 restricted stock awards, respectively, were outstanding under the 1987 Stock Plan.

  The Directors Plan. The MAPICS, Inc. 1998 Non-Employee Director Stock Option Plan (the "Directors Plan"), formerly known as the Marcam Corporation 1991 Non-Employee Director Stock Option Plan, as amended, allows the Company to issue non-qualified stock options to purchase up to 310,000 shares of Common Stock to eligible members of the board of directors who are neither employees nor officers of the Company, including an additional 100,000 shares authorized in fiscal 1998. In general, the exercise price specified in the agreement relating to each non-qualified stock option granted under the Directors Plan is required to be the fair

                         MAPICS, INC. AND SUBSIDIARIES
market value of the Common Stock at the date of grant. Subject to certain provisions, stock options granted under the Directors Plan become exercisable in various increments over a period of one to four years, provided that the optionee has continuously served as a member of the board of directors through such vesting date. The stock options granted under the Directors Plan expire ten years from the date of grant. As of September 30, 1997 and 1998, 158,000 and 190,750 stock options, respectively, were outstanding under the Directors Plan of which 27,800 and 60,350 stock options, respectively, were exercisable.

  The 1994 Plan. Prior to its discontinuation in February 1998, the Marcam Corporation 1994 Stock Plan (the "1994 Plan"), as amended, allowed the Company to grant ISO's to employees and non-qualified stock options and stock awards to its officers, employees and consultants to purchase up to 3,250,000 shares of Common Stock, including an additional 1,250,000 shares authorized during fiscal 1997. In general, the exercise price specified in the agreement relating to each ISO granted under the 1994 Plan was required to be not less than the fair market value of the Common Stock as of the date of grant. Non-qualified stock options were required to be granted with an exercise price not less than the minimum legal consideration required under applicable state law. Subject to certain provisions, stock options granted under the 1994 Plan were fully exercisable on the date of grant or became exercisable thereafter in installments specified by the board of directors. The stock options granted under the 1994 Plan expire on dates specified by the board of directors not to exceed a period of ten years from the date of grant. As of September 30, 1997 and 1998, 2,260,800 and 1,895,545 stock options, respectively, were outstanding under the 1994 Plan of which 466,701 and 845,958 stock options, respectively, were exercisable.

  During fiscal 1995 and 1996, respectively, 30,000 and 6,000 restricted stock awards were issued under the 1994 Plan to various individuals. These restricted stock awards generally become 50% vested in 4 years and 100% vested in 5 years. However, during fiscal 1997, the board of directors lifted the restrictions on 16,000 of the restricted stock awards. As of September 30, 1997 and 1998, 20,000 restricted stock awards were outstanding under the 1994 Plan.

  The Directors Incentive Plan. The 1998 Non-Employee Directors Stock Incentive Plan (the "Directors Incentive Plan"), approved in February 1998, provides for the issuance of Common Stock, deferred rights to receive Common Stock and non-qualified stock options to purchase up to 60,000 shares of Common Stock to eligible members of the board of directors who are neither employees nor officers of the Company. During fiscal 1998, 1,562 shares of Common Stock were issued under the Directors Incentive Plan.

  As of September 30, 1998, 58,438 shares remain available for grant under the Directors Incentive Plan. The Directors Incentive Plan expires in February 2008.

  The 1998 Long-Term Incentive Plan. The MAPICS, Inc. 1998 Long-Term Incentive Plan (the "1998 LTIP"), approved in February 1998, allows the Company to issue up to 1,000,000 shares of Common Stock through various stock-based awards to its directors, officers, employees and consultants. The stock-based awards can be in the form of: (a) ISO's or non-qualified stock options; (b) stock appreciation rights; (c) performance units; (d) restricted stock; (e) dividend equivalents; and (f) other stock based awards.

  During fiscal 1998, the Company provided long-term incentive compensation to certain officers and employees through grants of performance units and stock options under the 1998 LTIP. Performance units represent the right to receive a number of shares of Common Stock which will be determined by the cumulative growth in the Company's EPS during the performance period.

  As of September 30, 1998, 194,400 stock options were outstanding under the 1998 LTIP of which none was exercisable.

                         MAPICS, INC. AND SUBSIDIARIES

  The 1998 ESPP. Under the MAPICS, Inc. 1998 Employee Stock Purchase Plan (the "1998 ESPP"), formerly known as The 1990 Employee Stock Purchase Plan (the "1990 ESPP"), as amended, the Company is authorized to issue up to 700,000 shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate, including an additional 100,000 shares authorized during fiscal 1998. The 1998 ESPP is a qualified plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the terms of the 1998 ESPP, employees, excluding those owning 5% or more of the Common Stock, can choose every six months to have up to 10% of their base and bonus earnings withheld to purchase Common Stock, subject to certain limitations. The purchase price of the Common Stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. Options granted under the 1998 ESPP are referred as "look-back options."

  Under the 1998 ESPP, the Company sold 86,440 shares, 81,246 shares and 30,973 shares to employees during fiscal 1996, fiscal 1997 and fiscal 1998, respectively. The combined statements of equity and cash flows for periods prior to the Distribution do not reflect employee stock purchases under the employee stock purchase plan.

  At September 30, 1997 and 1998, 116,157 and 185,184 shares, respectively, were available for issuance under the 1998 ESPP. The 1998 ESPP expires on December 31, 2007.

  Additional Stock Option Grants. During prior fiscal years, the board of directors authorized the issuance of stock options to purchase 25,260 shares of Common Stock which were granted outside of the existing stock option plans. As of September 30, 1997 and 1998, 25,260 and 24,060 of these stock options, respectively, were outstanding and exercisable.

  Except for the "look-back options" issued under the 1998 ESPP, all stock options granted under the Company's stock-based compensation plans, as well as those stock options granted outside the Company's stock-based compensation plans, were granted at exercise prices not less than the fair market value of the Common Stock at the date of grant.

  The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans and employee stock purchase plan and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized in the statements of operations for stock options granted to directors, officers or employees of the Company under its stock-based compensation plans. Had compensation cost for such stock options been determined based on the fair value at the grant dates of such stock options consistent with the method prescribed in SFAS No. 123, the Company's net income, net income per common share (basic) and net income per common share (diluted) would have been reduced as follows (in thousands, except per share data):

                                                        FISCAL YEARS ENDED
                                                           SEPTEMBER 30,
                                                      -------------------------
                                                       1996     1997     1998
                                                      -------  -------  -------
   Net income, as reported........................... $12,900  $29,116  $18,728
   Pro forma effect of SFAS 123......................    (186)    (886)  (1,063)
                                                      -------  -------  -------
   Pro forma net income.............................. $12,714  $28,230  $17,665
                                                      =======  =======  =======
   Basic EPS, as reported............................ $  0.82  $  1.79  $  1.01
   Pro forma effect of SFAS 123......................   (0.01)   (0.05)   (0.06)
                                                      -------  -------  -------
   Pro forma basic EPS............................... $  0.81  $  1.74  $  0.95
                                                      =======  =======  =======
   Diluted EPS, as reported.......................... $  0.70  $  1.47  $  0.81
   Pro forma effect of SFAS 123......................   (0.01)   (0.04)   (0.05)
                                                      -------  -------  -------
   Pro forma diluted EPS............................. $  0.69  $  1.43  $  0.76
                                                      =======  =======  =======

                         MAPICS, INC. AND SUBSIDIARIES

  For the purpose of calculating pro forma expense for fiscal 1996 and fiscal 1997 under the method proscribed by SFAS No. 123, only those stock options granted to the Company's directors, officers, employees and consultants (not including those of Marcam Solutions) were considered. The pro forma effect of SFAS No. 123 on net income for the periods presented is not representative of the effect on reported net income for future years.

  The fair value of each option granted under the stock option plans is estimated as $7.87, $5.56 and $6.41 for fiscal 1996, fiscal 1997 and fiscal 1998, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 50% for the fiscal 1998 and 55% for all other periods; risk-free interest rates of 5.77%, 5.99% and 5.52% for fiscal 1996, fiscal 1997 and fiscal 1998, respectively, and an expected life of five years for all periods.

  The fair value of each look-back option granted under the 1998 ESPP is estimated as $3.70, $4.37 and $3.73 for fiscal 1996, fiscal 1997 and fiscal 1998, respectively, with the following weighted average assumptions: dividend yield of 0%; expected volatility of 50% for fiscal 1998 and 55% for all other periods; risk-free interest rates of 5.36%, 5.54% and 5.52% for fiscal 1996, fiscal 1997 and fiscal 1998, respectively, and an expected life of six months for all periods.

  The table presented below reflects the activity and historical prices of the Company's stock options for the periods from September 30, 1995 through July 29, 1997, the date of the Distribution. As of July 29, 1997, in connection with the Distribution, the exercise prices of the then outstanding stock options were adjusted as previously described. For periods after the Distribution, the table presents the weighted average exercise prices as adjusted for the Distribution.

                                                                WEIGHTED AVERAGE
                                               NUMBER OF SHARES     EXERCISE
                                                UNDER OPTIONS       PRICE($)
                                               ---------------- ----------------
   Balance as of September 30, 1995...........    1,937,935          14.58
     Granted..................................      739,704          14.32
     Exercised................................     (112,789)          5.17
     Canceled/expired.........................     (455,371)         13.23
                                                  ---------
   Balance as of September 30, 1996...........    2,109,479          15.28
     Granted..................................      783,870          12.50
     Exercised................................      (43,803)          8.80
     Canceled/expired.........................     (247,985)         13.37
                                                  ---------
   Balance as of July 29, 1997................    2,601,561          14.74(1)
     Granted..................................      984,424          10.07
     Exercised................................      (52,034)          8.59
     Canceled/expired.........................      (71,555)          9.67
                                                  ---------
   Balance as of September 30, 1997...........    3,462,396          10.83
     Granted..................................      338,100          16.09
     Exercised................................     (359,462)          9.18
     Canceled/expired.........................     (310,892)         11.17
                                                  ---------
   Balance as of September 30, 1998...........    3,130,142          11.55
                                                  =========

--------
(1) The weighted average exercise price of the stock options outstanding as of July 29, 1997 was $11.04, as adjusted for the Distribution.

                         MAPICS, INC. AND SUBSIDIARIES

  The following table summarizes information about the stock options outstanding at September 30, 1998:

                                                                 STOCK OPTIONS
                                  STOCK OPTIONS OUTSTANDING       EXERCISABLE
                                ------------------------------ ------------------
                                           WEIGHTED
                                            AVERAGE   WEIGHTED           WEIGHTED
                                           REMAINING  AVERAGE            AVERAGE
                                          CONTRACTUAL EXERCISE           EXERCISE
  RANGE OF EXERCISE PRICES       NUMBER      LIFE      PRICE    NUMBER    PRICE
     ------------------------   --------- ----------- -------- --------- --------
          $ 6.57 -  8.96          555,978     6.9      $ 8.20    381,444  $ 8.15
            9.20 - 11.45        1,659,191     8.0       10.15    640,684   10.25
           12.20 - 14.83          283,547     5.6       13.48    190,627   13.72
           15.02 - 17.75          485,526     3.9       16.86    440,026   16.81
           18.00 - 20.69          118,900     9.7       18.59         --      --
           21.96 - 22.50           27,000     9.5       22.44      2,000   21.96
                                ---------                      ---------
                                3,130,142                      1,654,781
                                =========                      =========

 Treasury Stock

  In fiscal 1998, the Company purchased 128,600 shares of Common Stock for $1,281,000 pursuant to a stock repurchase plan authorized by the Company's board of directors in December 1997. The stock repurchase plan was rescinded by the Company's board of directors in December 1998.

12. EMPLOYEE BENEFIT PLANS

 Retirement Plan

  The Company has a defined contribution 401(k) retirement plan covering substantially all of its employees in the United States. Under this plan, eligible employees may contribute a portion of their salary until retirement and the Company matches a portion of the employees' contributions. Total expenses incurred by the Company under this plan were $110,000, $185,000 and $443,000 in fiscal 1996, fiscal 1997 and fiscal 1998, respectively.

 Group Medical Plan

  The Company has a group medical self-insurance plan covering certain of its employees. The Company employs a third-party administrator to manage this plan. Under terms of this plan, both the Company and eligible employees are required to make contributions to this plan. The administrator reviews all claims filed and authorizes the payment of benefits. The Company has stop-loss insurance coverage on all individual claims exceeding $125,000. In February 1998, the stop-loss limit was reduced to $100,000. The Company expenses medical claims as they are incurred and recognizes a liability for claims incurred but not reported. As of September 30, 1997 and 1998, the Company had accrued $500,000 and $550,000, respectively, as a liability for expenses incurred under this plan.

                         MAPICS, INC. AND SUBSIDIARIES

13. GEOGRAPHIC INFORMATION

  The Company has one business segment which consists of developing, marketing, licensing and supporting business software which is marketed and delivered to manufacturing enterprises worldwide. The Company's principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of the United States, include EMEA, the Latin America and Asia Pacific regions and Canada. No single customer accounts for more than 10% of the Company's revenues. Transfers between geographic areas are eliminated in the financial statements. Financial information related to domestic and foreign operations is as follows (in thousands):

                                 UNITED
                                 STATES   EMEA   ALL OTHER ELIMINATION  TOTAL
                                 ------- ------- --------- ----------- --------
   FISCAL 1996:
     Revenues from unaffiliated
      customers................  $56,546 $14,311  $ 6,745    $   --    $ 77,602
     Transfers between
      geographic areas.........    1,816     --       --      (1,816)       --
                                 ------- -------  -------    -------   --------
     Total revenues............   58,362  14,311    6,745     (1,816)    77,602
                                 ------- -------  -------    -------   --------
     Income from operations....   17,705   2,268    1,296       (293)    20,976
     Identifiable assets.......   37,876   4,789    2,740        --      45,405
   FISCAL 1997:
     Revenues from unaffiliated
      customers................  $73,109 $18,632  $ 3,663    $   --    $ 95,404
     Transfers between
      geographic areas.........    1,540     --       --      (1,540)       --
                                 ------- -------  -------    -------   --------
     Total revenues............   74,649  18,632    3,663     (1,540)    95,404
                                 ------- -------  -------    -------   --------
     Income from operations....   20,688   2,152      909       (419)    23,330
     Identifiable assets.......   66,721   7,933    2,316        --      76,970
   FISCAL 1998:
     Revenues from unaffiliated
      customers................  $86,896 $27,203  $15,642    $   --    $129,741
     Transfers between
      geographic areas.........      --      --       --         --         --
                                 ------- -------  -------    -------   --------
     Total revenues............   91,595  27,203   10,943        --     129,741
                                 ------- -------  -------    -------   --------
     Income from operations....   20,123   8,352    1,217        --      29,692
     Identifiable assets.......   95,624  10,926    3,492        --     110,042

  The information presented above may not be indicative of results if the geographic areas were independent organizations. Income from operations by geographic area is total revenues less operating expenses, excluding interest income, interest expense and income tax expense (benefit). United States identifiable assets include $378,000, $3,601,000 and $30,071,000 of cash and cash equivalents at September 30, 1996, 1997 and 1998, respectively. These assets are available for general corporate purposes.

14. RELATIONSHIP WITH MARCAM CORPORATION

  Allocations from Marcam Corporation of corporate marketing expenses, corporate product development expenses and corporate administrative functions (including data services, employee benefits, legal, insurance, accounting and other corporate overhead) have been included in the selling and marketing, product development and general and administrative expense categories in the Company's statements of operations for all periods presented through the Distribution.

                         MAPICS, INC. AND SUBSIDIARIES

  The amounts allocated to the Company in each of the periods presented are as follows (in thousands):

                                                                PERIOD FROM
                                                              OCTOBER 1, 1996
                                               FISCAL 1996 THROUGH JULY 29, 1997
                                               ----------- ---------------------
   Selling and marketing......................   $  213           $  219
   Product development........................      239              --
   General and administrative.................    2,412            2,030
                                                 ------           ------
                                                 $2,864           $2,249
                                                 ======           ======

  Net transfers to Marcam Corporation, included in divisional equity for periods presented through the Distribution, include net cash transfers to Marcam Corporation, amounts due to Marcam Corporation for services and other charges and income taxes paid by the MAPICS business to Marcam Corporation. No interest related to these transactions or to any debt held by Marcam Corporation has been charged to the Company. The activity in the net transfers to Marcam Corporation account, included in divisional equity, is summarized below (in thousands):

                                                             PERIOD FROM
                                                           OCTOBER 1, 1996
                                            FISCAL 1996 THROUGH JULY 29, 1997
                                            ----------- ---------------------
   Marcam services and other corporate
    charges................................  $  2,864         $  2,249
   Domestic and foreign income taxes.......     8,076            7,075
   Cash transfers, net.....................   (26,139)         (15,883)
                                             --------         --------
   Net transfers to Marcam Corporation.....  $(15,199)        $ (6,559)
                                             ========         ========

15. RELATIONSHIP AND AGREEMENTS WITH MARCAM SOLUTIONS

 Relationship with Marcam Solutions

  The Company has entered into three agreements with Marcam Solutions which govern certain aspects of the parties' relationship on an ongoing basis that may be material to the conduct of the Company's business, including provision of certain administrative services and indemnification obligations related to the Distribution. These agreements would have a material adverse effect on the Company's business, financial condition and results of operations if such agreements result in significant liabilities to the Company. Further, because prior to the Distribution the business conducted by Marcam Solutions was conducted through Marcam Corporation, the Company may be liable for the liabilities of Marcam Solutions if Marcam Solutions for any reason is unable to satisfy such liabilities.

 Distribution Agreement

  Prior to the completion of the Distribution, the Company and Marcam Solutions entered into a Distribution Agreement. Pursuant to the Distribution Agreement, subject to limited exceptions, the two companies are required to indemnify each other and each other's directors, officers, employees, agents and representatives for liabilities under federal or state securities laws that are a result of the 1997 Offering and the Distribution. The Distribution Agreement also provides that each party thereto will indemnify the other party thereto and its directors, officers, employees, agents and representatives for liabilities that may be incurred by the indemnified party relating to, resulting from or arising out of (i) the business, operations or assets conducted or owned or formerly conducted or owned by the indemnifying party and its subsidiaries, or (ii) the failure by the indemnifying party to comply with any other agreements executed in connection with the Distribution or the 1997 Offering. The ancillary agreements executed in connection with the Distribution included a General Services Agreement and a Tax Sharing Agreement, discussed below.

                         MAPICS, INC. AND SUBSIDIARIES

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

  Following the Distribution, as the Company and Marcam Solutions effected the separation of the financial, accounting, administrative, tax and legal functions, each company reimbursed the other for certain costs incurred and paid to third parties on behalf of the other company.

 Tax Sharing Agreement

  Prior to completion of the Distribution, the Company and Marcam Solutions entered into a Tax Sharing Agreement that defines the parties' rights and obligations with respect to certain tax liabilities and refunds of taxes relating to Marcam Corporation's business for periods ending on or prior to the date of the Distribution. In general, pursuant to the Tax Sharing Agreement, Marcam Solutions shall be responsible for certain state, local and foreign taxes for periods ending on or before the Distribution (and shall be entitled to refunds with respect to such taxes), and the Company shall be responsible for all other taxes for such periods (and shall be entitled to refunds with respect to such taxes). In addition, under the Tax Sharing Agreement, the Company shall be liable for any taxes arising out of the Distribution. In the quarter ended September 30, 1997, the Company provided for income taxes arising out of the Distribution, principally foreign income taxes, expected to approximate $1.1 million, of which the Company paid $325,000 in fiscal 1998. The Tax Sharing Agreement further provides for cooperation with respect to certain tax matters, the exchange of information and the retention of records.

16. RELATED PARTY TRANSACTIONS

  In fiscal 1996, IBM was considered a related party of the Company due to its significant ownership interest in the Company. As of September 30, 1996, IBM had substantially reduced its ownership interest in the Company. Accordingly, for all periods after fiscal 1996, IBM is not considered a related party.

  The Company has a number of marketing and product development relationships with IBM in the normal course of business. Additionally, IBM has purchased licenses for MAPICS products for internal use, as well as for marketing purposes, and the Company has purchased certain services, equipment and software licenses from IBM.

  In fiscal 1996, the Company recorded $1,013,000 in revenues derived from transactions with IBM, including $604,000 for royalties on sales of MAPICS products and $409,000 for products and services sold directly to IBM.

17. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Payments for Income Taxes and Interest

  Net transfers to Marcam Corporation include income taxes paid by the MAPICS business to Marcam Corporation for the periods prior to the Distribution. Income taxes included in net transfers to Marcam Corporation in fiscal 1996 and for the period from October 1, 1997 through the Distribution were approximately $8,076,000 and $7,075,000, respectively. Cash paid for income taxes in fiscal 1998 was $1,866,000.

  No interest related to these transactions or to any debt held by Marcam Corporation has been charged to the Company. Cash paid for interest was $254,000 and $51,000 in fiscal 1997 and 1998, respectively.

                         MAPICS, INC. AND SUBSIDIARIES

 Non-cash Investing and Financing Activities

  Non-cash investing and financing activities in fiscal 1996, fiscal 1997 and fiscal 1998 are summarized below (in thousands):

                                                            FISCAL YEARS ENDED
                                                              SEPTEMBER 30,
                                                           ---------------------
                                                           1996    1997   1998
                                                           -------------- ------
   Assumption of Marcam Corporation's capital stock (1)..  $ --  $    440 $ --
   Assumption of Marcam Corporation's Subordinated Notes
    (2)..................................................    --    25,000   --
   Tax benefit associated with the exercise of stock
    options and stock awards (3).........................    --       544   903
   Deferred stock compensation related to performance
    units (4)............................................    --       --    231

--------
(1) For financial reporting purposes, the Company's financial statements reflect the assumption of Marcam Corporation's capital structure as of the Distribution, at which time the Company had capital stock with an aggregate par value of $440,000, including Common Stock with an aggregate par value of $115,000 and Preferred Stock with an aggregate par value of $325,000.

(2) For financial reporting purposes, the Company's financial statements reflect the assumption of Marcam Corporation's Subordinated Notes, which were repaid by the Company in connection with the Distribution.

(3) The Company is entitled to an income tax deduction related to Common Stock purchased through the exercise of non-qualified stock options, through the exercise of ISO's and look-back options which are sold within one year of exercise and through the vesting of restricted stock awards. The income tax benefit of the deduction is not reflected in the statements of operations but is reflected as an increase in additional paid-in capital. The cumulative tax benefit associated with the exercise of stock options recognized by the Company in fiscal 1997 reflects the aggregate historical tax benefit not recognized by Marcam Corporation during the periods from October 1, 1993 through the Distribution. In subsequent periods, the tax benefit associated with the exercise of stock options relate only to the Company's stock options exercised in the then current reporting period.

(4) The Company accrues compensation expense on a pro-rata basis over the performance period for Common Stock to be issued pursuant to performance units issued under its 1998 Long-Term Incentive Plan based on the current fair value of the estimated shares to be issued in the future with consideration given to the likelihood that the performance objectives will be met. The cumulative amount of this deferred stock compensation is reflected as a component of additional paid-in capital.

18. SUBSEQUENT EVENT

  On October 29, 1998, the Company entered into an agreement to lease approximately 120,000 square feet of new office space (the "New Lease") in Alpharetta, Georgia, a suburb of Atlanta. The new office space is required to meet the needs of the Company's growing employee population. The New Lease will become effective on March 1, 1999, at which time the Company will vacate its current facilities in Atlanta. The Company has reached an agreement to assign the four leases for its current facilities in Atlanta (the "Old Leases") to a third party which will assume all of the Company's obligations under the Old Leases effective March 1, 1999.

                         MAPICS, INC. AND SUBSIDIARIES

  Giving consideration to the future minimum lease payments that will be made under the New Lease and the termination of the Old Leases on March 1, 1999, the pro forma future minimum lease payments under noncancelable operating leases having initial or remaining lease terms longer than one year as of September 30, 1998 would be as follows (in thousands):

                                                                        AMOUNT
   FISCAL YEARS ENDING SEPTEMBER 30:                                    -------
   1999................................................................ $ 2,878
   2000................................................................   2,427
   2001................................................................   2,296
   2002................................................................   2,316
   2003................................................................   2,363
   Thereafter..........................................................   9,579
                                                                        -------
     Total............................................................. $21,859
                                                                        =======

SUPPLEMENTAL FINANCIAL INFORMATION

 Selected Quarterly Financial Data (Unaudited)

  The following quarterly information is unaudited and, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the operating results for each quarter (in thousands):

                                        FIRST  SECOND   THIRD  FOURTH
                                       QUARTER QUARTER QUARTER QUARTER  TOTAL
                                       ------- ------- ------- ------- --------
   FISCAL 1997:
     Total revenues..................  $23,379 $20,786 $21,997 $29,242 $ 95,404
     Income before income tax expense
      (benefit)......................    5,793   4,779   4,861   7,679   23,112
     Net income (2)..................    3,563   2,938   2,990  19,625   29,116
   FISCAL 1998:
     Total revenues..................  $29,594 $29,008 $32,016 $39,123 $129,741
     Income before income tax expense
      (benefit)......................    7,540   5,871   6,566  10,475   30,452
     Net income......................    4,637   3,611   4,044   6,436   18,728

(1) The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and may intensify. Furthermore, the Company's quarterly operating results are subject to certain seasonal fluctuations. The Company believes that its first quarter (ending December 31) revenues are positively affected by calendar year-end capital expenditures by certain customers and calendar year-end incentives provided by IBM to resellers of its hardware, which may include many of the Company's Affiliates. In the Company's fourth quarter (ending September 30), revenues are positively affected by the incentives provided pursuant to the Company's sales compensation plans. These seasonal factors are likely to continue to affect quarter-to-quarter comparisons.

(2) Pursuant to a tax sharing agreement between the Company and Marcam Solutions (See Note 15), the Company became entitled to utilize certain favorable income tax attributes (principally net operating loss carryforwards and tax credits) of Marcam Corporation immediately following the Distribution. As a result, the Company recognized an income tax benefit of $14.9 million during the fourth quarter of fiscal 1997. Prior to the Distribution, Marcam Corporation did not reflect a benefit corresponding to these favorable income tax attributes in its financial statements because Marcam Corporation's management believed it was more likely than not such benefits would not be realized due to Marcam Corporation's history of operating losses. Net income for the fourth quarter of fiscal 1997 reflects this income tax benefit of $14.9 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information relating to the directors of the Company will be set forth under the captions "Proposal 2--Election of Directors--Nominees" and "--Information Regarding Nominees and Continuing Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on February 10, 1999 (the "1999 Proxy Statement". Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I, Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by directors and executive officers of the Company and beneficial owners of more than 10% of the Company's Common Stock will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement. Such information is incorporated herein by reference. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after September 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

  Information relating to executive compensation will be set forth under the captions "Proposal 2--Election of Directors--Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding ownership of the Company's Common Stock by certain persons will be set forth under the caption "Stock Ownership" in the 1999 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding certain relationships and transactions between the Company and certain non-employee directors of the Company will be set forth under the captions "Proposal 2--Election of Directors--Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1. CONSOLIDATED FINANCIAL STATEMENTS

  The following consolidated financial statements of MAPICS, Inc. and Subsidiaries are set forth in Item 8 hereof:

                                                                          PAGE
                                                                          ----
   Report of Independent Accountants.....................................  43
   Consolidated Balance Sheets as of September 30, 1997 and 1998.........  44
   Consolidated Statements of Operations for the years ended September
    30, 1996, 1997 and 1998..............................................  45
   Consolidated Statements of Equity for the years ended September 30,
    1996, 1997 and 1998..................................................  46
   Consolidated Statements of Cash Flows for the years ended September
    30, 1996, 1997 and 1998..............................................  47
   Notes to Consolidated Financial Statements............................  48
   Supplemental Financial Information....................................  72

2. FINANCIAL STATEMENT SCHEDULES

  All schedules to the consolidated financial statements are omitted as they are not required under the related instructions or are inapplicable, or because the required information is included in the consolidated financial statements or related notes thereto.

3. EXHIBITS

  The following exhibits either (i) are filed herewith or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference to such prior filings. Previously filed registration statements and reports which are incorporated herein by reference are identified in the column captioned "SEC Document Reference." The Company will furnish any exhibit upon request to Martin D. Avallone, Vice President, General Counsel and Secretary of the Company, 5775-D Glenridge Drive, Atlanta, Georgia 30328-5360. There is a charge of $.50 per page to cover expenses of copying and mailing.

 EXHIBIT
   NO.                    DESCRIPTION                         SEC DOCUMENT REFERENCE
 -------                  -----------                         ----------------------
   2.1     Agreement and Plan of Merger dated as of  000-18674
           March 30, 1998 between MAPICS, Inc, a     Exhibit 2.1 to Form 10-Q dated May 14,
           Massachusetts corporation, and MAPICS,    1998
           Inc., a Georgia corporation
   3.1     Articles of Incorporation of the          000-18674
           Registrant                                Exhibit 4.1 to Registration Statement on
                                                     Form 8-A dated March 31, 1998, as
                                                     amended by Form 8-A/A dated August 21,
                                                     1998
   3.2     By-laws of the Registrant                 000-18674
                                                     Exhibit 4.2 to Registration Statement on
                                                     Form 8-A dated March 31, 1998, as
                                                     amended by Form 8-A/A dated August 21,
                                                     1998
   4.1     Specimen certificate representing the     000-18674
           Common Stock                              Exhibit 3 to Registration Statement on
                                                     Form 8-A dated March 31, 1998, as
                                                     amended by Form 8-A/A dated August 21,
                                                     1998

 EXHIBIT
   NO.                    DESCRIPTION                         SEC DOCUMENT REFERENCE
 -------                  -----------                         ----------------------
  4.2      Amended and Restated Rights Agreement     000-18674
           dated as of March 30, 1998 among MAPICS,  Exhibit 4 to Registration Statement on
           Inc., a Georgia corporation, MAPICS,      Form 8-A dated March 31, 1998, as
           Inc., a Massachusetts corporation, and    amended by Form 8-A/A dated August 21,
           BankBoston, N.A., as its rights agent,    1998
           which includes as Exhibit A the terms of
           the Series F Preferred Stock, as Exhibit
           B the Form of Rights Certificate and as
           Exhibit C the Form of Summary of Rights
           to Purchase Preferred Stock
 10.1*     1990 Employee Stock Purchase Plan, as     000-18674
           amended and restated                      Exhibit 10.21 to Annual Report on, Form
                                                     10-K for the fiscal year ended September
                                                     30, 1991
 10.2*     Deferred Compensation Plan for Non--      000-18674
           Employee Directors, as amended and        Exhibit 10.22 to Annual Report on Form
           restated                                  10-K for the fiscal year ended September
                                                     30, 1991
 10.3      Note and Warrant Purchase Agreement       000-18674
           entered into by Marcam Corporation and    Exhibit 10.1 to Quarterly Report on Form
           each of The Northwestern Mutual Life      10-Q dated May 12, 1994 as amended by
           Insurance Company, John Hancock Mutual    Form 10-Q/A dated October 6, 1994
           Life Insurance Company and John Hancock
           Life Insurance Company of America dated
           as of May 12, 1994
 10.4      Amendment Agreement dated as of August    000-18674
           19, 1994 by and among the Registrant,     Exhibit 10.1 to Quarterly Report on Form
           The Northwestern Mutual Life Insurance    10-Q dated August 22, 1994
           Company, John Hancock Mutual Life
           Insurance Company and John Hancock Life
           Insurance Company of America
 10.5      Amendment Agreement dated as of July 29,  000-18674
           1995 by and among the Registrant, The     Exhibit 10.36 to Annual Report of Form
           Northwestern Mutual Life Insurance        10-K for the fiscal year ended September
           Company, John Hancock Mutual Life         30, 1994 as amended
           Insurance Company and John Hancock Life
           Insurance Company of America
 10.6      Loan and Security Agreement dated as of   000-18674
           August 29, 1995 by and between Greyrock   Exhibit 10.37 to Annual Report of Form
           Business Credit, a division of Greyrock   10-K for the fiscal year ended September
           Capital Group, Inc., and the Registrant   30, 1994 as amended
 10.7      Amendment Agreement dated as of           33-90670
           September 29, 1995 by and among the       Exhibit 10.4
           Registrant, The Northwestern Mutual Life
           Insurance Company, John Hancock Mutual
           Life Insurance Company and John Hancock
           Life Insurance Company of America and
           Barnett & Co.
 10.8      Amendment Agreement dated as of November  000-18674
           14, 1995 by and among the Registrant,     Exhibit 10.31 to Annual Report on Form
           The Northwestern Mutual Life Insurance    10-K for the fiscal year ended September
           Company, John Hancock Mutual Life         30, 1995 as amended
           Insurance Company and John Hancock
           Insurance Company of America and Barnett
           & Co.

 EXHIBIT
   NO.                    DESCRIPTION                         SEC DOCUMENT REFERENCE
 -------                  -----------                         ----------------------
 10.9      Amendment Agreement dated as of December  000-18674
           15, 1995 by and among the Registrant,     Exhibit 10.38 to Annual Report on Form
           The Northwestern Mutual Life Insurance    10-K for the fiscal year ended September
           Company, John Hancock Mutual Life         30, 1995 as amended
           Insurance Company, John Hancock Life
           Insurance Company of America and Barnett
           & Co.
 10.10     Letter dated March 29, 1996 to            000-18674
           Northwestern Mutual Life Insurance        Exhibit 10.1 to Quarterly Report on Form
           Company, John Hancock Life Insurance      10-Q dated May 14, 1996
           Company of America and Barnett & Co.
           from Marcam Corporation
 10.11     Amendment dated as of March 30, 1996 to   000-18674
           Loan and Security Agreement dated as of   Exhibit 10.2 to Quarterly Report on Form
           August 29, 1995 by and between Greyrock   10-Q dated May 14, 1996
           Business Credit, a division of Greyrock
           Capital Group, and the Registrant
 10.12     Amendment and Waiver Agreement dated as   000-18674
           of July 16, 1996 by and among the         Exhibit 10.1 to Quarterly Report on Form
           Registrant, The Northwestern Mutual Life  10-Q dated August 14, 1996
           Insurance Company, John Hancock Mutual
           Life Insurance Company, John Hancock
           Life Insurance Company of America and
           Barnett & Co.
 10.13     Amendment dated July 23, 1996 to Loan     000-18674
           and Security Agreement by and between     Exhibit 10.2 to Quarterly Report on Form
           Greyrock Business Credit, a division of   10-Q dated August 14, 1996
           Greyrock Capital Group, and the
           Registrant
 10.14     Amendment dated December 16, 1996 to      000-18674
           Loan and Security Agreement by and        Exhibit 10.35 to Annual Report on Form
           between Greyrock Business Credit, a       10-K for the fiscal year ended September
           division of Greyrock Capital Group, and   30, 1996
           the Registrant
 10.15     Amendment dated December 16, 1996 to      000-18674
           Loan and Security Agreement by and        Exhibit 10.36 to Annual Report on Form
           between Greyrock Business Credit, a       10-K for the fiscal year ended September
           division of Greyrock Capital Group and    30, 1996
           the Registrant
 10.16     Amendment Agreement dated as of December  000-18674
           23, 1996 by and among the Registrant,     Exhibit 10.37 to Annual Report on Form
           The Northwestern Mutual Life Insurance    10-K for the fiscal year ended September
           Company, John Hancock Mutual Life         30, 1996
           Insurance Company, John Hancock Life
           Insurance Company of America and Barnett
           & Co.
 10.17     Convertible Preferred Stock Purchase      000-18674
           Agreement dated September 20, 1995 by     Exhibit 10.2 to Current Report on Form
           and among Marcam Corporation, General     8-K dated September 29, 1995
           Atlantic Partners 21, L.P. GAP
           Coinvestment Partners, L.P. and The
           Northwestern Mutual Life Insurance
           Company

 EXHIBIT
   NO.                    DESCRIPTION                         SEC DOCUMENT REFERENCE
 -------                  -----------                         ----------------------
 10.18     Convertible Preferred Stock and Warrant   000-18674
           Purchase Agreement dated July 19, 1996    Exhibit 10.1 to Current Report on Form
           among Marcam Corporation, General         8-K dated July 23, 1996
           Atlantic Partners 32, L.P. and GAP
           Coinvestments Partners, L.P., including
           the form of Marcam Corporation Common
           Stock Purchase Warrants
 10.19     Amended and Restated Registration Rights  000-18674
           Agreement dated July 23, 1996 by and      Exhibit 10.2 to Current Report on Form
           among Marcam Corporation, General         8-K dated July 23, 1996
           Atlantic Partners 21, L.P., General
           Atlantic Partners 32, L.P., GAP
           Coinvestment Partners, L.P. and The
           Northwestern Mutual Life Insurance
           Company
 10.20     Distribution Agreement between Marcam     000-22841
           Solutions, Inc. and Marcam Corporation    Exhibit 2 to Amendment No. 1 to
                                                     Registration Statement on Form 10 of
                                                     Marcam Solutions, Inc. dated July 22,
                                                     1997
 10.21     Tax Sharing Agreement between Marcam      000-22841
           Solutions, Inc. and Marcam Corporation    Exhibit 10.2 to Amendment No. 1 to
                                                     Registration Statement on Form 10 of
                                                     Marcam Solutions, Inc. dated July 22,
                                                     1997
 10.22     General Services Agreement between        000-22841
           Marcam Solutions, Inc. and Marcam         Exhibit 10.1 to Amendment No. 1 to
           Corporation                               Registration Statement on Form 10 of
                                                     Marcam Solutions, Inc. dated July 22,
                                                     1997
 10.23     Revolving Credit and Term Loan Agreement  000-18674
           dated as of August 4, 1997, as Amended    Exhibit 10.1 to Form 10-Q dated August
           and Restated through March 31, 1998,      13, 1998
           among MAPICS, Inc., BankBoston, N.A. and
           the other lending institutions set forth
           on Schedule I thereto, and BankBoston,
           N.A. as agent
 10.23     Security Agreement dated August 4, 1997   000-18674
           between MAPICS, Inc. and BankBoston N.A.  Exhibit 10.2 to Current Report on Form
           as agent                                  8-K dated August 12, 1997
 10.23     Revolving Credit Note in the principal    000-18674
           amount of $15,000,000 dated August 4,     Exhibit 10.3 to Current Report on Form
           1997                                      8-K dated August 12, 1997
 10.23     Term Note in the principal amount of      000-18674
           $15,000,000 dated August 4, 1997          Exhibit 10.4 to Current Report on Form
                                                     8-K dated August 12, 1997
 10.24*    1994 Stock Plan, as amended and restated  333-02158
                                                     Exhibit 4.4
 10.25*    1987 Stock Plan, as amended and restated  000-18674
                                                     Exhibit 10.33 to Annual Report on Form
                                                     10-K for the fiscal year ended September
                                                     30, 1996

 EXHIBIT
   NO.                    DESCRIPTION                         SEC DOCUMENT REFERENCE
 -------                  -----------                         ----------------------
 10.26*    1991 Non-Employee Director Stock Option   000-18674
           Plan, as amended and restated             Exhibit 10.34 to Annual Report on Form
                                                     10-K for the fiscal year ended September
                                                     30, 1996
 10.27*    Memoranda regarding Compensation Plans    000-18674
           for fiscal 1997 from MAPICS to each of    Exhibit 10.40 to Annual Report on Form
           Messrs. Cook, Aery and Gilmour            10-K for the fiscal year ended September
                                                     30, 1997
 10.28*    1998 Non-Employee Director Stock Option   333-48989
           Plan                                      Exhibit 99.1 to Form S-8 dated March 31,
                                                     1998
 10.29*    1998 Non-Employee Director Stock          333-48989
           Incentive Plan                            Exhibit 99.2 to Form S-8 dated March 31,
                                                     1998
 10.30*    1998 Long-Term Incentive Plan             333-48989
                                                     Exhibit 99.3 to Form S-8 dated March 31,
                                                     1998
 10.31*    1998 Employee Stock Purchase Plan         333-48989
                                                     Exhibit 99.4 to Form S-8 dated March 31,
                                                     1998
 10.32*    Amendment No. 1 to 1998 Long-Term         000-18674
           Incentive Plan dated May 5, 1998          Exhibit 10.45 to Form 10-Q dated May 14,
                                                     1998
 10.33     Change of Control Employment Agreement    000-18674
           by and between MAPICS, Inc. and Richard   Exhibit 10.46 to Form 10-Q dated May 14,
           C. Cook dated as of March 24, 1998        1998
 10.34     Change of Control Employment Agreement    000-18674
           by and between MAPICS, Inc. and Thomas    Exhibit 10.47 to Form 10-Q dated May 14,
           F. Aery dated as of March 31, 1998        1998
 10.35     Change of Control Employment Agreement    000-18674
           by and between MAPICS, Inc. and William   Exhibit 10.48 to Form 10-Q dated May 14,
           J. Gilmour dated as of March 31, 1998     1998
 10.36+    Change of Control Employment Agreement
           by and between MAPICS, Inc. and Martin
           Avallone dated as of March 27, 1998
 10.37+    Sublease Agreement by and between
           General Electric Capital Corporation and
           MAPICS, Inc. dated as of October 29,
           1998
 10.38+    Assignment and Assumption of Lease and
           Consent of Landlord by and among MAPICS,
           Inc., General Electric Capital
           Corporation and EOP-Lakeside Office,
           L.L.C. dated as of November 5, 1998,
           pertaining to the rental of certain
           premises in the 5775-D Glenridge Drive
           Building in Atlanta, Georgia, containing
           47,902 square feet

 EXHIBIT
   NO.                    DESCRIPTION                         SEC DOCUMENT REFERENCE
 -------                  -----------                         ----------------------
 10.39+    Assignment and Assumption of Lease and
           Consent of Landlord by and among MAPICS,
           Inc., General Electric Capital
           Corporation and EOP-Lakeside Office,
           L.L.C. dated as of November 5, 1998,
           pertaining to the rental of certain
           premises described as Suites 100, 150
           and 425 in the 5775-D Glenridge Drive
           Building in Atlanta, Georgia
 10.40+    Assignment and Assumption of Lease and
           Consent of Landlord by and among MAPICS,
           Inc., General Electric Capital
           Corporation and EOP-Lakeside Office,
           L.L.C. dated as of November 5, 1998,
           pertaining to the rental of certain
           premises described as Suites 400 and 475
           in the 5775-D Glenridge Drive Building
           in Atlanta, Georgia
 10.41+    Assignment and Assumption of Lease and
           Consent of Landlord by and among MAPICS,
           Inc., General Electric Capital
           Corporation and EOP-Lakeside Office,
           L.L.C. dated as of November 5, 1998,
           pertaining to the rental of certain
           premises described as Suite 105 in the
           5775-D Glenridge Drive Building in
           Atlanta, Georgia
 21+       Subsidiaries of the Registrant
 23.1+     Consent of PricewaterhouseCoopers LLP
 23.2+     Consent of PricewaterhouseCoopers LLP
 27.1+     Financial Data Schedule for the year
           ended September 30, 1998 (for SEC use
           only)
 27.2+     Restated Financial Data Schedule for the
           year ended September 30, 1997 (for SEC
           use only)

--------
*  Compensatory management plan.

+  Filed herewith.

(B) REPORTS ON FORM 8-K

  The Company filed no Current Reports on Form 8-K during the fourth fiscal quarter ended September 30, 1998.

(C) SEE ITEM 14(A)(3) ABOVE.

(D) SEE ITEM 14(A)(2) ABOVE.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 16, 1998.

                                          MAPICS, Inc.

                                                   /s/ Richard C. Cook
                                          By: _________________________________
                                                      Richard C. Cook
                                              President and Chief Executive
                                                         Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 16, 1998.

             SIGNATURE                             TITLE
             ---------                             -----
       /s/ Richard C. Cook         President, Chief Executive Officer and
   ______________________________   Director
          Richard C. Cook
   /s/ George A. Chamberlain 3d    Director
   ______________________________
      George A. Chamberlain 3d
       /s/ William E. Ford         Director
   ______________________________
          William E. Ford
      /s/ Roger Heinen, Jr.        Director
   ______________________________
         Roger Heinen, Jr.
       /s/ Edward J. Kfoury        Director
   ______________________________
          Edward J. Kfoury
       /s/ Terry H. Osborne        Director
   ______________________________
          Terry H. Osborne
   /s/ H. Mitchell Watson, Jr.     Director
   ______________________________
      H. Mitchell Watson, Jr.
      /s/ William J. Gilmour       Vice President of Finance, Treasurer
   ______________________________   and Chief Accounting Officer
         William J. Gilmour

                           [MAPICS Logo Appears Here]