Form 10-Q
period 1998-12-31
MAPICS INC
filed 1999-02-16
CIK 848551

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q
                                _______________

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1998

        OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to ____________

                       Commission File Number: 000-18674

                                  MAPICS, Inc.
             (Exact name of registrant as specified in its charter)

            Georgia                                       04-2711580
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

  The number of shares of the registrant's Common Stock outstanding at February 9, 1999 was 20,370,338.

                                  MAPICS, Inc.
                         Quarterly Report on Form 10-Q
                For the Quarterly Period Ended December 31, 1998

                               TABLE OF CONTENTS

 Item                                                                                                             Page
 Number                                                                                                          Number
 ------                                                                                                          ------

                                                  PART I - FINANCIAL INFORMATION

  1.                       Financial Statements:

                           Condensed Consolidated Balance Sheets as of December 31, 1998                             3
                             and September 30, 1998......................................................

                           Condensed Consolidated Statements of Operations for the Three                             4
                             Months Ended December 31, 1998 and 1997.....................................

                           Condensed Consolidated Statements of Cash Flows for the Three                             5
                             Months Ended December 31, 1998 and 1997.....................................

                           Notes to Condensed Consolidated Financial Statements..........................            6

  2.                       Management's Discussion and Analysis of Financial Condition                               8
                             and Results of Operations...................................................

  3.                       Quantitative and Qualitative Disclosures About Market Risk....................           15

                                                   PART II - OTHER INFORMATION

  2.                       Changes in Securities and Use of Proceeds.....................................           16

  4.                       Submission of Matters to a Vote of Security Holders...........................           16

  5.                       Other Events..................................................................           16

  6.                       Exhibits and Reports on Form 8-K..............................................           17

                           Signature.....................................................................           18

                           Exhibit Index.................................................................           19

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

                         MAPICS, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                                          December 31,          September 30,
                                                                             1998                   1998
                                                                     -------------------    -------------------
                                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..........................................           $ 30,474               $ 33,442
  Accounts receivable, net of allowances of $2,178 at
     December 31, 1998 and $1,989 at September 30, 1998..............             42,606                 35,879
  Prepaid expenses and other current assets..........................              4,872                  4,600
  Deferred income taxes, net.........................................              1,478                  1,462
                                                                     -------------------    -------------------
          Total current assets.......................................             79,430                 75,383
  Property and equipment, net........................................              5,382                  5,038
  Computer software costs, net.......................................             19,917                 19,554
  Other intangible assets, net.......................................              4,163                  4,292
  Deferred income taxes, net.........................................              2,346                  5,775
                                                                     -------------------    -------------------
          Total assets...............................................           $111,238               $110,042
                                                                     ===================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................           $  6,540               $  8,499
  Accrued expenses and other current liabilities.....................             19,566                 23,496
  Deferred revenues..................................................             30,659                 31,106
                                                                     -------------------    -------------------
          Total current liabilities..................................             56,765                 63,101
                                                                     -------------------    -------------------

Commitments and contingencies (Note 4)

Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized
     Series D convertible preferred stock, 125 shares issued
      and outstanding (liquidation preference of $9,419)
      at December 31, 1998;  225 shares issued and
      outstanding (liquidation preference of $16,955) at
      September 30, 1998.............................................                125                    225
     Series E convertible preferred stock, 50 shares issued and outstanding (liquidation preference of $3,768) at
      December 31, 1998; 100 shares issued and outstanding
      (liquidation preference of $7,536) at September 30, 1998.......                 50                    100
  Common stock, $.01 par value; 50,000 shares authorized;
      20,498 shares issued and 20,369 shares outstanding at
      December 31, 1998;  18,891 shares issued and 18,762
      shares outstanding at September 30, 1998.......................                205                    189
  Additional paid-in capital.........................................             63,314                 61,670
  Accumulated deficit................................................             (7,940)               (13,962)
  Treasury stock-at cost, 129 shares.................................             (1,281)                (1,281)
                                                                     -------------------    -------------------
          Total shareholders' equity.................................             54,473                 46,941
                                                                     -------------------    -------------------
          Total liabilities and shareholders' equity.................           $111,238               $110,042
                                                                     ===================    ===================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                            Three Months Ended
                                                                               December 31,
                                                               ------------------------------------------
                                                                        1998                   1997
                                                               -------------------    -------------------
Revenues:
  License...................................................               $22,973                $18,156
  Services..................................................                15,488                 11,438
                                                               -------------------    -------------------
          Total revenues....................................                38,461                 29,594
                                                               -------------------    -------------------

Operating expenses:
  Cost of license revenues..................................                 3,595                  2,819
  Cost of services revenues.................................                 4,083                  3,181
  Selling and marketing.....................................                14,445                 10,463
  Product development.......................................                 4,023                  3,475
  General and administrative................................                 2,916                  2,167
                                                               -------------------    -------------------
          Total operating expenses..........................                29,062                 22,105
                                                               -------------------    -------------------

Income from operations......................................                 9,399                  7,489

Other:
Interest income.............................................                   408                     65
Interest expense............................................                   (15)                   (14)
                                                               -------------------    -------------------

Income before income tax expense............................                 9,792                  7,540

Income tax expense..........................................                 3,770                  2,903
                                                               -------------------    -------------------

Net income..................................................               $ 6,022                $ 4,637
                                                               ===================    ===================


Net income per common share (basic) (Note 3)................                 $0.31                  $0.25
                                                               ===================    ===================

Weighted average number of common shares
     outstanding (basic) (Note 3)...........................                19,490                 18,513
                                                               ===================    ===================


Net income per common share (diluted) (Note 3)..............                 $0.26                  $0.21
                                                               ===================    ===================

Weighted average number of common shares and common
     equivalent shares outstanding (diluted) (Note 3).......                23,527                 22,234
                                                               ===================    ===================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                December 31,
                                                               --------------------------------------------
                                                                        1998                    1997
                                                               --------------------    --------------------
Cash flows from operating activities:
  Net income...................................................             $ 6,022                 $ 4,637
  Adjustments to reconcile net income to net cash (used for)
     provided by operating activities:
     Depreciation..............................................                 517                     412
     Amortization..............................................               1,814                   1,654
     Provision for bad debts...................................                 207                      52
     Deferred income taxes.....................................               3,684                   2,043
     Deferred stock compensation...............................                  34                      --
     Stock issued to directors.................................                  15                      --
     Changes in operating assets and liabilities:
       Accounts receivable.....................................              (6,934)                 (1,732)
       Prepaid expenses and other current assets...............                (272)                   (678)
       Accounts payable........................................              (1,959)                    639
       Accrued expenses and other current liabilities..........              (3,930)                 (1,048)
       Deferred revenues.......................................                (447)                    603
                                                               --------------------    --------------------
          Net cash (used for) provided by operating activities.              (1,249)                  6,582
                                                               --------------------    --------------------

Cash flows from investing activities:
       Purchases of property and equipment.....................                (861)                 (1,484)
       Additions to computer software costs....................              (1,412)                 (1,559)
       Purchases of computer software..........................                (636)                     --
                                                               --------------------    --------------------
          Net cash used for investing activities...............              (2,909)                 (3,043)
                                                               --------------------    --------------------


Cash flows from financing activities:
       Proceeds from stock options exercised...................                 950                     481
       Proceeds employee stock purchases.......................                 240                      --
       Acquisitions of treasury stock..........................                  --                  (1,007)
                                                               --------------------    --------------------
          Net cash provided by (used for) financing activities.               1,190                    (526)
                                                               --------------------    --------------------


Net (decrease) increase in cash and cash equivalents...........              (2,968)                  3,013
Cash and cash equivalents at beginning of period...............              33,442                   5,562
                                                               --------------------    --------------------


Cash and cash equivalents at end of period.....................             $30,474                 $ 8,575
                                                               ====================    ====================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


(1)  Basis of Presentation

  Except for the balance sheet as of September 30, 1998, the accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of the dates and for the periods indicated. The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). As permitted by the rules of the Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make these condensed consolidated financial statements not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 as filed with the Commission.

  MAPICS, Inc. (the "Company") operates on a fiscal year ending September 30th. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The accompanying condensed financial statements are consolidated and consist of the condensed financial statements of MAPICS, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

  Certain reclassifications were made to the 1997 statement of operations to conform with the 1998 presentation.

(2)  Significant Accounting Principles

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

  On October 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4. SOP 97-2, as amended, provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supercedes SOP 91-1. The adoption of SOP 97-2 did not and is not expected to have a material impact on the Company's financial position, results of operations or financial statement disclosures.

  The Company generally recognizes revenue from the licensing of its software upon: (i) the signing of a license agreement between the Company and the ultimate customer; (ii) delivery of the software to the customer or to a location designated by the customer; (iii) fees being fixed and determinable; and (iv) determination that collection of the related receivable is probable. Under the terms of the Company's license agreements, the customer is responsible for installation and training. Revenue from the licensing of software is included in license revenues, and the related commissions paid to Affiliates are included in selling and marketing expenses.

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

 Segment Information

  On October 1, 1998, the Company adopted Statements of Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements and establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 does not need to be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods after September 30, 1999.

(3)  Net Income Per Common Share

  Net income per common share (basic) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Net income per common share (diluted) is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the assumed exercise of dilutive stock options, warrants and convertible preferred stock. The following table presents the calculations of basic and diluted net income per common share (in thousands, except per share data):

                                                              Three Months Ended
                                                                 December 31,
                                                        -------------------------------
                                                              1998             1997
                                                        --------------   --------------
Numerator:
----------
Net income..............................................       $ 6,022          $ 4,637
                                                        ==============   ==============

Denominator:
------------
Weighted average number of common shares
 outstanding (denominator for net income per
 common share (basic))..................................        19,490           18,513
Common share equivalents:
  Convertible preferred stock...........................         2,565            3,250
  Common stock options..................................           782              254
  Common stock warrants.................................           690              217
                                                        --------------   --------------
Weighted average number of common shares
 and common equivalent shares outstanding
 (denominator for net income per common
 share (diluted)).......................................        23,527           22,234
                                                        ==============   ==============

Net income per common share (basic).....................       $  0.31          $  0.25
                                                        ==============   ==============
Net income per common share (diluted)...................       $  0.26          $  0.21
                                                        ==============   ==============

(4) Commitments and Contingencies

  The Company is subject to legal proceedings and claims which arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's future financial position or results of operations.

(5)  Office Lease

  On October 29, 1998, the Company entered into an agreement to lease approximately 120,000 square feet of new office space (the ''New Lease'') in Alpharetta, Georgia, a suburb of Atlanta. The new office space is required to meet the needs of the Company's growing employee population. The New Lease will become effective on March 1, 1999, at which time the Company will vacate its current facilities in Atlanta. The Company has reached an agreement to assign the four leases for its current facilities in Atlanta (the ''Old Leases'') to a third party which will assume all of the Company's obligations under the Old Leases effective March 1, 1999.

(6)  Recently Issued Accounting Pronouncements

  In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued SOP 98-1, ''Accounting for Costs of Computer Software Developed or Obtained for Internal Use,'' which is effective for fiscal years beginning after December 15, 1998. The Statement distinguishes accounting for the costs of computer software developed or obtained for internal use from guidance under SFAS No. 86, ''Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.'' The Company will adopt SOP 98-1 on October 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company's software capitalization policies, financial position, results of operations or financial statement disclosures.

  In December 1998, the AcSEC issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9, which amends SOP 97-2, provides additional guidance on revenue recognition for software arrangements with multiple elements. The Company will adopt SOP 98-9 on October 1, 1999. The adoption of SOP 98-9 is not expected to have a material impact on the Company's financial position, results of operations or financial statement disclosures.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Words such as "anticipate," "believe," "could," "estimate," "expect," "intends," "may," "plans," "will," "would" and similar expressions and variations thereof are intended to identify forward-looking statements. The Company's actual results could differ materially from those contemplated by the forward-looking statements contained herein. Factors that may cause such a difference include but are not limited to those discussed in the cautionary statements contained herein as well as those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance" contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 as filed with the Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

 Overview

  The Company is a business software company whose primary customers are discrete and batch process manufacturers. The Company delivers enterprise resource planning software that allows its customers to automate the manufacturing process and coordinate multiple functions and departments within their organizations, as well as extend their interactions with their supply chain partners. The MAPICS XA product line currently consists of 49 applications in the areas of Engineering Management, Demand Management, Operations Management, Resource Planning, Financial Management and Business Management. The design of the Company's applications allows its customers to rapidly implement all or a portion of the Company's solution with minimal disruption to their business. Furthermore, MAPICS solutions enable customers to leverage existing information technology investments and adopt new technologies gradually, which lowers costs and increases their return on investment.

  The Company generates revenues primarily from licensing its software, which is conducted principally through a global network of independent Affiliates. The Affiliates provide the principal channel through which the Company's products are distributed to its customers. However, the ultimate customer executes a license agreement directly with the Company rather than the Affiliate. When it first licenses its software, the Company receives both an initial license fee and a periodic license fee. Initial license fees are recorded as license revenues and generally recognized upon: (i) the signing of a license agreement between the Company and the ultimate customer; (ii) delivery of the software to the customer or to a location designated by the customer; (iii) fees being fixed and determinable; and (iv) determination that collection of the related receivable is probable. Periodic license fees are recorded as services revenue and recognized ratably over the term of the periodic license agreement. The periodic license fee, which is typically paid annually in advance, entitles the customer to continue using the software and to receive certain support services, as available. If a customer does not renew its periodic license, it is no longer entitled to use the Company's software. The Company believes this licensing arrangement provides a source of recurring revenues from its installed base of customers and enables customers to take advantage of new releases and enhancements of its software.

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

  In October 1998, the Company announced the world-wide availability of MAPICS XA Release 5, which includes three new applications and enhancements to 20 of the existing applications. Release 5 offers a complete solution for the Euro Conversion and allows companies to maximize the benefits of e-commerce through a complete Java user interface (eWorkPlace) and an Internet-based customer service application (COM_Net). Using eWorkPlace, remote or local users can obtain controlled access to MAPICS applications via an intranet, an extranet or the Internet. COM Net helps companies service their customers over the Internet, enabling them to place orders, review inventory availability, obtain current pricing and promotional information, specify product configurations and inquire into the status of an order 24 hours a day, seven days a week.

 Results of Operations

  The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations.

                                                                Three Months Ended
                                                                   December 31,
                                                        --------------------------------
                                                              1998              1997
                                                        --------------    --------------
Revenues:
 License................................................          59.7%             61.4%
 Services...............................................          40.3              38.6
                                                        --------------    --------------
      Total revenues....................................         100.0             100.0
                                                        --------------    --------------

Operating expenses:
 Cost of license revenues...............................           9.3               9.6
 Cost of services revenues..............................          10.6              10.7
 Selling and marketing..................................          37.5              35.4
 Product development....................................          10.5              11.7
 General and administrative.............................           7.6               7.3
                                                        --------------    --------------
      Total operating expenses..........................          75.5              74.7
                                                        --------------    --------------

Income from operations..................................          24.5              25.3

Interest income, net....................................           1.0               0.2
                                                        --------------    --------------

Income before income tax expense........................          25.5              25.5

Income tax expense......................................           9.8               9.8
                                                        --------------    --------------

Net income..............................................          15.7%             15.7%
                                                        ==============    ==============

 Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

  Revenues. Total revenues increased 30.0% to $38.5 million for the three months ended December 31, 1998 from $29.6 million for the three months ended December 31, 1997.

  License revenues increased 26.5% to $23.0 million for the three months ended December 31, 1998 from $18.2 million for the three months ended December 31, 1997, due to a volume increase in license sales to new customers. License sales to new customers (which include both new named accounts and migrations from the older MAPICS I and II product lines) increased 86% over the same period a year ago. The increase in license sales to new customers resulted from the introduction of MAPICS XA Release 5 in October 1998 and reflects the effectiveness of the Company's efforts to enhance the Affiliate channel and thereby broaden its customer base.

  Although the Company expects that the availability of new products and incremental investments made to enhance the Affiliate channel will continue to have a positive effect on the Company's revenues, future growth in license revenues could be lower than that which the Company experienced during the past twelve months due to prevailing concerns among manufacturers about general economic conditions and the Year 2000 issue which is discussed elsewhere herein. During the three months ended December 31, 1998, the Company received indications that these concerns are affecting the purchasing decisions of both existing customers and potential new customers alike, most notably in the United States. However, these concerns might also impact the buying decisions of customers in international markets. The Company is unable to quantify the effect that these concerns have had or will continue to have on its business, financial condition and results of operations.

  The Company achieved license revenue growth in each of its primary geographic markets during the three months ended December 31, 1998. Operations in (i) North America, (ii) the EMEA region and (iii) the combined Latin America/Asia Pacific regions accounted for 62%, 25% and 13% of total license revenues, respectively, during the three months ended December 31, 1998, compared to 64%, 25% and 11% respectively, for the three months ended December 31, 1997.

  Services revenues increased 35.4% to $15.5 million for the three months ended December 31, 1998 from $11.4 million for the three months ended December 31, 1997, primarily due to the increase in the number of customers paying periodic license fees.

  Cost of License Revenues. Cost of license revenues increased 27.5% to $3.6 million for the three months ended December 31, 1998 from $2.8 million for the three months ended December 31, 1997, primarily as a result of an increase in product royalty expense due to the increased volume in license revenues and an increase in amortization expense related to computer software costs. Cost of license revenues increased slightly as a percentage of license revenues to 15.6% for the three months ended December 31, 1998 from 15.5% for the three months ended December 31, 1997, primarily as a result of proportionally higher total product royalty expenses paid to third party software suppliers ("Solution Partners") due to the mix of products sold during the three months ended December 31, 1998. The increase in the amortization of computer software costs as a percentage of license revenues was smaller than such increases in prior periods because certain of the costs of computer software are now fully amortized.

  Cost of Services Revenues. Cost of services revenues increased 28.4% to $4.1 million for the three months ended December 31, 1998 from $3.2 million for the three months ended December 31, 1997. This increase resulted from the additional distribution and support costs associated with the increase in new customers, a volume increase in fees paid to Affiliates and Solution Partners for providing support services in EMEA and the Latin America and Asia Pacific regions and the added personnel costs associated with hiring additional customer support personnel. Cost of services revenues decreased as a percentage of services revenues to 26.4% for the three months ended December 31, 1998 from 27.8% for the three months ended December 31, 1997 because the fixed cost component relating primarily to personnel costs was a proportionally lower percentage of costs of services revenues during the three months ended December 31, 1998.

  Selling and Marketing. Selling and marketing expenses increased 38.1% to $14.4 million for the three months ended December 31, 1998 from $10.5 million for the three months ended December 31, 1997. As a percentage of total revenues, selling and marketing expenses increased to 37.5% for the three months ended December 31, 1998 from 35.4% for the three months ended December 31, 1997. These increases were due to increased commissions earned by Affiliates on increased license revenues, the hiring of additional sales and marketing personnel and increased spending on selling and marketing programs.

  Product Development. Overall product development expenses increased 15.8% to $4.0 million for the three months ended December 31, 1998 from $3.5 million for the three months ended December 31, 1997. As a percentage of total revenues, product development expenses decreased to 10.5% for the three months ended December 31, 1998 from 11.7% for the three months ended December 31, 1997. The increase in product development expense resulted from a combination of increased spending on core product development and a reduction in the amount of software translation expenditures which were capitalized during the three months ended December 31, 1998.

  Gross core development expenditures increased 16.0% to $4.7 million for the three months ended December 31, 1998 from $4.1 million for the three months ended December 31, 1997. This increase was due primarily to the hiring of additional personnel and incremental spending on product development resources to support the on-going effort to re-engineer the Company's software server applications to the Windows NT server platform, while continuing efforts to expand the MAPICS XA product line. The amounts of core development expenditures capitalized during the three months ended December 31, 1998 and December 31, 1997 were $778,000 and $562,000 respectively, representing 16.5% and 13.8% of gross core development expenditures during those periods. The amount of core development expenditures capitalized as a percentage of gross core development expenditures during the three months ended December 31, 1998 increased because a higher proportion of these expenditures had reached the technological feasibility stage as compared to those for the three months ended December 31, 1997. Gross computer software translation expenditures decreased 29.7% to $712,000 during the three months ended December 31, 1998 from $1.0 million during the three months ended December 31, 1997. Translation expenditures are typically project related, and the timing of these expenditures is subject to change from period to period. The amounts of translation expenditures capitalized during the three months ended December 31, 1998 and December 31, 1997 were $634,000 and $997,000, respectively, representing 89.0% and 98.4%, respectively, of gross translation expenditures during those periods.

  In addition to the amounts spent on core product development and computer software translation, the Company spent approximately $636,000 during the three months ended December 31, 1998 and $0 during the three months ended December 31, 1997 to acquire certain rights to computer software. The amounts spent to acquire computer software were capitalized and are included in computer software costs.

  General and Administrative. General and administrative expenses increased 34.6% to $2.9 million during the three months ended December 31, 1998 from $2.2 million during the three months ended December 31, 1997. These expenses represented 7.6% and 7.3% of total revenues during the three months ended December 31, 1998 and 1997, respectively.

  Interest Income. Interest income increased to $408,000 for the three months ended December 31, 1998 from $65,000 for the three months ended December 31, 1997 due to the increase in cash and cash equivalents.

  Interest Expense. Interest expense, which primarily reflects commitment fees incurred for unused portions of the Company's revolving credit facility, increased to $15,000 for the three months ended December 31, 1998 from $14,000 for the three months ended December 31, 1997.

  Income Tax Expense. Income tax expense represented 38.5% of income before income tax expense for the three months ended December 31, 1998 and 1997.

  Net Income. Net income increased 29.9% to $6.0 million, or $0.26 per share (diluted), for the three months ended December 31, 1998 from $4.6 million, or $0.21 per share (diluted), for the three months ended December 31, 1997.

 Liquidity and Capital Resources

  The following table sets forth a summary of the Company's cash flow activity for the periods indicated and should be read in conjunction with the Company's statements of cash flows (in thousands):

                                                                             Summary of Cash Flows
                                                                     -----------------------------------
                                                                              Three Months Ended
                                                                                  December 31,
                                                                     -----------------------------------
                                                                             1998              1997
                                                                     -----------------    --------------
  Net cash (used for) provided by operating activities...............          $(1,249)          $ 6,582
  Net cash used for investing activities.............................           (2,909)           (3,043)
  Net cash provided by (used for) financing activities...............            1,190              (526)
                                                                     -----------------    --------------
     Net (decrease) increase in cash and cash equivalents............          $(2,968)          $ 3,013
                                                                     =================    ==============

  The Company has funded its operations and capital expenditures primarily with cash generated from operating activities. As of December 31, 1998, the Company had cash and cash equivalents of $30.5 million and working capital of $22.7 million. Excluding deferred revenues of $30.6 million, working capital as of December 31, 1998 was $53.3 million. As of September 30, 1998, the Company had cash and cash equivalents of $33.4 million and working capital of $12.3 million. Excluding deferred revenues of $31.1 million, working capital as of September 30, 1998 was $43.4 million. During the three months ended December 31, 1998, cash and cash equivalents decreased $3.0 million while working capital, excluding deferred revenues, increased $9.9 million.

  Net cash used for operating activities during the three months ended December 31, 1998 was $1.2 million, compared to net cash provided by operating activities during the three months ended December 31, 1997 of $6.6 million. Growth in earnings and the utilization of favorable income tax benefits during the three months ended December 31, 1998 continued to have a positive effect on the Company's cash flow from operating activities; however, the effect of changes in working capital caused an overall decrease in cash flow from operating activities. During the three months ended December 31, 1998, accounts receivable increased $6.7 million, accrued expenses and other current liabilities decreased $3.9 million and accounts payable decreased $2.0 million, each of which had the effect of reducing cash flow from operating activities. The increase in accounts receivable resulted principally from an increase in amounts billed to existing customers in December 1998 for annual license fees. The decreases in accounts payable and accrued expenses and other current liabilities resulted from payments to vendors and other service providers, payments to Affiliates for sales commissions and income tax payments for the year ended September 30, 1998. Furthermore, the Company accelerated payments of sales commissions to its Affiliates during the three months ended December 31, 1998 to enhance its Affiliate channel by providing improved cash flow so that they can continue to grow their operations. The trends affecting accounts receivable and accrued expenses and other current liabilities were generally the same during the three months ended December 31, 1997, during which time accounts receivable increased $1.7 million, accrued expenses and other current liabilities decreased $1.0 million and accounts payable increased $639,000.

  Net cash used for investing activities during the three months ended December 31, 1998 and 1997 was $2.9 million and $3.0 million, respectively. During the three months ended December 31, 1998 and 1997, the Company used cash for investing activities related to computer software development, computer software translation and purchases of property and equipment, reflecting the incremental investments made in its computer software development activities and the additional computer equipment and office furniture needed for its growing employee population. The decrease in cash used for investing activities resulted from a $623,000 reduction in capital expenditures for property and equipment and a $147,000 reduction in additions to computer software costs offset by a $636,000 increase in expenditures to acquire certain rights to computer software to be integrated with the Company's product offerings.

  Net cash provided by financing activities during the three months ended December 31, 1998 was $1.2 million, compared to net cash used for financing activities during the three months ended December 31, 1997 of $526,000. During the three months ended December 31, 1998 and December 31, 1997, respectively, the Company received proceeds from stock options exercised and employee stock purchases of $1.2 million and $481,000, respectively. During the three months ended December 31, 1997, the Company repurchased 103,600 shares of its Common Stock for $1.0 million pursuant to its then existing stock repurchase plan which was rescinded in December 1998. On February 10, 1999, the Company's board of directors authorized the repurchase of up to 1.8 million shares of Common Stock under a new stock repurchase plan.

  In addition to the cash provided by operating and financing activities, additional borrowings of up to $15.0 million, subject to certain limitations, are available to the Company under a revolving credit facility with a bank. Availability of revolving credit loans and the rate of interest thereon vary depending upon the Company's ability to maintain certain financial ratios. As of December 31, 1998, the Company met all of those financial ratios, although no revolving credit borrowings have been outstanding under the revolving credit facility since its inception. The Company pays a quarterly commitment fee for unused portions of the revolving credit facility. Any outstanding borrowings under the revolving credit facility will mature on June 30, 2000.

  As of December 31, 1998, the Company did not have any material commitments for capital expenditures.

  The Company believes that cash and cash equivalents on hand as of December 31, 1998, together with cash flows from operations and available borrowings under the Company's revolving credit facility, will be sufficient to maintain its current level of operations for at least the next 12 months.

 Year 2000 Issue

  Many existing computer hardware and software systems are designed to use only two digits to identify a year in date fields (e.g., ''98'' for ''1998''). These systems may not properly recognize a year that begins with ''20'' instead of ''19.'' If not corrected, these systems could fail or could create erroneous results when working with dates beyond the year 1999. This is commonly referred to as the ''Year 2000 issue.'' The Company believes that the Year 2000 issue may affect the Company in two principal ways: through the Company's products and its operations.

 The Company's Readiness Status

  The Company develops and markets software programs which are date sensitive and may be affected by the Year 2000 issue. The Year 2000 issue may also affect the demand for the Company's products and the spending patterns of the Company's customers.

  In July 1997, the Company received Information Technology Association of America 2000 (''ITAA 2000'') certification, validating that the Company's development processes meet the information technology industry's best software development practices for addressing the Year 2000 issue. MAPICS XA releases since 1995 and the last release of MAPICS/DB have been converted and tested to be Year 2000 compliant. The Company believes that the products it currently produces adequately address the Year 2000 issue. The Company's Solution Partners have certified to the Company that their products are also Year 2000 compliant. However, the Company cannot assure that these products or future products that the Company or its Solution Partners develop contain or will contain all necessary date code changes or that errors will not be found in these products at a later time. The costs to resolve any resulting Year 2000 related errors could have a material adverse impact on the Company's business, financial condition and results of operations.

  Many hardware, operating system and application products developed by third parties interact or operate with MAPICS applications. In addition, customers or others may modify MAPICS products after they have been installed. The Company cannot assess the Year 2000 readiness of these hardware, operating system and application products or modified MAPICS products. If these products are not Year 2000 compliant, it could adversely affect the performance and functionality of the Company's applications that work with these products. While the Company believes that it would not be responsible for these Year 2000 problems, it is unable to assess the effect they may have on the Company's business, financial condition and results of operations.

  The Company believes that the Year 2000 issue is effecting the demand for Year 2000 enabled hardware and software products, including those offered by the Company. The Company believe that customers (both existing customers and potential new customers) have deferred and may continue to defer purchase decisions for the Company's products while they divert their resources to address other Year 2000 issues within their businesses. In addition, once companies have replaced their existing systems which are not Year 2000 enabled their demand for the Company's products may decrease. The Company is unable to quantify the effect that the demand for Year 2000 enabled products has had on its current business, financial condition and results of operations and cannot predict the effect that any increase or decrease in demand will have on the Company in the future.

  The Company principally relies on its MAPICS XA product to support its internal accounting, payables and invoicing operations. While MAPICS XA has been converted and tested to be Year 2000 compliant, the Company also relies on third party systems developed by others for many of its critical internal operations. If these systems are not Year 2000 compliant, it may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's internal operations may also be affected by Year 2000 issues affecting third parties with whom the Company has relationships, including Affiliates, Solution Partners and other vendors (e.g., utilities, distributors, banks and other suppliers). A Year 2000 problem affecting one or more of these third parties may also have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company has assembled a Year 2000 taskforce made up of representatives from the Company's development, marketing, support, information systems, facilities, finance and legal departments to assess the Year 2000 readiness of the Company's internal operations and the readiness of third parties on which it relies. The taskforce has identified and assessed the Year 2000 readiness of most of the material information technology (''I/T'') and non-information technology (''non-I/T'') systems, including fax machines, phone switches and badge access readers, used internally as part of the Company's operations, but such work is ongoing. The taskforce has tested or will test these systems where feasible and practicable. The Company expects testing to be substantially complete by March 31, 1999. The Company believes that it has the appropriate plans in place to achieve timely Year 2000 readiness for its internal systems. However, the Company's on-going assessment program may in the future reveal Year 2000 issues which are not currently identified or fully understood.

  The taskforce has also worked to identify those third parties on which the Company's operations materially rely. This includes the Company's Affiliates, Solution Partners and other suppliers. The taskforce has gathered written materials published by such third parties or otherwise communicated directly with such third parties in order to determine the Year 2000 readiness of their business operations or the readiness of the products or services they supply to the Company. While the taskforce has collected many responses and other materials from such third parties regarding their Year 2000 readiness, the process is ongoing. The Company expects to gather materials on all third parties with whom it relies by June 30, 1999. The Company is not certain that the Year 2000 issue will be properly and timely resolved by all of its suppliers, Affiliates, or Solution Partners, and if not so resolved, this could have a material impact on the Company's business, financial condition and results of operations.

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

 Contingency Plans

  The Company has not yet established a contingency plan to address the most reasonably likely worst case scenario described above. Because the Company has not completed the testing of those internal systems which it can test feasibly and practically, and since it has not received all responses from those suppliers on which it relies, it has not fully assessed the potential Year 2000 exposures. Accordingly, the Company has not yet fully developed Year 2000 specific contingency plans. These plans will be developed by September 30, 1999, if the foregoing assessment identifies a material business function that is substantially at risk.

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

 Euro Conversion Issue

  On January 1, 1999, a new currency called the "euro" was introduced in 11 of the 15 member countries of the European Union (the "Euro Conversion"). In 2002, each of these participating countries will adopt the euro as their single currency. Until that time, however, financial transactions in these participating countries may be conducted in either the euro or the local national currency. As a result, companies operating or conducting business in these participating countries during this transition period must be able to process financial transactions in either the euro or the local national currency.

  The latest release of the Company's product (MAPICS XA Release 5) includes a solution designed to address the Euro Conversion. Although this product is designed to enable companies to process financial transactions in the euro and the local national currencies, there can be no assurance that it will satisfactorily address all Euro Conversion issues. The costs to resolve any resulting Euro Conversion related errors could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company, like its customers and others who operate or conduct business in the participating countries, must be able to process financial transactions in both the euro and the local national currencies of the participating countries. To date, the Company has had no financial transactions with its customers, vendors, Affiliates or others that were denominated in the euro. Furthermore, management does not expect such transactions to be commonplace during the initial phase of the transition to the euro. A Company taskforce charged with analyzing the effect of the Euro Conversion on the Company's operations has determined that the Company can timely process a minimal amount of euro-related transactions without modification to its existing internal systems. However, the taskforce believes that over time, as companies adopt the euro as the preferred currency for certain or all of their business transactions, the Company will be required to process euro-related transactions in increasing volume. The Company currently plans to implement its euro-enabled software product (MAPICS XA Release 5) before this volume becomes significant.
Management expects that the costs of implementing MAPICS XA Release 5 for its own use will be insignificant and does not expect to experience significant conversion and/or operational problems associated with the implementation of its own software product. However, if the Company is required to process a significant amount of financial transactions in the euro before it is able to implement MAPICS XA Release 5 for its own use, or if subsequently MAPICS XA Release 5 does not allow the Company to satisfactorily process financial transactions in the euro, it may result in unforeseen costs or a disruption to the Company's business, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Management does not believe that the translation of financial transactions into euros will have a significant effect on the Company's business, financial condition or results of operations. The Euro Conversion, however, may have an impact on economic factors that affect the Company's business, including its effect on interest rates, exchange rates and contract prices. Currently, management believes that its exposure to market risk with respect to financial instruments is immaterial. However, the Euro Conversion may create strategic challenges as companies across Europe adapt to a single transnational currency. The participating countries' adoption of the euro will likely result in greater transparency of pricing, making Europe a more competitive environment. Although the Company has adapted its European price list to accommodate the introduction of the euro, it is currently unsure of the potential impact it could have on competitive conditions in European markets.

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

  The Company's foreign operations, primarily those in western Europe, generate cash which is denominated in foreign currencies. At December 31, 1998 and September 30, 1998, cash denominated in foreign currencies was $1,710,000 and $2,055,000, respectively. From time to time, the Company enters into forward exchange contracts as a hedge against the foreign currency exchange risk on cash and net receivables denominated in certain foreign currencies. However, the Company did not enter into any such contracts during the three months ended December 31, 1998 nor did the Company have any open forward exchange contracts at December 31, 1998 or September 30, 1998. Moreover, the Company believes that its exposure to foreign currency exchange rate risk at December 31, 1998 was not material.

  The Company has minimal interest rate risk. A change in either the lender's Base Rate or LIBOR would affect the rate at which the Company could borrow funds under its revolving credit facility.

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

ITEM 4:  Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Shareholders held on February 10, 1999, the following matters were brought before and voted upon by the shareholders with the number of votes as indicated below:

1. A proposal to approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 90,000,000 shares.

For                          Against                                              Abstain
---                          -------                                              -------
15,737,627                   2,625,551                                             18,637

2. A proposal to elect two directors to serve until the 2002 Annual Meeting of Shareholders.

                                                                                   Withheld
                              For                                                  Authority
                              ---                                                  ---------
 George A. Chamberlain 3d    18,323,935                                            57,880
 Richard C. Cook             18,322,962                                            58,853

3. A proposal to approve an amendment to the Company's 1998 Long Term Incentive Plan to increase the number of shares of Common Stock available for awards thereunder from 1,000,000 to 2,000,000 shares.

For                          Against                                               Abstain
---                          -------                                               -------
15,662,219                   2,697,003                                             22,593

4. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the
   Company for the fiscal year ending September 30, 1999.

For                          Against                                               Abstain
---                          -------                                               -------
18,367,569                   7,721                                                 6,525


ITEM 5:  Other Events

 None.

ITEM 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  No.    Description
  ---    -----------

10.1 Sixth Amendment dated as of August 14, 1998 to Revolving Credit and Term Loan Agreement dated as of August 4, 1997, as Amended and Restated through March 31, 1998, among MAPICS, Inc., BankBoston, N.A. and the other lending institutions set forth on Schedule I thereto, and BankBoston, N.A. as agent

  21     Subsidiaries of the Registrant

27.1 Financial Data Schedule for the three months ended December 31, 1998 (for SEC use only)

27.2 Restated Financial Data Schedule for the three months ended December 31, 1997 (for SEC use only)

(b) Reports on Form 8-K

  The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated December 4, 1998, which reported pursuant to Item 5 the rescission of the Company's stock repurchase program.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 1999.

                                        MAPICS, Inc.

                                        By:  /s/ William J. Gilmour
                                          --------------------------------
                                          William J. Gilmour
                                          Vice President of Finance and
                                          Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

Exhibit
No.        Description
---        -----------

10.1 Sixth Amendment dated as of August 14, 1998 to Revolving Credit and Term Loan Agreement dated as of August 4, 1997, as Amended and Restated through March 31, 1998, among MAPICS, Inc., BankBoston, N.A. and the other lending institutions set forth on Schedule I thereto, and BankBoston, N.A. as agent

21         Subsidiaries of the Registrant

27.1 Financial Data Schedule for the three months ended December 31, 1998 (for SEC use only)

27-2 Restated Financial Data Schedule for the three months ended December 31, 1997 (for SEC use only)