Form 10-Q
period 1999-03-31
MAPICS INC
filed 1999-05-14
CIK 848551

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q
                                _______________

(Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


                        1000 WINDWARD CONCOURSE PARKWAY
                           ALPHARETTA, GEORGIA 30005
                   (Address of principal executive offices)
                                (678) 319-8000
                        (Registrant's telephone number)

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

  The number of shares of the registrant's Common Stock outstanding at May 10, 1999 was 18,685,367.

================================================================================

                                 MAPICS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

    Item                                                                                                 PAGE
   Number                                                                                               NUMBER
 ---------                                                                                            -----------
                        PART I - FINANCIAL INFORMATION
    1.    Financial Statements:

          Condensed Consolidated Balance Sheets as of March 31, 1999
            and September 30, 1998......................................................                  3

          Condensed Consolidated Statements of Operations for the Three
            Months and Six Months Ended March 31, 1999 and 1998.........................                  4

          Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended March 31, 1999 and 1998........................................                  5

          Notes to Condensed Consolidated Financial Statements..........................                  6

  2.      Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................................                  8

  3.      Quantitative and Qualitative Disclosures About Market Risk....................                 17

                          PART II - OTHER INFORMATION

  4.      Submission of Matters to a Vote of Security Holders...........................                 19

  6.      Exhibits and Reports on Form 8-K..............................................                 19

          Signature.....................................................................                 20

          Exhibit Index.................................................................                 21

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                         MAPICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           MARCH 31,            SEPTEMBER 30,
                                                                              1999                   1998
                                                                     -------------------    -------------------
                                                                          (UNAUDITED)
                                    ASSETS
Current assets:
  Cash and cash equivalents........................................             $ 26,985               $ 33,442
  Accounts receivable, net of allowances of $2,286 at
     March 31, 1999 and $1,989 at September 30, 1998...............               36,604                 35,879
  Prepaid expenses and other current assets........................                5,507                  4,600
  Deferred income taxes, net.......................................                1,731                  1,462
                                                                     -------------------    -------------------
          Total current assets.....................................               70,827                 75,383
  Property and equipment, net......................................                5,566                  5,038
  Computer software costs, net.....................................               20,205                 19,554
  Other intangible assets, net.....................................                4,034                  4,292
  Deferred income taxes, net.......................................                1,462                  5,775
                                                                     -------------------    -------------------
          Total assets.............................................             $102,094               $110,042
                                                                     ===================    ===================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................             $  7,463               $  8,499
  Accrued expenses and other current liabilities...................               17,270                 23,496
  Deferred revenues................................................               30,172                 31,106
                                                                     -------------------    -------------------
          Total current liabilities................................               54,905                 63,101
                                                                     -------------------    -------------------

Commitments and contingencies (Note 5)

Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized
     Series D convertible preferred stock, 125 shares issued
        and outstanding (liquidation preference of $9,419)
        at March 31, 1999;  225 shares issued and outstanding
        (liquidation preference of $16,955) at September 30, 1998..                  125                    225
     Series E convertible preferred stock, 50 shares issued and outstanding (liquidation preference of $3,768) at
        March 31, 1999; 100 shares issued and outstanding
        (liquidation preference of $7,536) at September 30, 1998...                   50                    100
  Common stock, $0.01 par value; 90,000 shares authorized,
      20,499 shares issued and 19,453 shares outstanding at
      March 31, 1999;  50,000 shares authorized, 18,891 shares
      issued and 18,762 shares outstanding at September 30, 1998...                  205                    189
  Additional paid-in capital.......................................               63,093                 61,670
  Accumulated deficit..............................................               (5,929)               (13,962)
  Treasury stock-at cost, 1,046 shares at March 31, 1999 and
      129 shares at September 30, 1998.............................              (10,355)                (1,281)
                                                                     -------------------    -------------------
          Total shareholders' equity...............................               47,189                 46,941
                                                                     -------------------    -------------------
          Total liabilities and shareholders' equity...............             $102,094               $110,042
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

                         MAPICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    MARCH 31,                 MARCH 31,
                                                            ------------------------   ----------------------
                                                                1999         1998         1999         1998
                                                            -----------  -----------   ----------  ----------
Revenues:
  License.................................................     $14,397      $16,787      $37,370      $34,943
  Services................................................      15,866       12,221       31,354       23,659
                                                            -----------  -----------   ----------  ----------
          Total revenues..................................      30,263       29,008       68,724       58,602
                                                            -----------  -----------   ----------  ----------

Operating expenses:
  Cost of license revenues................................       2,951        3,410        6,546        6,229
  Cost of services revenues...............................       4,764        3,428        8,847        6,609
  Selling and marketing...................................      11,917       10,655       26,362       21,118
  Product development.....................................       4,175        3,581        8,198        7,056
  General and administrative..............................       3,509        2,179        6,425        4,346
                                                            -----------  -----------   ----------  ----------
          Total operating expenses........................      27,316       23,253       56,378       45,358
                                                            -----------  -----------   ----------  ----------

Income from operations....................................       2,947        5,755       12,346       13,244

Other:
  Interest income.........................................         337          130          745          195
  Interest expense........................................         (14)         (14)         (29)         (28)
                                                            -----------  -----------   ----------  ----------

Income before income tax expense..........................       3,270        5,871       13,062       13,411
Income tax expense........................................       1,259        2,260        5,029        5,163
                                                            -----------  -----------   ----------  ----------

Net income................................................     $ 2,011      $ 3,611      $ 8,033      $ 8,248
                                                            ===========  ===========   ==========  ==========


Net income per common share (basic) (Note 3)..............     $  0.10      $  0.20      $  0.41      $  0.45
                                                            ===========  ===========   ==========  ==========

Weighted average number of common shares
     outstanding (basic) (Note 3)...........................    20,109       18,477       19,796       18,495
                                                            ===========  ===========   ==========  ==========


Net income per common share (diluted) (Note 3)..............   $  0.09      $  0.16      $  0.35      $  0.37
                                                            ===========  ===========   ==========  ==========

Weighted average number of common shares and common
     equivalent shares outstanding (diluted) (Note 3).......    22,298       22,738       23,005       22,491
                                                            ===========  ===========   ==========  ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  MARCH 31,
                                                               --------------------------------------------
                                                                        1999                    1998
                                                               --------------------    --------------------
Cash flows from operating activities:
  Net income...................................................        $      8,033            $      8,248
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation..............................................               1,130                     864
     Amortization..............................................               3,714                   3,583
     Provision for bad debts...................................                 402                     157
     Deferred income taxes.....................................               4,319                   3,771
     Compensation payable in common stock......................                (231)                     --
     Stock and options issued to non-employees.................                  44                      --
     Loss on disposal of property and equipment................                  67                      --
     Changes in operating assets and liabilities:
       Accounts receivable.....................................              (1,127)                  3,570
       Prepaid expenses and other current assets...............                (907)                 (1,449)
       Accounts payable........................................              (1,036)                  1,331
       Accrued expenses and other current liabilities..........              (6,226)                 (2,208)
       Deferred revenues.......................................                (934)                    899
                                                                       ------------            ------------
          Net cash provided by operating activities............               7,248                  18,766
                                                                       ------------            ------------

Cash flows from investing activities:
       Purchases of property and equipment.....................              (1,725)                 (2,101)
       Additions to computer software costs....................              (2,825)                 (3,553)
       Purchases of computer software..........................              (1,282)                     --
                                                                       ------------            ------------
          Net cash used for investing activities...............              (5,832)                 (5,654)
                                                                       ------------            ------------


Cash flows from financing activities:
       Proceeds from stock options exercised...................               1,074                   1,324
       Proceeds from employee stock purchases..................                 240                     152
       Acquisitions of treasury stock..........................              (9,187)                 (1,281)
                                                                       ------------            ------------
          Net cash (used for) provided by financing activities.              (7,873)                    195
                                                                       ------------            ------------


Net (decrease) increase in cash and cash equivalents...........              (6,457)                 13,307
Cash and cash equivalents at beginning of period...............              33,442                   5,562
                                                                       ------------            ------------

Cash and cash equivalents at end of period.....................        $     26,985            $     18,869
                                                                       ============           =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) BASIS OF PRESENTATION

  Except for the balance sheet as of September 30, 1998, the accompanying condensed consolidated financial statements of MAPICS, Inc. and Subsidiaries (collectively referred to as the "Company") are unaudited; however, in the opinion of management, these condensed consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows as of the dates and for the periods indicated. The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). As permitted by the rules of the Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. While the Company believes that the disclosures presented are adequate to make these condensed consolidated financial statements not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 as filed with the Commission.

  The Company operates on a fiscal year ending September 30/th/. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The accompanying condensed financial statements are consolidated and consist of the condensed financial statements of MAPICS, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

  Certain amounts in the 1998 financial statements have been reclassified to conform to the presentation in the 1999 financial statements.

(2) SIGNIFICANT ACCOUNTING PRINCIPLES

 Revenue Recognition

  The Company generates a significant portion of its total revenues from licensing its software, which is conducted principally through a global network of independent businesses called Affiliates. The Affiliates provide the principal channel through which the Company's products are sold to its customers. However, the ultimate customer executes a license agreement directly with the Company rather than the Affiliate.

  The Company generally recognizes revenue from the initial licensing of its software upon: (i) the signing of a license agreement between the Company and the ultimate customer; (ii) delivery of the software to the customer or to a location designated by the customer; (iii) fees being fixed and determinable; and (iv) determination that collection of the related receivable is probable. Under the terms of the Company's license agreements, the customer is responsible for installation and training. Revenue from the licensing of software is included in license revenues, and the related commissions paid to Affiliates are included in selling and marketing expenses.

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

(3) NET INCOME PER COMMON SHARE

  Net income per common share (basic) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Net income per common share (diluted) is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the assumed exercise of dilutive stock options, warrants and convertible preferred stock. The following table presents the calculations of basic and diluted net income per common share:

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    MARCH 31,                       MARCH 31,
                                                          -----------------------------     --------------------------
                                                              1999             1998             1999          1998
                                                          ------------     ------------     ------------  ------------
                                                                       (In thousands, except per share data)
Numerator:
----------
Net income..............................................  $      2,011     $      3,611     $      8,033  $      8,248
                                                          ============     ============     ============  ============

Denominator:
------------
Weighted average number of common shares
 outstanding (denominator for net income per
 common share (basic))..................................        20,109           18,477           19,796        18,495
Common share equivalents:
 Convertible preferred stock............................         1,750            3,250            2,162         3,250
 Common stock options...................................           216              560              540           420
 Common stock warrants..................................           223              451              507           326
                                                          ------------     ------------     ------------  ------------
Weighted average number of common shares
 and common equivalent shares outstanding
 (denominator for net income per common
 share (diluted)).......................................        22,298           22,738           23,005        22,491
                                                          ============     ============     ============  ============

 Net income per common share (basic)....................  $       0.10     $       0.20     $       0.41  $       0.45
                                                          ============     ============     ============  ============

 Net income per common share (diluted)..................  $       0.09     $       0.16     $       0.35  $       0.37
                                                          ============     ============     ============  ============

(4)  OFFICE LEASE

  On October 29, 1998, the Company entered into an agreement to lease approximately 120,000 square feet of new office space (the "New Lease") in Alpharetta, Georgia, a suburb of Atlanta. The New Lease became effective on March 1, 1999, at which time the Company vacated its previous office facilities in Atlanta and assigned the related leases (the "Old Leases") to a third party who assumed all of the Company's obligations under the Old Leases. The new office space was required to meet the needs of the Company's growing employee population.

(5)  COMMITMENTS AND CONTINGENCIES

  The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's future financial position or results of operations.

(6)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  On October 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2." SOP 97-2, as amended, provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supercedes SOP 91-1, "Software Revenue Recognition." The adoption of SOP 97-2 did not and is not expected to have a material impact on the Company's financial position, results of operations or financial statement disclosures.

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

  In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Statement distinguishes accounting for the costs of computer software developed or obtained for internal use from guidance under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company will adopt SOP 98-1 on October 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company's software capitalization policies, financial position, results of operations or financial statement disclosures.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. Words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "will," "would" and similar expressions and variations thereof are intended to identify forward-looking statements. The Company's actual results could differ materially from those contemplated by the forward-looking statements contained herein. Factors that may cause such a difference include, but are not limited to, those discussed in the cautionary statements contained herein as well as those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance" contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 as filed with the Commission. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

 OVERVIEW

  The Company is a business software company whose primary customers are discrete and batch process manufacturers. The Company delivers enterprise resource planning ("ERP") software that allows its customers to automate the manufacturing process and coordinate multiple functions and departments within their organizations, as well as extend their interactions with their supply chain partners. The MAPICS XA product line currently consists of more than 50 applications in the areas of Engineering Management, Demand Management, Operations Management, Resource Planning, Financial Management and Business Management. The design of the Company's applications allows its customers to rapidly implement all or a portion of the Company's solution with minimal disruption to their business. Furthermore, MAPICS solutions enable customers to leverage existing information technology investments and adopt new technologies gradually, which lowers costs and increases their return on investment.

  The Company generates a significant portion of its total revenues from licensing its software, which is conducted principally through a global network of independent businesses called Affiliates. The Affiliates provide the principal channel through which the Company's products are sold to its customers. However, the ultimate customer executes a license agreement directly with the Company rather than the Affiliate. When it first licenses its software, the Company receives both an initial license fee and a periodic license fee. Initial license fees are recorded as license revenue and generally recognized upon: (i) the signing of a license agreement between the Company and the ultimate customer; (ii) delivery of the software to the customer or to a location designated by the customer; (iii) fees being fixed and determinable; and (iv) determination that collection of the related receivable is probable. Periodic license fees are recorded as services revenue and recognized ratably over the term of the periodic license agreement. The periodic license fee, which is typically paid annually in advance, entitles the customer to continue using the software and to receive certain support services, as available. If a customer does not renew its periodic license, it is no longer entitled to use the Company's software. The Company believes this licensing arrangement provides a source of recurring revenues from its installed base of customers and enables customers to take advantage of new releases and enhancements of its software.

  The Affiliates, rather than the Company, provide the Company's customers with primarily all of the consulting and implementation services relating to the MAPICS products. As a result, the Company typically does not generate revenues from providing these consulting and implementation services.

  The Company's cost structure is designed so that a significant portion of the Company's costs vary in direct relation to license revenues, particularly commissions paid to Affiliates, which are included in selling and marketing expenses, and product royalties paid to third party solution providers called Solution Partners, which are included in cost of license revenues.

  In October 1998, the Company announced the worldwide availability of MAPICS XA Release 5, which includes three new applications and enhancements to 20 of the existing applications. Release 5 offers a complete solution for the Euro Conversion and allows companies to maximize the benefits of e-commerce through a complete Java user interface (eWorkPlace) and an Internet-based customer service application (COM_Net). Using eWorkPlace, remote or local users can obtain controlled access to MAPICS applications via an intranet, an extranet or the Internet. COM_Net helps companies service their customers over the Internet, enabling them to place orders, review inventory availability, obtain current pricing and promotional information, specify product configurations and inquire into the status of an order 24 hours a day, seven days a week.

  In March 1999, the Company announced the availability of its Advanced Planning and Scheduling ("APS") solution, MAPICS XA Wisdom. MAPICS XA Wisdom offers manufacturers advanced supply chain planning functionality, including synchronized planning and scheduling of all resources enabling customers to improve on-time delivery performance, summarized planning and scheduling of problems with emphasis on eliminating late orders, critical bottlenecks and material shortages and a decision-support tool providing management with the ability to compare different customer order fulfillment scenarios.

 RESULTS OF OPERATIONS

  Total revenues increased 4.3% to $30.3 million for the three months ended March 31, 1999 from $29.0 million for the three months ended March 31, 1998. Operating expenses increased 17.5% during the same period due to the incremental costs of hiring additional personnel throughout the Company as well as the continued increases in spending for product development activities and selling and marketing programs. As a result, net income decreased 44.3% to $2.0 million, or $0.09 per share (diluted), for the three months ended March 31, 1999 from $3.6 million, or $0.16 per share (diluted), for the three months ended March 31, 1998.

  The results reflect lower than anticipated revenue growth for the three months ended March 31, 1999. Management believes the slowing of revenue growth from the comparable period of the prior year was primarily due to an industry-wide slowdown in demand for software products and services like those offered by the Company as a result of increased focus by companies on the Year 2000 issue. Other factors, including global economic conditions and increased competition, also contributed to the slowdown in revenue growth. See "--Year 2000 Issue."

  As a result of the increased uncertainty about demand for the Company's products and services amid the rapidly changing conditions in the ERP marketplace, management has revised the Company's operating plan for the remainder of the fiscal year with an emphasis on cost reduction. However, since management cannot predict any future increase or decrease in demand that may result from the Year 2000 issue, there can be no assurance that these actions will improve the Company's business, financial condition and results of operations.

  The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations.

                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    MARCH 31,                           MARCH 31,
                                                        --------------------------------    --------------------------------
                                                              1999              1998              1999              1998
                                                        --------------    --------------    --------------    --------------
  Revenues:
    License.............................................          47.6%             57.9%             54.4%             59.6%
    Services............................................          52.4              42.1              45.6              40.4
                                                        --------------    --------------    --------------    --------------
            Total revenues..............................         100.0             100.0             100.0             100.0
                                                        --------------    --------------    --------------    --------------

  Operating expenses:
    Cost of license revenues............................           9.8              11.8               9.5              10.6
    Cost of services revenues...........................          15.7              11.8              12.9              11.3
    Selling and marketing...............................          39.4              36.8              38.4              36.1
    Product development.................................          13.8              12.3              11.9              12.0
    General and administrative..........................          11.6               7.5               9.3               7.4
                                                        --------------    --------------    --------------    --------------
            Total operating expenses....................          90.3              80.2              82.0              77.4
                                                        --------------    --------------    --------------    --------------

  Income from operations................................           9.7              19.8              18.0              22.6

  Other:
    Interest income.....................................           1.1               0.4               1.0               0.3
    Interest expense....................................            --                --                --                --
                                                        --------------    --------------    --------------    --------------

  Income before income tax expense......................          10.8              20.2              19.0              22.9

  Income tax expense....................................           4.2               7.8               7.3               8.8
                                                        --------------    --------------    --------------    --------------

  Net income............................................           6.6%             12.4%             11.7%             14.1%
                                                        ==============    ==============    ==============    ==============

 THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

  Revenues. As previously discussed, total revenues increased 4.3% to $30.3 million for the three months ended March 31, 1999 from $29.0 million for the three months ended March 31, 1998.

  License revenue decreased 14.2% to $14.4 million for the three months ended March 31, 1999 from $16.8 million for the three months ended March 31, 1998, due to a volume decrease in license sales to new and existing customers for the reasons noted above. License sales to new customers (which include both new named accounts and migrations from the legacy MAPICS I and II products) decreased 16.8%, and license sales to existing customers decreased 12.8% from the same period a year ago.

  During the three months ended March 31, 1999, license revenue decreased in North America and the Europe, Middle East and Africa ("EMEA") region while license revenue increased in the Latin America and Asia Pacific regions. Operations in (i) North America, (ii) the EMEA region and (iii) the combined Latin America/Asia Pacific regions accounted for 66%, 24% and 10% of total license revenue, respectively, during the three months ended March 31, 1999, compared to 68%, 24% and 8% of total license revenue, respectively, for the three months ended March 31, 1998. Management believes that the factors affecting product demand in the ERP marketplace - the Year 2000 issue, economic conditions and increased competition - are affecting the Company's performance in each of its primary geographic markets.

  Services revenues increased 29.8% to $15.9 million for the three months ended March 31, 1999 from $12.2 million for the three months ended March 31, 1998 principally due to an increase in the number customers paying periodic license fees.

  The mix of revenues, which historically has favored license revenue in the range of 55%-65% followed by services revenue in the range of 35%-45%, changed during the three months ended March 31, 1999 as a result of the significant decrease in license revenue. During the three months ended March 31, 1999, license revenue and services revenue comprised 47.6% and 52.4% of total revenues, respectively, compared to 57.9% and 42.1% of total revenues, respectively, for the three months ended March 31, 1998.

  Cost of License Revenues. Cost of license revenues decreased 13.5% to $3.0 million for the three months ended March 31, 1999 from $3.4 million for the three months ended March 31, 1998. This increase was primarily the result of a decrease in product royalty expense due to the decreased volume in license revenue. Cost of license revenues increased slightly as a percentage of license revenue to 20.5% for the three months ended March 31, 1999 from 20.3% for the three months ended March 31, 1998 as a result of proportionally higher amortization expense in the current period due to the decrease in license revenue.

  Cost of Services Revenues. Cost of services revenues increased 39.0% to $4.8 million for the three months ended March 31, 1999 from $3.4 million for the three months ended March 31, 1998. This increase resulted from the additional distribution and support costs associated with the increase in customers, including: a volume increase in fees payable to Solution Partners for providing support services related to their products, a volume increase in commissions payable to Affiliates for support services provided in the EMEA, Latin America and Asia Pacific regions and the incremental costs associated with hiring additional customer support personnel in North America and the EMEA region. Cost of services revenues increased as a percentage of services revenue to 30.0% for the three months ended March 31, 1999 from 28.1% for the three months ended March 31, 1998 as a result of proportionally higher fees paid to Affiliates and Solution Partners in the 1999 period.

  Selling and Marketing. Selling and marketing expenses increased 11.8% to $11.9 million for the three months ended March 31, 1999 from $10.7 million for the three months ended March 31, 1998. This increase resulted from the incremental costs associated with hiring additional sales and marketing personnel and increased spending on selling and marketing programs, offset by a decrease in commissions payable to Affiliates due to the decreased volume in license revenue. Selling and marketing expenses as a percentage of total revenues increased to 39.4% for the three months ended March 31, 1999 from 36.8% for the three months ended March 31, 1998 as a result of proportionally higher personnel costs and program costs in the 1999 period.

  Product Development. Overall product development expenses increased 16.6% to $4.2 million for the three months ended March 31, 1999 from $3.6 million for the three months ended March 31, 1998. As a percentage of total revenues, product development expenses increased to 13.8% for the three months ended March 31, 1999 from 12.3% for the three months ended March 31, 1998.

  Gross core development expenditures increased 17.7% to $5.0 million for the three months ended March 31, 1999 from $4.2 million for the three months ended March 31, 1998. This increase was due to the incremental costs associated with hiring additional development personnel and increased spending on product development activities to support the on-going effort to re-engineer the Company's software applications to the Windows NT server platform, while continuing efforts to expand the MAPICS XA product line. The amounts of core development expenditures capitalized during the three months ended March 31, 1999 and March 31, 1998 were $943,000 and $660,000, respectively, representing 18.9% and 15.6%, respectively, of gross core development expenditures during those periods. The amount of core development expenditures capitalized as a percentage of gross core development expenditures during the three months ended March 31, 1999 increased because a higher proportion of these expenditures had reached the technological feasibility stage as compared to those for the three months ended March 31, 1998. Gross computer software translation expenditures decreased 55.0% to $603,000 during the three months ended March 31, 1999 from $1.3 million during the three months ended March 31, 1998. Translation expenditures are typically project related, and the timing of these expenditures is subject to change from period to period. The amounts of translation expenditures capitalized during the three months ended March 31, 1999 and March 31, 1998 were $470,000 and $1.3 million, respectively, representing 77.9% and 99.4%, respectively, of gross translation expenditures during those periods.
The Company generally does not capitalize amounts spent to translate the Company's software applications into non-core languages. During the three months ended March 31, 1999, spending on non-core translation increased as a percentage of gross translation expenditures, which decreased the overall capitalization percentage.

  In addition to the amounts spent on core product development and computer software translation, the Company spent approximately $646,000 during the three months ended March 31, 1999 and $0 during the three months ended March 31, 1998 to acquire certain rights to computer software. The amounts spent to acquire computer software were capitalized and are included in computer software costs.

  General and Administrative. General and administrative expenses increased 61.0% to $3.5 million during the three months ended March 31, 1999 from $2.2 million during the three months ended March 31, 1998. General and administrative expenses as a percentage of total revenues increased to 11.6% during the three months ended March 31, 1999 from 7.5% during the three months ended March 31, 1998. These increases resulted from the incremental costs associated with hiring additional personnel and increased facility costs associated with expanding the Company's operations.

  Interest Income. Interest income increased to $337,000 for the three months ended March 31, 1999 from $130,000 for the three months ended March 31, 1998 due to an increase in cash and cash equivalents.

  Interest Expense. Interest expense, which primarily reflects commitment fees incurred for unused portions of the Company's revolving credit facility, remained constant at $14,000 for the three months ended March 31, 1999 and 1998.

  Income Tax Expense. Income tax expense represented 38.5% of income before income tax expense for the three months ended March 31, 1999 and 1998.

 SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

  Revenues. Total revenues increased 17.3% to $68.7 million for the six months ended March 31, 1999 from $58.6 million for the six months ended March 31, 1998. License revenue increased 6.9% to $37.4 million for the six months ended March 31, 1999 from $34.9 million for the six months ended March 31, 1998, due to a volume increase in license sales to new customers. License sales to new customers increased 30.9% over the same period a year ago.

  During the six months ended March 31, 1999, license revenue increased in each of the Company's primary geographic markets. Operations in (i) North America,
(ii) the EMEA region and (iii) the combined Latin America/Asia Pacific regions accounted for 63%, 25% and 12% of total license revenue, respectively, during the six months ended March 31, 1999, compared to 66%, 25% and 9% of total license revenue, respectively, during the six months ended March 31, 1998.

  Services revenues increased 32.5% to $31.4 million for the six months ended March 31, 1999 from $23.7 million for the six months ended March 31, 1998 due to an increase in the number of customers paying periodic license fees.

  Cost of License Revenues. Cost of license revenues increased 5.1% to $6.5 million for the six months ended March 31, 1999 from $6.2 million for the six months ended March 31, 1998. This increase was primarily the result of an increase in product royalty expense due to the increased volume in license revenue and an increase in amortization expense related to computer software costs. Cost of license revenues decreased slightly as a percentage of license revenue to 17.5% for the six months ended March 31, 1999 from 17.8% for the six months ended March 31, 1998 as a result of proportionally lower amortization expense. The increase in the amortization of computer software costs as a percentage of license revenue was smaller than such increases in prior periods due to the decrease in license revenue during the three months ended March 31, 1999 and because a larger proportion of the costs of computer software are now fully amortized.

  Cost of Services Revenues. Cost of services revenues increased 33.9% to $8.8 million for the six months ended March 31, 1999 from $6.6 million for the six months ended March 31, 1998. This increase resulted from the additional distribution and support costs associated with the increase in customers, including: a volume increase in fees payable to Solution Partners for providing support services related to their products, a volume increase in commissions payable to Affiliates for support services provided in the EMEA, Latin America and Asia Pacific regions and the incremental costs associated with hiring additional customer support personnel in North America and the EMEA region. Cost of services revenues increased as a percentage of services revenues to 28.2% for the six months ended March 31, 1999 from 27.9% for the six months ended March 31, 1998 as a result of proportionally higher fees paid to Affiliates and Solution Partners in the 1999 period.

  Selling and Marketing. Selling and marketing expenses increased 24.8% to $26.4 million for the six months ended March 31, 1999 from $21.1 million for the six months ended March 31, 1998. This increase resulted from the incremental costs associated with hiring additional sales and marketing personnel, an increase in commissions earned by Affiliates due to the increased volume in license revenue and increased spending on selling and marketing programs. As a percentage of total revenues, selling and marketing expenses increased to 38.4% for the six months ended March 31, 1999 from 36.1% for the six months ended March 31, 1998 as a result of proportionally higher personnel costs and program costs in the 1999 period.

  Product Development. Overall product development expenses increased 16.2% to $8.2 million for the six months ended March 31, 1999 from $7.1 million for the six months ended March 31, 1998. As a percentage of total revenues, product development expenses decreased to 11.9% for the six months ended March 31, 1999 from 12.0% for the six months ended March 31, 1998.

  Gross core development expenditures increased 17.6% to $9.7 million for the six months ended March 31, 1999 from $8.3 million for the six months ended March 31, 1998. This increase was due to the incremental costs associated with hiring additional development personnel and increased spending on product development activities to support the on-going effort to re-engineer the Company's software applications to the Windows NT server platform, while continuing efforts to expand the MAPICS XA product line. The amounts of core development expenditures capitalized during the six months ended March 31, 1999 and March 31, 1998 were $1.7 million and $1.2 million, respectively, representing 17.7% and 14.8%, respectively, of gross core development expenditures during those periods. The amount of core development expenditures capitalized as a percentage of gross core development expenditures during the six months ended March 31, 1999 increased because a higher proportion of these expenditures had reached the technological feasibility stage as compared to those for the six months ended March 31, 1998. Gross computer software translation expenditures decreased 44.2% to $1.3 million during the six months ended March 31, 1999 from $2.4 million during the six months ended March 31, 1998. Translation expenditures are typically project related, and the timing of these expenditures is subject to change from period to period. The amounts of translation expenditures capitalized during the six months ended March 31, 1999 and March 31, 1998 were $1.1 million and $2.3 million respectively, representing 84.0% and 99.0%, respectively, of gross translation expenditures during those periods. The Company generally does not capitalize amounts spent to translate the Company's software applications into non-core languages. During the six months ended March 31, 1999, spending on non-core translation increased as a percentage of gross translation expenditures which decreased the overall capitalization percentage.

  In addition to the amounts spent on core product development and computer software translation, the Company spent approximately $1.3 million during the six months ended March 31, 1999 and $0 during the six months ended March 31, 1998 to acquire certain rights to computer software. The amounts spent to acquire computer software were capitalized and are included in computer software costs.

  General and Administrative. General and administrative expenses increased 47.8% to $6.4 million during the six months ended March 31, 1999 from $4.3 million during the six months ended March 31, 1998. General and administrative expenses as a percentage of total revenues increased to 9.3% during the six months ended March 31, 1999 from 7.4% during the six months ended March 31, 1998. These increases resulted from the incremental costs associated with hiring additional personnel and increased facility costs associated with expanding the Company's operations.

  Interest Income. Interest income increased to $745,000 for the six months ended March 31, 1999 from $195,000 for the six months ended March 31, 1998 due to an increase in cash and cash equivalents.

  Interest Expense. Interest expense, which primarily reflects commitment fees incurred for unused portions of the Company's revolving credit facility, increased slightly to $29,000 for the six months ended March 31, 1999 from $28,000 for the six months ended March 31, 1998.

  Income Tax Expense. Income tax expense represented 38.5% of income before income tax expense for the six months ended March 31, 1999 and 1998.

 LIQUIDITY AND CAPITAL RESOURCES

  The following table sets forth a summary of the Company's cash flow activity for the periods indicated and should be read in conjunction with the Company's statements of cash flows.

                                                                               SUMMARY OF CASH FLOWS
                                                                     --------------------------------------
                                                                                 SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                     --------------------------------------
                                                                             1999                 1998
                                                                     -----------------    -----------------
                                                                                  (IN THOUSANDS)
  Net cash provided by operating activities..........................   $        7,248        $      18,766
  Net cash used for investing activities.............................           (5,832)              (5,654)
  Net cash (used for) provided by financing activities...............           (7,873)                 195
                                                                      ----------------      ---------------
     Net (decrease) increase in cash and cash equivalents............   $       (6,457)       $      13,307
                                                                       ===============      ===============

  The Company has funded its operations and capital expenditures primarily with cash generated from operating activities. As of March 31, 1999, the Company had cash and cash equivalents of $27.0 million and working capital of $15.9 million. During the six months ended March 31, 1999, cash and cash equivalents decreased $6.5 million while working capital increased $3.6 million.

  Although earnings for the six months ended March 31, 1999 were similar to those for the same period a year ago, changes in operating assets and liabilities had a negative effect on cash flows from operating activities during the six months ended March 31, 1999. Before the changes in operating assets and liabilities, net cash provided by operating activities was $17.5 million for the six months ended March 31, 1999 compared to $16.6 million for the six months ended March 31, 1998. After the effect of changes in operating assets and liabilities, as discussed below, net cash provided by operating activities was $7.2 million for the six months ended March 31, 1999 compared to $18.8 million for the six months ended March 31, 1998.

  The change in operating assets and liabilities from period to period is due primarily to the timing of cash receipts and cash payments. Accounts receivable increased $1.0 million during the six months ended March 31, 1999 and decreased $3.6 million during the six months ended March 31, 1998. The Company billed a significant portion of its annual license revenue in December 1998 and January 1999. Growth in annual license fees, offset by the reduction in license sales, combined with a slowdown in collections caused accounts receivable to increase during the six months ended March 31, 1999. In the prior year, the Company had made a significant improvement in collections on accounts receivable that had accumulated from strong revenue growth. Accounts payable and accrued expenses and other current liabilities decreased $7.3 million during the six months ended March 31, 1999 compared to a decrease of $877 thousand during the six months ended March 31, 1998. The decrease in accounts payable and accrued expenses and other current liabilities during the six months ended March 31, 1999 resulted from the timing of payments to vendors and other service providers and accelerated payments of commissions to Affiliates during the six months ended March 31, 1999, continuing the effort to enhance the sales channel by providing improved cash flow to enable Affiliates to expand their operations.

  Net cash used for investing activities during the six months ended March 31, 1999 was $5.8 million compared to $5.7 million during the six months ended March 31, 1998. The Company used cash for computer software development, for computer software translation and for purchases of property and equipment, reflecting the incremental investments made in its development activities and the additional computer equipment and office furniture needed for its expanding operations and its growing employee population. The slight increase in cash used for investing activities resulted from a $1.3 million increase in expenditures to acquire certain rights to computer software to be integrated with the Company's product offerings, offset by a $728,000 reduction in additions to computer software costs and a $376,000 reduction in capital expenditures for property and equipment.

  Net cash used for financing activities during the six months ended March 31, 1999 was $7.9 million compared to net cash provided by financing activities during the six months ended March 31, 1998 of $195,000. The Company spent $9.2 million and $1.3 million to reacquire 928,000 and 128,600 shares of its Common Stock during the six months ended March 31, 1999 and 1998, respectively. The Company intends to continue repurchasing its shares, as appropriate, using available cash and cash equivalents under an expanded stock repurchase program approved in April 1999 by the Company's board of directors. Offsetting the amounts spent on the stock repurchase programs, the Company received proceeds of $1.3 million and $1.5 million from the exercise of stock options and employee stock purchases during the six months ended March 31, 1999 and 1998, respectively.

  In addition to the cash provided by operating and financing activities, borrowings of up to $15.0 million, subject to certain limitations, are available to the Company under a revolving credit facility with a bank. Availability of revolving credit loans and the rate of interest thereon vary depending upon the Company's ability to maintain certain financial ratios. As of March 31, 1999, the Company met all of those financial ratios, although no revolving credit borrowings have been outstanding under the revolving credit facility since its inception. The Company pays a quarterly commitment fee for unused portions of the revolving credit facility. Any outstanding borrowings under the revolving credit facility will mature on June 30, 2000.

  As of March 31, 1999, the Company did not have any material commitments for capital expenditures.

  The Company believes that cash and cash equivalents on hand as of March 31, 1999, together with cash flows from operations and available borrowings under the Company's revolving credit facility, will be sufficient to maintain its current level of operations for at least the next 12 months.

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

 THE COMPANY'S READINESS STATUS

  The Company develops and markets software programs that are date sensitive and may be affected by the Year 2000 issue. The Company believes that the Year 2000 issue has and will likely continue to affect the demand for the Company's products and the spending patterns of the Company's customers.

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

  The Company believes that the Year 2000 issue is affecting the demand for Year 2000 enabled hardware and software products, including those offered by the Company. The Company believes that customers (both existing customers and potential new customers) have and may continue to defer purchase decisions for the Company's products since they are required to divert their resources to address other Year 2000 issues within their businesses. In addition, once companies have replaced their existing systems that were not Year 2000 enabled, they may no longer demand products offered by the Company. The Company is unable to quantify the effect that the demand for Year 2000 enabled products has had on its current business, financial condition and results of operations and cannot predict the effect that any increase or decrease in demand will have on the Company in the future.

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

  The Company has assembled a Year 2000 taskforce made up of representatives from the Company's development, marketing, support, information systems, facilities, finance and legal departments to assess the Year 2000 readiness of the Company's internal operations and the readiness of third parties on which it relies. The taskforce has identified and assessed the Year 2000 readiness of most of the material information technology ("I/T") and non-information technology ("non-I/T") systems, including fax machines, phone switches and badge access readers, used internally as part of the Company's operations.
Based on information obtained from third party vendors or testing it has performed, the Company believes that all such internal systems are Year 2000 ready or that the Company has the appropriate plans in place to achieve timely Year 2000 readiness for such internal systems. However, the Company's on-going assessment program may in the future reveal Year 2000 issues that are not currently identified or fully understood.

  The taskforce has also worked to identify those third parties on which the Company's operations materially rely. This includes the Company's Affiliates, Solution Partners and other suppliers. The taskforce has gathered written materials published by such third parties or otherwise communicated directly with such third parties in order to determine the Year 2000 readiness of their business operations or the readiness of the products or services they supply to the Company. While the taskforce has collected many responses and other materials from such third parties regarding their Year 2000 readiness, the process is ongoing. The Company expects to gather materials on all third parties with whom it relies by September 30, 1999. The Company is not certain that the Year 2000 issue will be properly and timely resolved by all of its suppliers, Affiliates, or Solution Partners, and if not so resolved, this could have a material impact on the Company's business, financial condition and results of operations.

 COMPANY COSTS TO ADDRESS THE YEAR 2000 ISSUE

  The Company has incurred approximately $330,000 in costs to make its products and internal systems Year 2000 compliant. It does not expect to incur material additional costs to remedy any remaining Year 2000 problems with its products and internal systems. However, the Company cannot currently assess the costs of remedying problems resulting from the Year 2000 issues of others. If the costs of remedying these Year 2000 problems prove to be significant, it may have a material adverse effect on the Company's business, financial condition and results of operations.

 RISKS

  The Company's customer support operations are heavily dependent on the constant availability of telecommunications equipment and other utilities. As a result, the Company currently believes that the most reasonably likely worst case Year 2000 scenario would involve the temporary interruption of electric power, telephone or other utility supplies to the Company's headquarters or its other support operations facilities due to a failure of a utility supplier to be Year 2000 compliant. In addition, despite assurances and testing, it is also possible that the Company's internal systems or those of its Affiliates or its suppliers may not be Year 2000 ready. Such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition, "business interruption" litigation may arise out of the Year
2000 issue. The Company is not aware of any possible claim against it arising from instances of business interruption. However, the Company is uncertain how it may be affected by any such litigation. In particular, many of the Company's applications that are currently in use but were sold before the Company's 1995 application releases are not Year 2000 enabled. The Company no longer supports these applications. While the Company has made Year 2000 enabled replacement software available to most customers using older applications, it cannot assure that all of these customers are aware of the Year 2000 issue or that they have adopted these replacements or other remedies. In addition, it cannot assure that these customers will not bring Year 2000-related claims against the Company which, with or without merit, could be time consuming and expensive for the Company to defend or resolve. Any adverse outcome in any such litigation could subject the Company to significant liability. As a result, business interruption litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

 CONTINGENCY PLANS

  While the Company has not established a contingency plan to address the most reasonably likely worst case scenario described above, it is developing contingency plans to address other potential scenarios.

  The Company believes that it may receive increased requests for support and assistance from its customers during the period of time immediately preceding and following January 1, 2000. Accordingly, the Company is developing contingency plans which will increase the available development and customer support resources during this time, including resources belonging to Affiliates which provide customers with local support. The Company expects this plan to be complete by October 31, 1999. Since the Company has not received responses from all suppliers on which it relies and since Year 2000 issues may arise which are not currently identified or fully understood, additional contingency plans specific to potential exposures may have to be developed in the future.

 CAUTIONARY STATEMENTS

  The continued assessment, progress and timing of the Company's Year 2000 readiness efforts and potential exposures as described above depend upon the cooperation and responsiveness of third parties, the accuracy and reliability of responses provided and testing procedures, and the availability of skilled resources, both internal and external, to address Year 2000 issues that exist or may arise. There can be no assurance that assessments to date will prove to be accurate. Serious deficiencies that are not currently identified or fully understood may arise in the future and may have a material adverse impact on the Company's business, financial condition and results of operations. The Company plans to continue its taskforce into the Year 2000 to assess Year 2000 issues affecting the Company, apprise management of the status of its findings and develop appropriate contingency plans where necessary in an effort to minimize the potential exposure of the Company to the Year 2000 issue.

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

  The Company's foreign operations, primarily those in western Europe, involve financial transactions that are denominated in foreign currencies. From time to time, the Company may enter into forward exchange contracts or purchase options as a hedge against changes in the foreign currency exchange rates for its operating assets and liabilities that are denominated in foreign currencies. However, the Company did not enter into any such contracts or purchase options during the six months ended March 31, 1999 nor did the Company have any open forward exchange contracts or options at March 31, 1999.

  Historically, the Company's exposure to foreign currency exchange rate risk has been minimal. However, due to continued expansion of the Company's foreign operations the Company's business, financial condition and results of operations could be adversely affected by changes in foreign currency exchange rates in future periods. At March 31, 1999 and September 30, 1998, cash and cash equivalents that were denominated in foreign currencies were approximately $1,500,000 and $2,055,000, respectively.

  The Company has minimal interest rate risk. A change in either the lender's Base Rate or LIBOR would affect the rate at which the Company could borrow funds under its revolving credit facility.

PART II: OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The results of the Company's Annual Meeting of Shareholders held on February 10, 1999 were reported in Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     EXHIBIT
     NO.            DESCRIPTION
     ---            -----------

     27.1 Financial Data Schedule for the six months ended March 31, 1999 (for SEC use only)

(B)  REPORTS ON FORM 8-K

   The Company filed a Current Report on Form 8-K dated February 10, 1999, pursuant to Item 7, containing a press release reporting that the Company's board of directors approved a stock repurchase plan.

   The Company filed a Current Report on Form 8-K dated April 27, 1999, pursuant to Item 7, containing a press release reporting that the Company's board of directors approved an expansion of the Company stock repurchase plan.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1999.

                                        MAPICS, Inc.

                                        By:  /s/ William J. Gilmour
                                        -----------------------------------
                                                 William J. Gilmour
                                           Vice President of Finance and
                                      Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NO.          DESCRIPTION
---          -----------

27.1 Financial Data Schedule for the six months ended March 31, 1999 (for SEC use only)