Form 10-Q
period 1999-06-30
MAPICS INC
filed 1999-08-13
CIK 848551

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q
                                _______________

(Mark One)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1999

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

  The number of shares of the registrant's Common Stock outstanding at August 6, 1999 was 17,590,523.

_______________________________________________________________________________

                                 MAPICS, Inc.
                         Quarterly Report on Form 10-Q
                 For the Quarterly Period Ended June 30, 1999

                               TABLE OF CONTENTS

Item                                                                                          Page
Number                                                                                       Number
------                                                                                       ------

                                   PART I-FINANCIAL INFORMATION

  1.      Financial Statements:

          Condensed Consolidated Balance Sheets as of June 30, 1999
           and September 30, 1998.......................................................        3

          Condensed Consolidated Statements of Operations for the Three
           Months and Nine Months Ended June 30, 1999 and 1998..........................        4

          Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended June 30, 1999 and 1998..........................................        5

          Notes to Condensed Consolidated Financial Statements..........................        6

  2.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................        8

  3.      Quantitative and Qualitative Disclosures About Market Risk....................       19

                                  PART II-OTHER INFORMATION

  6.      Exhibits and Reports on Form 8-K..............................................       20

          Signature.....................................................................       21

          Exhibit Index.................................................................       22

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements

                         MAPICS, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                     (In thousands, except per share data)


                                                                            June 30,            September 30,
                                                                              1999                   1998
                                                                        ----------------    -----------------
                                                                          (Unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents..........................................         $   15,967           $   33,442
  Accounts receivable, net of allowances of $2,376 at
     June 30, 1999 and $1,989 at September 30, 1998..................             30,117               35,879
  Prepaid expenses and other current assets..........................              8,415                4,600
  Deferred income taxes, net.........................................              1,748                1,462
                                                                        ----------------    -----------------
          Total current assets.......................................             56,247               75,383
  Property and equipment, net........................................              6,155                5,038
  Computer software costs, net.......................................             20,542               19,554
  Other intangible assets, net.......................................              3,905                4,292
  Deferred income taxes, net.........................................              2,213                5,775
                                                                        ----------------    -----------------
          Total assets...............................................         $   89,062           $  110,042
                                                                        ----------------    -----------------

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................         $    6,715           $    8,499
  Accrued expenses and other current liabilities.....................             18,935               23,496
  Deferred revenues..................................................             28,199               31,106
                                                                        ----------------    -----------------
          Total current liabilities..................................             53,849               63,101
                                                                        ----------------    -----------------

Commitments and contingencies (Note 6)

Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized
     Series D convertible preferred stock, 125 shares issued
        and outstanding (liquidation preference of $9,419)
        at June 30, 1999;  225 shares issued and outstanding
        (liquidation preference of $16,955) at September 30, 1998....                125                  225
     Series E convertible preferred stock, 50 shares issued and outstanding (liquidation preference of $3,768) at
        June 30, 1999; 100 shares issued and outstanding
        (liquidation preference of $7,536) at September 30, 1998.....                 50                  100
  Common stock, $0.01 par value; 90,000 shares authorized,
      20,499 shares issued and 17,590 shares outstanding at
      June 30, 1999;  50,000 shares authorized, 18,891 shares
      issued and 18,762 shares outstanding at September 30, 1998.....                205                  189
  Additional paid-in capital.........................................             63,146               61,670
  Accumulated deficit................................................             (4,412)             (13,962)
  Treasury stock-at cost, 2,909 shares at June 30, 1999 and
      129 shares at September 30, 1998...............................            (23,660)              (1,281)
  Unearned compensation payable in common stock (Note 3).............               (241)                  --
                                                                        ----------------    -----------------
          Total shareholders' equity.................................             35,213               46,941
                                                                        ----------------    -----------------
          Total liabilities and shareholders' equity.................           $ 89,062             $110,042
                                                                        ================    =================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                Three Months Ended        Nine Months Ended
                                                                     June 30,                  June 30,
                                                            -------------------------------------------------
                                                                1999         1998         1999         1998
                                                            ----------    ---------    ---------    ---------
Revenues:
  License................................................    $  15,997    $  19,033    $  53,367    $  53,976
  Services...............................................       16,068       12,983       47,422       36,642
                                                            ----------    ---------    ---------    ---------
          Total revenues.................................       32,065       32,016      100,789       90,618
                                                            ----------    ---------    ---------    ---------
Operating expenses:
  Cost of license revenues...............................        3,281        3,567        9,827        9,796
  Cost of services revenues..............................        4,895        4,057       13,742       10,666
  Selling and marketing..................................       12,599       11,985       38,961       33,103
  Product development....................................        3,940        3,793       12,138       10,849
  General and administrative.............................        3,632        2,302       10,057        6,648
                                                            ----------    ---------    ---------    ---------
          Total operating expenses.......................       28,347       25,704       84,725       71,062
                                                            ----------    ---------    ---------    ---------

Income from operations...................................        3,718        6,312       16,064       19,556

Other:
  Interest income........................................          236          268          981          463
  Interest expense.......................................          (30)         (14)         (59)         (42)
                                                            ----------    ---------    ---------    ---------

Income before income tax expense.........................        3,924        6,566       16,986       19,977

Income tax expense.......................................        1,510        2,522        6,539        7,685
                                                            ----------    ---------    ---------    ---------

Net income...............................................    $   2,414    $   4,044    $  10,447    $  12,292
                                                            ==========    =========    =========    =========

Net income per common share (basic) (Note 4).............    $    0.13    $    0.22    $    0.54    $    0.66
                                                            ==========    =========    =========    =========
Weighted average number of common shares
     outstanding (basic) (Note 4)........................       18,602       18,590       19,398       18,527
                                                            ==========    =========    =========    =========

Net income per common share (diluted) (Note 4)...........    $    0.12    $    0.17    $    0.47    $    0.54
                                                            ==========    =========    =========    =========
 Weighted average number of common shares and common
     equivalent shares outstanding (diluted) (Note 4)....       20,515       23,363       22,097       22,844
                                                            ==========    =========    =========    =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                  June 30,
                                                                 ----------------------------------------
                                                                        1999                    1998
                                                                 ----------------        ----------------
Cash flows from operating activities:
  Net income...................................................    $   10,447               $   12,292
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation..............................................         1,724                    1,341
     Amortization..............................................         5,716                    5,596
     Provision for bad debts...................................           999                      400
     Deferred income taxes.....................................         3,555                    3,591
     Compensation payable in common stock......................            10                      102
     Stock and options issued to non-employees.................            98                       --
     Loss on disposals of property and equipment...............           101                       --
                                                                 ----------------        ----------------
                                                                       22,650                   23,322
     Changes in operating assets and liabilities:
       Accounts receivable.....................................         4,763                   (1,126)
       Prepaid expenses and other current assets...............        (3,815)                  (1,811)
       Accounts payable........................................        (1,784)                   3,548
       Accrued expenses and other current liabilities..........        (4,561)                   2,488
       Deferred revenues.......................................        (2,907)                   2,155
                                                                 ----------------        ----------------
          Net cash provided by operating activities............        14,346                   28,576
                                                                 ----------------        ----------------
Cash flows from investing activities:
       Purchases of property and equipment.....................        (2,942)                  (2,636)
       Additions to computer software costs....................        (4,285)                  (5,308)
       Purchases of computer software..........................        (2,032)                  (2,675)
                                                                 ----------------        ----------------
          Net cash used for investing activities...............        (9,259)                 (10,619)
                                                                 ----------------        ----------------
Cash flows from financing activities:
       Proceeds from stock options exercised...................         1,263                    2,492
       Proceeds from employee stock purchases..................           441                      152
       Acquisitions of treasury stock..........................       (24,266)                  (1,281)
                                                                 ----------------        ----------------
          Net cash (used for) provided by financing activities.       (22,562)                   1,363
                                                                 ----------------        ----------------

Net (decrease) increase in cash and cash equivalents...........       (17,475)                  19,320
Cash and cash equivalents at beginning of period...............        33,442                    5,562
                                                                 ----------------        ----------------
Cash and cash equivalents at end of period.....................    $   15,967               $   24,882
                                                                 ================        ================


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

    The Company generally recognizes revenue from the initial licensing of its software upon: (1) the signing of a license agreement between the Company and the ultimate customer; (2) delivery of the software to the customer or to a location designated by the customer; (3) fees being fixed and determinable; and
(4) determination that collection of the related receivable is probable. Under the terms of the Company's license agreements, the customer is responsible for installation and training. Revenue from the licensing of software is included in license revenues, and the related commissions paid to Affiliates are included in selling and marketing expenses.

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

(3)  Unearned Compensation Payable in Common Stock

    The Company granted performance accelerated restricted stock ("PARS") to certain officers and employees pursuant to the Company's 1998 Long-Term Incentive Plan. PARS are shares of common stock granted outright without cost to the officer or employee. The shares, however, are restricted in that they may not be sold or otherwise transferred by the officer or employee until they vest, generally after the end of three years. Such vesting date may accelerate if the Company achieves certain performance objectives. If the officer or employee leaves the Company prior to the vesting date for any reason, the PARS shares generally will be forfeited by the officer or employee and will be returned to the Company. Once the PARS have vested, they become unrestricted and may be transferred and sold like any other shares of common stock.

    The Company recognizes compensation expense over the performance period based on the grant date fair value of the PARS shares issued to officers and employees. In connection with the issuance of PARS during the three months ended June 30, 1999, the Company included $241,000 in compensation expense. Unrecognized compensation expense, which represents compensation expense attributable to future periods, is presented as a separate component of shareholders' equity under the caption "unearned compensation payable in common stock."

(4)  Net Income Per Common Share

    Net income per common share (basic) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Net income per common share (diluted) is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the assumed exercise of dilutive stock options and warrants and the assumed conversion of preferred stock. The following table presents the calculations of basic and diluted net income per common share:

                                                         Three Months Ended            Nine Months Ended
                                                               June 30,                     June 30,
                                                       -----------------------       -----------------------
                                                         1999           1998           1999           1998
                                                       --------       --------       -------        --------
                                                               (In thousands, except per share data)
Numerator:
----------
Net income.......................................      $  2,414       $  4,044       $ 10,447       $ 12,292
                                                       ========       ========       ========       ========

Denominator:
------------
Weighted average number of common shares
  outstanding (denominator for net income per
  common share (basic))..........................        18,602         18,590         19,398         18,527
Common share equivalents:
  Convertible preferred stock....................         1,750          3,250          2,025          3,250
  Common stock options...........................           119            841            380            593
  Common stock warrants..........................            44            682            294            474
                                                       --------       --------       --------       --------
Weighted average number of common shares
  and common equivalent shares outstanding
  (denominator for net income per common
  share (diluted))...............................        20,515         23,363         22,097         22,844
                                                       ========       ========       ========       ========

  Net income per common share (basic)............      $   0.13       $   0.22       $   0.54       $   0.66
                                                       ========       ========       ========       ========

  Net income per common share (diluted)..........      $   0.12       $   0.17       $   0.47       $   0.54
                                                       ========       ========       ========       ========

(5)  Office Lease

    On October 29, 1998, the Company entered into an agreement to lease approximately 120,000 square feet of new office space (the "New Lease") in Alpharetta, Georgia, a suburb of Atlanta. The New Lease became effective on March 1, 1999, at which time the Company vacated its previous office facilities in Atlanta and assigned the related leases (the "Old Leases") to a third party who assumed all of the Company's obligations under the Old Leases. The new office space was required to meet the needs of the Company's increased employee population.

(6)  Commitments and Contingencies

    The Company is subject to legal proceedings and claims that arise in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management does not believe the outcome of any of these legal matters will have a material adverse effect on the Company's future financial position or results of operations.

(7)  Recently Issued Accounting Pronouncements

    In December 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9, which amends SOP 97-2, provides additional guidance on revenue recognition for software arrangements with multiple elements. The Company will adopt SOP 98-9 on October 1, 1999. The adoption of SOP 98-9 is not expected to have a material impact on the Company's financial position, results of operations or financial statement disclosures.

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

    As used herein, the terms "fiscal 1999" and "fiscal 2000" refer to the Company's fiscal years ending September 30, 1999 and 2000, respectively.

  Overview

    The Company is a business software company whose primary customers are discrete and batch process manufacturers. The Company delivers enterprise resource planning, or "ERP", software that allows its customers to automate the manufacturing process and coordinate multiple functions and departments within their organizations, as well as extend their interactions with their supply chain partners. The MAPICS XA product line currently consists of more than 50 applications in the areas of:

    .  Engineering management;
    .  Demand management;
    .  Operations management;
    .  Resource planning;
    .  Financial management; and,
    .  Business management.

    The design of the Company's applications allows its customers to rapidly implement all or a portion of the Company's solution with minimal disruption to their businesses. Furthermore, MAPICS solutions enable customers to leverage existing information technology investments and adopt new technologies gradually, which lowers costs and increases their return on investment.

    The Company generates a significant portion of its total revenues from licensing its software, which is conducted principally through a global network of independent businesses called Affiliates. The Affiliates provide the principal channel through which the Company's products are sold to its customers. However, the ultimate customer executes a license agreement directly with the Company rather than the Affiliate. When it first licenses its software, the Company receives both an initial license fee and a periodic license fee. Initial license fees are recorded as license revenue and generally recognized upon:

    (1) The signing of a license agreement between the Company and the ultimate customer;
    (2) Delivery of the software to the customer or to a location designated by the customer;
    (3)  Fees being fixed and determinable; and,
    (4)  Determination that collection of the related receivable is probable.

    Periodic license fees are recorded as a component of services revenue and recognized ratably over the term of the periodic license agreement. The periodic license fee, which is typically paid annually in advance, entitles the customer to continue using the software and to receive certain support services, as available. If a customer does not renew its periodic license, it is no longer entitled to use the Company's software. The Company believes this licensing arrangement provides a source of recurring revenues from its installed base of customers and enables customers to take advantage of new releases and enhancements of its software.

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

    In October 1998, the Company announced the worldwide availability of MAPICS XA Release 5, which includes three new applications and enhancements to 20 of the existing applications. Release 5 offers a complete solution for the Euro Conversion and allows companies to maximize the benefits of e-commerce through a complete Java user interface called eWorkPlace and an Internet-based customer service application called COM_Net. Using eWorkPlace, remote or local users can obtain controlled access to MAPICS applications via an intranet, an extranet or the Internet. COM_Net helps companies service their customers over the Internet, enabling them to place orders, review inventory availability, obtain current pricing and promotional information, specify product configurations and inquire into the status of an order 24 hours a day, seven days a week.

    In June 1999, the Company delivered its Advanced Planning and Scheduling solution, MAPICS XA Wisdom. MAPICS XA Wisdom offers manufacturers:

    . Advanced supply chain planning functionality, including synchronized planning and scheduling of all resources to enable customers to improve on-time delivery performance;
    . Summarized planning and scheduling of problems with emphasis on eliminating late orders, critical bottlenecks and material shortages; and,
    . A decision-support tool to provide management with the ability to compare different customer order fulfillment scenarios.

    Also in June 1999, the Company announced a strategic alliance with Trilogy Software, Inc., a leading provider of e-commerce, sales and marketing applications. Under terms of the agreement, the Company will license, privately brand and embed components of Trilogy's Selling Chain suite as an extension of MAPICS XA. Based on this alliance, the Company intends to introduce MAPICS FrontOffice, a powerful suite of Web-based and disconnected configuration, quote generation and order processing tools that are fully integrated into the MAPICS XA ERP system. MAPICS FrontOffice will enable companies to significantly speed the manufacturing process and improve customer service for a shorter, more profitable sales cycle.

Results of Operations

Summary

    Total revenues were $32.1 million for the three months ended June 30, 1999 compared with $32.0 million for the three months ended June 30, 1998. Operating expenses increased 10.3% during the same period principally due to the incremental costs of hiring additional personnel throughout the Company, increased spending for selling and marketing programs and an increase in general and administrative expenses. As a result, net income decreased 40.3% to $2.4 million, or $0.12 per share (diluted), for the three months ended June 30, 1999 from $4.0 million, or $0.17 per share (diluted), for the three months ended June 30, 1998.

    For the nine months ended June 30, 1999, total revenues increased 11.2% to $100.8 million from $90.6 million for the nine months ended June 30, 1998. The increase in total revenues was realized almost exclusively in the first three months of fiscal 1999. Operating expenses increased 19.2% during the nine months ended June 30, 1999 for the same reasons noted above, except that spending on non-strategic activities was significantly reduced during the three months ended June 30, 1999. Net income decreased 15.0% to $10.4 million, or $0.47 per share (diluted), for the nine months ended June 30, 1999 from $12.3 million, or $0.54 per share (diluted), for the nine months ended June 30, 1998.

    The results for the three months and nine months ended June 30, 1999 reflect a continuation of the industry-wide slowdown in demand for software products and services like those offered by the Company. Management continues to believe this slowdown is a result of increased focus by companies on the Year 2000 issue, which appears to have resulted in a delay in ERP purchasing decisions. However, other factors, including global economic conditions and increased competition, also contributed to the overall slowdown in revenue growth. Although management cannot predict any future increase or decrease in demand that may result from the Year 2000 issue, it believes that the decline in license revenue will most likely continue through the remainder of fiscal 1999 and into fiscal 2000.
See "--Year 2000 Issue."

    As a result of the continued uncertainty about demand for the Company's products and services amid the rapidly changing conditions in the ERP marketplace, management is focused on maintaining solid profitability through an emphasis on cost control in non-strategic areas of the business, while maintaining strong marketing and development programs to keep the Company well-positioned to take advantage of anticipated improvements in the future market conditions. However, since management cannot predict any future increase or decrease in demand that may result from the Year 2000 issue or the success of its cost reduction programs, there can be no assurance that these actions will improve the Company's business, financial condition and results of operations.

  Percentages of Total Revenues

    The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain line items in the Company's consolidated statements of operations.

                                                   Three Months Ended       Nine Months Ended
                                                         June 30,                June 30,
                                                  --------------------     --------------------
                                                    1999        1998         1999        1998
                                                  --------    --------     --------    --------
    Revenues:
      License.................................       49.9%       59.4%        52.9%       59.6%
      Services................................       50.1        40.6         47.1        40.4
                                                  --------    --------     --------    --------
            Total revenues....................      100.0       100.0        100.0       100.0
                                                  --------    --------     --------    --------

    Operating expenses:
      Cost of license revenues................       10.2        11.1          9.8        10.8
      Cost of services revenues...............       15.3        12.7         13.6        11.8
      Selling and marketing...................       39.3        37.4         38.7        36.5
      Product development.....................       12.3        11.9         12.0        12.0
      General and administrative..............       11.3         7.2         10.0         7.3
                                                  --------    --------     --------    --------
            Total operating expenses..........       88.4        80.3         84.1        78.4
                                                  --------    --------     --------    --------

    Income from operations....................       11.6        19.7         15.9        21.6

    Other:
      Interest income.........................        0.7         0.8          1.0         0.5
      Interest expense........................       (0.1)       --           --          --
                                                  --------    --------     --------    --------

    Income before income tax expense..........       12.2        20.5         16.9        22.1

    Income tax expense........................        4.7         7.9          6.5         8.5
                                                  --------    --------     --------    --------

    Net income................................        7.5%       12.6%        10.4%       13.6%
                                                  ========    ========     ========    ========

  Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

    Revenues. Total revenues were $32.1 million for the three months ended June 30, 1999 compared to $32.0 million for the three months ended June 30, 1998.

    License revenue decreased 16.0% to $16.0 million for the three months ended June 30, 1999 from $19.0 million for the three months ended June 30, 1998, due to a volume decrease in license sales to new customers for the reasons previously noted. License sales to new customers (which include both new named accounts and migrations from the legacy MAPICS I and II products) decreased 66.3%, while license sales to existing customers increased 25.1%, from the same period a year ago.

    During the three months ended June 30, 1999, license revenue decreased in each of the Company's primary geographic markets: North America, the Europe, Middle East and Africa, or "EMEA", region and the Latin America and Asia Pacific regions. However, the decrease was most pronounced in the international regions. Operations in North America, the EMEA region and the combined Latin America and Asia Pacific regions accounted for 75.1%, 17.5% and 7.4% of total license revenue, respectively, during the three months ended June 30, 1999, compared to 68.5%, 22.5% and 9.0% of total license revenue, respectively, for the three months ended June 30, 1998. Management believes that the factors affecting product demand in the ERP marketplace - the Year 2000 issue, economic conditions and increased competition - are affecting the Company's license revenue performance in each of its primary geographic markets.

    Services revenues increased 23.8% to $16.1 million for the three months ended June 30, 1999 from $13.0 million for the three months ended June 30, 1998 principally due to an increase in the number customers paying periodic license fees.

    The mix of revenues, which historically has consisted of license revenue in the range of 55%-65% and services revenue in the range of 35%-45%, changed during the two fiscal quarters ended June 30, 1999 as a result of the significant decrease in license revenue. During the three months ended June 30, 1999, license revenue and services revenue comprised 49.9% and 50.1% of total revenues, respectively, compared to 59.4% and 40.6% of total revenues, respectively, for the three months ended June 30, 1998.

    Cost of License Revenues. Cost of license revenues decreased 8.0% to $3.3 million for the three months ended June 30, 1999 from $3.6 million for the three months ended June 30, 1998. This decrease was primarily the result of a decrease in product royalty expense due to the decreased volume in license revenue while amortization expense remained relatively unchanged. Cost of license revenues increased as a percentage of license revenue to 20.5% for the three months ended June 30, 1999 from 18.7% for the three months ended June 30, 1998 as a result of proportionally higher amortization expense in the 1999 period due to the decrease in license revenue.

    Cost of Services Revenues. Cost of services revenues increased 20.7% to $4.9 million for the three months ended June 30, 1999 from $4.1 million for the three months ended June 30, 1998. This increase resulted from the additional support costs associated with the increase in customers, including a volume increase in fees payable to Affiliates for support services provided in the EMEA, Latin America and Asia Pacific regions as well as the incremental costs associated with hiring additional customer support personnel in North America and the EMEA region. Cost of services revenues decreased as a percentage of services revenue to 30.5% for the three months ended June 30, 1999 from 31.2% for the three months ended June 30, 1998 as a result of proportionally lower distribution costs due to the decrease in product sales in the 1999 period.

    Selling and Marketing. Selling and marketing expenses increased 5.1% to $12.6 million for the three months ended June 30, 1999 from $12.0 million for the three months ended June 30, 1998. This increase resulted from the incremental costs associated with hiring additional sales and marketing personnel and increased spending on selling and marketing programs, offset by a decrease in commissions payable to Affiliates due to the decreased volume in license revenue. Selling and marketing expenses as a percentage of total revenues increased to 39.3% for the three months ended June 30, 1999 from 37.4% for the three months ended June 30, 1998 as a result of proportionally higher personnel and program costs in the 1999 period.

    Product Development. Overall product development expenses increased 3.9% to $3.9 million for the three months ended June 30, 1999 from $3.8 million for the three months ended June 30, 1998. As a percentage of total revenues, product development expenses increased to 12.3% for the three months ended June 30, 1999 from 11.9% for the three months ended June 30, 1998.

    Gross core development expenditures increased 6.8% to $5.0 million for the three months ended June 30, 1999 from $4.7 million for the three months ended June 30, 1998. This increase was due to the incremental costs associated with hiring additional development personnel and increased spending on product development activities to support the on-going effort to re-engineer the Company's software applications to the Windows NT server platform, while continuing efforts to expand the MAPICS XA product line. The amounts of core development expenditures capitalized during the three months ended June 30, 1999 and June 30, 1998 were $1.1 million and $912,000, respectively, representing 21.8% and 19.4%, respectively, of gross core development expenditures during those periods. The amount of core development expenditures capitalized as a percentage of gross core development expenditures during the three months ended June 30, 1999 increased because a higher proportion of these expenditures had reached the technological feasibility stage as compared to those for the three months ended June 30, 1998. Gross computer software translation expenditures decreased 55.7% to $375,000 during the three months ended June 30, 1999 from $847,000 during the three months ended June 30, 1998. Translation expenditures are typically project related, and the timing of these expenditures is subject to change from period to period. The amounts of translation expenditures capitalized during the three months ended June 30, 1999 and June 30, 1998 were $358,000 and $843,000, respectively, representing 95.5% and 99.5%, respectively, of gross translation expenditures during those periods. The Company generally does not capitalize amounts spent to translate the Company's software applications into non-core languages. During the three months ended June 30, 1999, spending on non-core translation increased as a percentage of gross translation expenditures, which decreased the overall capitalization percentage.

    In addition to the amounts spent on core product development and computer software translation, the Company spent approximately $750,000 during the three months ended June 30, 1999 and $2.7 million during the three months ended June 30, 1998 to acquire certain rights to computer software. The amounts spent to acquire computer software were capitalized and are included in computer software costs.

    General and Administrative. General and administrative expenses increased 57.8% to $3.6 million during the three months ended June 30, 1999 from $2.3 million during the three months ended June 30, 1998. General and administrative expenses as a percentage of total revenues increased to 11.3% during the three months ended June 30, 1999 from 7.2% during the three months ended June 30, 1998. These increases resulted from increased personnel and facility costs associated with the Company's expanded operations as well as an increase in bad debt expense. Because a significant portion of general and administrative costs are fixed, the increase as a percentage of total revenues was further amplified by the decrease in license revenue.

  Interest Income. Interest income decreased to $236,000 for the three months ended June 30, 1999 from $268,000 for the three months ended June 30, 1998 due to a decrease in the average balance of cash and cash equivalents. Cash and cash equivalents decreased significantly during the three months ended June 30, 1999 as a result of cash acquisitions of common stock made under the Company's stock repurchase program. See "--Liquidity and Capital Resources."

  Interest Expense. Interest expense, which generally reflects commitment fees incurred for unused portions of the Company's revolving credit facility, increased to $30,000 for the three months ended June 30, 1999 from $14,000 for the three months ended June 30, 1998, as a result of interest paid in connection with the settlement of certain payables.

  Income Tax Expense. Income tax expense represented 38.5% and 38.4% of income before income tax expense for the three months ended June 30, 1999 and 1998, respectively.

  Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998

  Revenues. Total revenues increased 11.2% to $100.8 million for the nine months ended June 30, 1999 from $90.6 million for the nine months ended June 30, 1998. The increase in total revenues was realized almost exclusively in the first three months of fiscal 1999. License revenue decreased 1.1% to $53.4 million for the nine months ended June 30, 1999 from $54.0 million for the nine months ended June 30, 1998, due to a volume decrease in license sales to new customers. License sales to new customers decreased 11.0%, while license sales to existing customers increased 4.6%, from the same period a year ago.

  During the nine months ended June 30, 1999, license revenue decreased in each of the Company's primary geographic markets, except for the Latin America and Asia Pacific regions. Operations in North America, the EMEA region and the combined Latin America and Asia Pacific regions accounted for 66.7%, 22.4% and 10.9% of total license revenue, respectively, during the nine months ended June 30, 1999, compared to 67.0%, 23.9% and 9.1% of total license revenue, respectively, during the nine months ended June 30, 1998. Management believes that the factors affecting product demand in the ERP marketplace - the Year 2000 issue, economic conditions and increased competition - are affecting the Company's license revenue performance in each of its primary geographic markets.

  Services revenues increased 29.4% to $47.4 million for the nine months ended June 30, 1999 from $36.6 million for the nine months ended June 30, 1998 due to an increase in the number of customers paying periodic license fees.

  The mix of revenues, which historically has consisted of license revenue in the range of 55%-65% and services revenue in the range of 35%-45%, changed during the two fiscal quarters ended June 30, 1999 as a result of the significant decrease in license revenue. During the nine months ended June 30, 1999, license revenue and services revenue comprised 52.9% and 47.1% of total revenues, respectively, compared to 59.6% and 40.4% of total revenues, respectively, for the nine months ended June 30, 1998.

  Cost of License Revenues. Cost of license revenues remained constant at $9.8 million for the nine months ended June 30, 1999 and 1998, and increased only slightly as a percentage of license revenue to 18.4% for the nine months ended June 30, 1999 from 18.1% for the nine months ended June 30, 1998. These costs remained constant with the first nine months of the prior year because an increase in amortization expense was offset by a decrease in product royalty expense due to the decreased volume in license revenue and a change in the mix of products sold.

  Cost of Services Revenues. Cost of services revenues increased 28.8% to $13.7 million for the nine months ended June 30, 1999 from $10.7 million for the nine months ended June 30, 1998. This increase resulted from the additional support costs associated with the increase in customers, including a volume increase in fees payable to Solution Partners for providing support services related to their products; a volume increase in commissions payable to Affiliates for support services provided in the EMEA, Latin America and Asia Pacific regions and the incremental costs associated with hiring additional customer support personnel in North America and the EMEA region. Cost of services revenues remained consistent as a percentage of services revenues at 29.0% for the nine months ended June 30, 1999 compared with 29.1% for the nine months ended June 30, 1998.

  Selling and Marketing. Selling and marketing expenses increased 17.7% to $39.0 million for the nine months ended June 30, 1999 from $33.1 million for the nine months ended June 30, 1998. This increase resulted from the incremental costs associated with hiring additional sales and marketing personnel and increased spending on selling and marketing programs. As a percentage of total revenues, selling and marketing expenses increased to 38.7% for the nine months ended June 30, 1999 from 36.5% for the nine months ended June 30, 1998 as a result of proportionally higher personnel and program costs in the 1999 period.

  Product Development. Overall product development expenses increased 11.9% to $12.1 million for the nine months ended June 30, 1999 from $10.8 million for the nine months ended June 30, 1998. As a percentage of total revenues, product development expenses remained constant at 12.0% for the nine months ended June 30, 1999 and 1998.

  Gross core development expenditures increased 13.7% to $14.7 million for the nine months ended June 30, 1999 from $13.0 million for the nine months ended June 30, 1998. This increase was due to the incremental costs associated with hiring additional development personnel and increased spending on product development activities to support the on-going effort to re-engineer the Company's software applications to the Windows NT server platform, while continuing efforts to expand the MAPICS XA product line. The amounts of core development expenditures capitalized during the nine months ended June 30, 1999 and June 30, 1998 were $2.8 million and $2.1 million, respectively, representing 19.1% and 16.5%, respectively, of gross core development expenditures during those periods. The amount of core development expenditures capitalized as a percentage of gross core development expenditures during the nine months ended June 30, 1999 increased because a higher proportion of these expenditures had reached the technological feasibility stage as compared to those for the nine months ended June 30, 1998. Gross computer software translation expenditures decreased 47.2% to $1.7 million during the nine months ended June 30, 1999 from $3.2 million during the nine months ended June 30, 1998. Translation expenditures are typically project related, and the timing of these expenditures is subject to change from period to period. The amounts of translation expenditures capitalized during the nine months ended June 30, 1999 and June 30, 1998 were $1.5 million and $3.2 million respectively, representing 86.5% and 99.1%, respectively, of gross translation expenditures during those periods. The Company generally does not capitalize amounts spent to translate the Company's software applications into non-core languages. During the nine months ended June 30, 1999, spending on non-core translation increased as a percentage of gross translation expenditures, which decreased the overall capitalization percentage.

  In addition to the amounts spent on core product development and computer software translation, the Company spent approximately $2.0 million during the nine months ended June 30, 1999 and $2.7 million during the nine months ended June 30, 1998 to acquire certain rights to computer software. The amounts spent to acquire computer software were capitalized and are included in computer software costs.

  General and Administrative. General and administrative expenses increased 51.3% to $10.1 million during the nine months ended June 30, 1999 from $6.6 million during the nine months ended June 30, 1998. General and administrative expenses as a percentage of total revenues increased to 10.0% during the nine months ended June 30, 1999 from 7.3% during the nine months ended June 30, 1998. These increases resulted from increased personnel and facility costs associated with the Company's expanded operations as well as an increase in bad debt expense. Because a significant portion of general and administrative costs are fixed, the increase as a percentage of total revenues was further amplified by the decrease in license revenue.

  Interest Income. Interest income increased to $981,000 for the nine months ended June 30, 1999 from $463,000 for the nine months ended June 30, 1998 due to an increase in the average balance of cash and cash equivalents. However, cash and cash equivalents decreased significantly during the three months ended June 30, 1999 as a result of cash acquisitions of common stock made under the Company's stock repurchase program. See "--Liquidity and Capital Resources."

  Interest Expense. Interest expense, which primarily reflects commitment fees incurred for unused portions of the Company's revolving credit facility, increased to $59,000 for the nine months ended June 30, 1999 from $42,000 for the nine months ended June 30, 1998, as a result of interest paid in connection with the settlement of certain payables.

  Income Tax Expense. Income tax expense represented 38.5% of income before income tax expense for the nine months ended June 30, 1999 and 1998.

 Liquidity and Capital Resources

  The following table sets forth a summary of the Company's cash flow activity for the periods indicated and should be read in conjunction with the Company's statements of cash flows.

                                                                           Summary of Cash Flows
                                                                     ---------------------------------
                                                                             Nine Months Ended
                                                                                  June 30,
                                                                     ---------------------------------
                                                                        1999                   1998
                                                                     ----------            -----------
                                                                              (In thousands)
  Net cash provided by operating activities.......................   $  14,346              $   28,576
  Net cash used for investing activities..........................      (9,259)                (10,619)
  Net cash (used for) provided by financing activities............     (22,562)                  1,363
                                                                     ----------             ----------
     Net (decrease) increase in cash and cash equivalents.........   $ (17,475)             $   19,320
                                                                     ==========             ==========

  The Company has funded its operations and capital expenditures primarily with cash generated from operating activities. As of June 30, 1999, the Company had cash and cash equivalents of $16.0 million and working capital of $2.4 million. During the nine months ended June 30, 1999, cash and cash equivalents decreased $17.5 million and working capital decreased $9.9 million. The overall decrease in cash and cash equivalents and working capital was due primarily to cash acquisitions of common stock made under the Company's stock repurchase program.

  Changes in operating assets and liabilities and a 15.0% decrease in earnings from the prior year had a negative effect on cash flows from operating activities during the nine months ended June 30, 1999. Before the changes in operating assets and liabilities, net cash provided by operating activities was $22.7 million for the nine months ended June 30, 1999 compared to $23.3 million for the nine months ended June 30, 1998. After the effect of changes in operating assets and liabilities, as discussed below, net cash provided by operating activities was $14.3 million for the nine months ended June 30, 1999 compared to $28.6 million for the nine months ended June 30, 1998.

  The change in operating assets and liabilities from period to period is due primarily to the timing of cash receipts and cash payments. Accounts receivable decreased $4.8 million during the nine months ended June 30, 1999 and increased $1.1 million during the nine months ended June 30, 1998. While the slowdown in license fees contributed to the decrease in outstanding accounts receivable at June 30, 1999, the Company made a focused effort to improve collections during the three months ended June 30, 1999. Prepaid expenses and other current assets increased $3.8 million during the nine months ended June 30, 1999 compared to an increase of $1.8 million in the prior year. The increase in the first nine months of fiscal 1999 was primarily attributable to a prepayment of product royalties and prepayments of premiums to renew the Company's insurance policies. Accounts payable and accrued expenses and other current liabilities decreased $6.3 million during the nine months ended June 30, 1999 compared to an increase of $6.0 million during the nine months ended June 30, 1998 as a result of the overall decrease in variable operating expenses payable at June 30, 1999, an acceleration of commission payments to Affiliates and, in general, the timing of payments to vendors and other service providers during the nine months ended June 30, 1999.

  Net cash used for investing activities during the nine months ended June 30, 1999 was $9.3 million compared to $10.6 million during the nine months ended June 30, 1998. The Company used cash for computer software development and translation and for purchases of property and equipment and computer software, reflecting the incremental investments made in its development activities and the additional computer equipment and office furniture needed for its expanded operations and its increased employee population. The decrease in cash used for investing activities resulted from a $1.0 million decrease in capitalized software development costs and a $643,000 decrease in amounts spent to purchase computer software, offset by a $306,000 increase in capital expenditures for property and equipment, including spending for a new call management system for the Company's customer support organization.

  Net cash used for financing activities during the nine months ended June 30, 1999 was $22.6 million compared to net cash provided by financing activities during the nine months ended June 30, 1998 of $1.4 million. The Company spent $24.3 million and $1.3 million to acquire 2.9 million shares and 128,600 shares of its common stock during the nine months ended June 30, 1999 and 1998, respectively. Offsetting the amounts spent on the stock repurchase program, the Company received proceeds of $1.7 million and $2.6 million from the exercise of stock options and employee stock purchases during the nine months ended June 30, 1999 and 1998, respectively.

  In addition to the cash provided by operating and financing activities, borrowings of up to $15.0 million, subject to certain limitations, are available to the Company under a revolving credit facility with a bank. Availability of revolving credit loans and the rate of interest thereon vary depending upon the Company's ability to maintain certain financial ratios. As of June 30, 1999, the Company met all of those financial ratios, although no revolving credit borrowings have been outstanding under the revolving credit facility since its inception. The Company pays a quarterly commitment fee for unused portions of the revolving credit facility. Any outstanding borrowings under the revolving credit facility will mature on June 30, 2001, pursuant to a recent amendment of the Company's revolving credit facility that extended the maturity date for one year.

  As of June 30, 1999, the Company did not have any material commitments for capital expenditures.

  The Company believes that cash and cash equivalents on hand as of June 30, 1999, together with cash flows from operations and available borrowings under the Company's revolving credit facility, will be sufficient to maintain its current level of operations for at least the next 12 months.

  Year 2000 Issue

  Many existing computer hardware and software systems are designed to use only two digits to identify a year in date fields, such as ''98'' for ''1998''. These systems may not properly recognize a year that begins with ''20'' instead of ''19.'' If not corrected, these systems could fail or could create erroneous results when working with dates beyond the year 1999. This is commonly referred to as the ''Year 2000 issue.'' The Company believes that the Year 2000 issue may affect the Company in two principal ways: through the Company's products and its operations.

  The Company's Readiness Status

  The Company develops and markets software programs that are date sensitive and may be affected by the Year 2000 issue. The Company believes that the Year 2000 issue has and will likely continue to affect the demand for the Company's products and the spending patterns of the Company's customers.

  In July 1997, the Company received Information Technology Association of America 2000, or ''ITAA 2000'', certification, validating that the Company's development processes meet the information technology industry's best software development practices for addressing the Year 2000 issue. MAPICS XA releases since 1995 and the last release of MAPICS/DB have been converted and tested to be Year 2000 compliant. The Company believes that the products it currently produces adequately address the Year 2000 issue. The Company's Solution Partners have certified to the Company that their products are also Year 2000 compliant. However, the Company cannot assure that these products or future products that the Company or its Solution Partners develop contain or will contain all necessary date code changes or that errors will not be found in these products at a later time. The costs to resolve any resulting Year 2000 related errors could have a material adverse impact on the Company's business, financial condition and results of operations.

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

  The Company believes that the Year 2000 issue is affecting the demand for Year 2000 enabled hardware and software products, including those offered by the Company. The Company believes that both existing customers and potential new customers have and may continue to defer purchase decisions for the Company's products since they are required to divert their resources to address other Year 2000 issues within their businesses. In addition, once companies have replaced their existing systems that were not Year 2000 enabled, they may no longer demand products offered by the Company. The Company is unable to quantify the effect that the demand for Year 2000 enabled products has had on its current business, financial condition and results of operations and cannot predict the effect that any increase or decrease in demand will have on the Company in the future.

  The Company principally relies on its MAPICS XA product to support its internal accounting, payables and invoicing operations. While MAPICS XA has been converted and tested to be Year 2000 compliant, the Company also relies on third party systems developed by others for many of its critical internal operations. If these systems are not Year 2000 compliant, it may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's internal operations may also be affected by Year 2000 issues affecting third parties with whom the Company has relationships, including Affiliates, Solution Partners and other vendors, such as utilities, distributors and banks. A Year 2000 problem affecting one or more of these third parties may also have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company has assembled a Year 2000 taskforce made up of representatives from the Company's development, marketing, support, information systems, facilities, finance and legal departments to assess the Year 2000 readiness of the Company's internal operations and the readiness of third parties on which it relies. The taskforce has identified and assessed the Year 2000 readiness of most of the material information technology and non-information technology systems, including fax machines, phone switches and badge access readers, used internally as part of the Company's operations. Based on information obtained from third party vendors or testing it has performed, the Company believes that all such internal systems are Year 2000 ready or that the Company has the appropriate plans in place to achieve timely Year 2000 readiness for such internal systems. However, the Company's on-going assessment program may in the future reveal Year 2000 issues that are not currently identified or fully understood.

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

  In addition, ''business interruption'' litigation may arise out of the Year 2000 issue. The Company is not aware of any possible claim against it arising from instances of business interruption. However, the Company is uncertain how it may be affected by any such litigation. In particular, many of the Company's applications that are currently in use but were sold before the Company's 1995 application releases are not Year 2000 enabled. The Company no longer supports these applications. While the Company has made Year 2000 enabled replacement software available to most customers using older applications, it cannot assure that all of these customers are aware of the Year 2000 issue or that they have adopted these replacements or other remedies. In addition, it cannot assure that these customers will not bring Year 2000-related claims against the Company which, with or without merit, could be time consuming and expensive for the Company to defend or resolve. Any adverse outcome in any such litigation could subject the Company to significant liability. As a result, business interruption litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Euro Conversion Issue

  On January 1, 1999, a new currency called the "euro" was introduced in 11 of the 15 member countries of the European Union. In 2002, each of these participating countries will adopt the euro as their single currency. This event is referred to as the "Euro Conversion." Until that time, however, financial transactions in these participating countries may be conducted in either the euro or the local national currency. As a result, companies operating or conducting business in these participating countries during this transition period must be able to process financial transactions in either the euro or the local national currency.

  The latest release of the Company's product, MAPICS XA Release 5, includes a solution designed to address the Euro Conversion. Although this product is designed to enable companies to process financial transactions in the euro and the local national currencies, there can be no assurance that it will satisfactorily address all Euro Conversion issues. The costs to resolve any resulting Euro Conversion related errors could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company, like its customers and others who operate or conduct business in the participating countries, must be able to process financial transactions in both the euro and the local national currencies of the participating countries. To date, the Company has not experienced a significant amount of financial transactions with its customers, vendors, Affiliates or others that were denominated in the euro. Furthermore, management does not expect such transactions to be commonplace during the initial phase of the transition to the euro.

  A Company taskforce charged with analyzing the effect of the Euro Conversion on the Company's operations has determined that the Company can timely process a minimal amount of euro-related transactions without modification to its existing internal systems. However, the taskforce believes that over time, as companies adopt the euro as the preferred currency for certain or all of their business transactions, the Company will be required to process euro-related transactions in increasing volume. The Company currently plans to implement its euro-enabled MAPICS XA Release 5 before this volume becomes significant. Management expects that the costs of implementing MAPICS XA Release 5 for its own use will be insignificant and does not expect to experience significant conversion and/or operational problems associated with the implementation of its own software product. However, if the Company is required to process a significant amount of financial transactions in the euro before it is able to implement MAPICS XA Release 5 for its own use, or if subsequently MAPICS XA Release 5 does not allow the Company to satisfactorily process financial transactions in the euro, it may result in unforeseen costs or a disruption to the Company's business, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The Company's foreign operations, primarily those in Western Europe, involve financial transactions that are denominated in foreign currencies. From time to time, the Company may enter into forward exchange contracts or purchase options as a hedge against changes in the foreign currency exchange rates for its operating assets and liabilities that are denominated in foreign currencies. The Company did not have any open forward exchange contracts or options at June 30, 1999.

  Historically, the Company's exposure to foreign currency exchange rate risk has been minimal. However, as the Company's foreign operations increase, the Company's business, financial condition and results of operations could be adversely affected by future changes in foreign currency exchange rates. At June 30, 1999 and September 30, 1998, cash and cash equivalents that were denominated in foreign currencies were approximately $1.5 million and $2.1 million, respectively.

  The Company has minimal interest rate risk. A change in either the lender's Base Rate or LIBOR would affect the rate at which the Company could borrow funds under its revolving credit facility.

PART II: OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     No.    Description
     ---    -----------

     10.1 Amended and Restated Revolving Credit and Term Loan Agreement dated as of August 4, 1997 among MAPICS, Inc., BankBoston, N.A. and the other lending institutions set forth on Schedule 1 thereto, and BankBoston, N.A., as agent

     10.2    Amendment No. 1 to the MAPICS, Inc. 1998 Employee Stock Purchase
             Plan

     21      Subsidiaries of the Registrant

     27 Financial Data Schedule for the nine months ended June 30, 1999 (for SEC use only)

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated August 9, 1999, pursuant to Item 5, regarding the resignation of Stephen R. Reynolds from the Company's board of directors.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1999.

                                       MAPICS, Inc.

                                     By:  /s/ William J. Gilmour
                                       ---------------------------------------
                                              William J. Gilmour
                                            Vice President of Finance and
                                       Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

Exhibit
No.   Description
---   -----------

10.1 Amended and Restated Revolving Credit and Term Loan Agreement dated as of August 4, 1997 among MAPICS, Inc., BankBoston, N.A. and the other lending institutions set forth on Schedule 1 thereto, and BankBoston, N.A., as agent

10.2  Amendment No. 1 to the MAPICS, Inc. 1998 Employee Stock Purchase Plan

21    Subsidiaries of the Registrant

27 Financial Data Schedule for the nine months ended June 30, 1999 (for SEC use only)