Form 10-K405
period 1999-09-30
MAPICS INC
filed 1999-12-22
CIK 848551

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
  For the fiscal year ended September 30, 1999

                                       OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (NO FEE REQUIRED)

  For the transition period from                      to
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the common stock held by non-affiliates of the registrant was $144,516,000 at December 1, 1999, based on the closing sale price of $9.4375 per share for the common stock on such date on the Nasdaq National Market.

   The number of shares of the registrant's common stock outstanding at December 1, 1999 was 17,586,611.

                      Documents Incorporated by Reference
   Specifically identified portions of the proxy statement for the 2000 annual meeting of shareholders to be held on February 10, 2000 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  MAPICS, Inc.

                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended September 30, 1999

                               TABLE OF CONTENTS

  Item                                                                    Page
 Number                                                                  Number
 ------                                                                  ------
                                    PART I
  1.  Business........................................................      1
  2.  Properties......................................................     12
  3.  Legal Proceedings...............................................     12
  4.  Submission of Matters to a Vote of Security Holders.............     12
                                    PART II
      Market for the Registrant's Common Equity and Related
  5.  Stockholder Matters.............................................     13
  6.  Selected Financial Data.........................................     13
      Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations...........................................     15
  7A. Quantitative and Qualitative Disclosures about Market Risk......     40
  8.  Financial Statements and Supplementary Data.....................     41
      Changes in and Disagreements with Accountants on Accounting and
  9.  Financial Disclosure............................................     68
                                   PART III
 10.  Directors and Executive Officers of the Registrant..............     69
 11.  Executive Compensation..........................................     69
 12.  Security Ownership of Certain Beneficial Owners and Management..     69
 13.  Certain Relationships and Related Transaction...................     69
                                    PART IV
      Exhibits, Financial Statement Schedules and Reports on Form 8-
 14.  K...............................................................     70
      Signatures......................................................     76

                                    PART I

Item 1. Business.

        SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

   We believe that it is important to communicate our future expectations to our shareholders and to the public. This report as well as our 1999 Annual Report contain forward-looking statements, including in particular the statements about our plans, objectives, expectations and prospects under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. You can identify these statements by forward-looking words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements are contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

General

   We are a developer of global enterprise software that addresses the needs of mid-sized manufacturing establishments in discrete and batch process industries. We deliver Enterprise Resource Management, or ERM, and e-Business solutions to automate the manufacturing process, improve coordination of organizational resources and enhance interaction with supply chain partners. Our e-Xtended Architecture, or MAPICS XA, suite of applications provides the following functions:

  .Engineering management;

  .Demand management;

  .Operations management;

  .Resource planning;

  .Financial management; and

  .Business management.

   Our application architecture allows customers to rapidly implement all or a portion of our MAPICS XA solutions with minimal disruption to their business. Furthermore, our MAPICS XA solutions enable our customers to leverage their existing information technology investments and adopt new technologies gradually, which lowers their costs and increases their return on investment.

   We have licensed MAPICS XA for use in over 2,500 locations around the world. Our target market consists of mid-sized manufacturing establishments with annual sales between $20 million and $500 million. With the depth and breadth of our capabilities, we can support single and multi-site manufacturing organizations, including those with global, multi-currency requirements, as well as divisional operations within multibillion dollar manufacturing enterprises. We currently work with customers such as:

        Bayer Corp.                   MAG Instruments, Inc.
        Dialight Corporation          Michelin Corp.
        General Electric Co., P.L.C.  MTD, Inc.
        Goodyear Tire & Rubber Co.    Volvo Corp.
        Honda Motor Co., Ltd.         York International

   Our primary sales and implementation channel is a network of more than 75 independent local companies, which we refer to as affiliates, that market and sell our products worldwide and support the global installed base. In addition to providing customers with high quality and cost-effective local implementation, industry specific consulting and other professional services, the affiliate channel provides us with an attractive variable cost structure for sales and marketing.

   Our history of providing stable business solutions, flexible implementation and industry leading support has given us the ability to extend our reach within the ERM market. We intend to accomplish this by: (1) expanding our presence within targeted manufacturing segments; (2) increasing the capacity and strength of our affiliate sales channel; (3) enhancing the functionality of our solutions to address emerging needs; (4) incorporating new technologies, additional platforms and multiple deployment options;
(5) continuing to pursue strategic alliances and (6) building on our reputation for customer satisfaction.

   We were incorporated in Massachusetts in 1980 under the name Marcam Corporation. On July 29, 1997, we distributed to our shareholders, in a tax-free distribution which we refer to as the Distribution, all of the capital stock of our subsidiary Marcam Solutions, Inc. and changed our name to MAPICS, Inc. As a result of the Distribution, Marcam Solutions owns and operates some of the software product lines that we had owned and operated before the Distribution and we continue to own and operate the MAPICS product line. At the time of the Distribution, we relocated our headquarters from Boston to Atlanta, and in 1998 we reincorporated in Georgia. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 1 of the notes to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Industry Background

   Approximately half of all mid-sized manufacturers operate either discrete or batch-process manufacturing facilities. Discrete manufacturers produce finished goods by assembling or machining a set of component parts or sub-assemblies into finished products. Batch-process manufacturers produce goods by combining specific materials in pre-defined quantities by a series of discontinuous operations.

   Mid-sized manufacturers operate in an environment of rapidly changing business requirements. Due to the global nature of the industry, these organizations must:

  .  manage broad product lines;

  .  provide multi-national distribution;

  .  streamline product development;

  .  reduce manufacturing cycles;

  .  maintain lower inventory levels; and

  .  adopt more flexible manufacturing strategies.

These requirements are driving the need for an enhanced supply chain, distributed manufacturing resources and improved methods of interacting with suppliers and customers. Consistent product quality, customer satisfaction and profitability all depend on an accurate flow of information within a tightly integrated supply chain and an expanded enterprise linking suppliers with end-customers through the manufacturer.

   Manufacturers have long relied on ERM systems to streamline business processes and coordinate internal resources. These systems provide applications to support:

  .  engineering data management;

  .  sales management;

  .  material procurement;

  .  inventory management;

  .  manufacturing control;

  .  distribution;

  .  transportation;

  .  finance; and

  .  many other specialized business functions.

Advancements in Internet technology and client/server computing, however, have significantly enhanced the usability and ultimate benefit of these systems. Manufacturers have begun to look outside the plant for competitive differentiation. The opportunity to use these technologies to more closely link operations with suppliers and customers is creating increased demand for a new generation of ERM solutions that extend system capabilities beyond the four walls of the manufacturing operation.

   In order to compete effectively in their markets, mid-sized manufacturers also require ERM solutions that provide a high return on investment. These systems must be able to be implemented rapidly with minimal disruption to the business and maintained with a limited information technology staff. At the same time, ERM systems must provide sufficient depth of functionality and flexibility to enable manufacturers to respond to constantly changing customer needs. The systems must also be scalable to accommodate expansion of the manufacturer's business. Mid-sized manufacturers prefer fully integrated ERM solutions covering all aspects of their business as opposed to specialized multi-vendor solutions that are more costly and difficult to integrate and maintain.

   According to Advanced Manufacturing Research, or AMR, the total worldwide market for ERM systems is expected to increase from $15 billion in 1998 to $52 billion in 2002, representing a compound annual growth rate of 37%. Additionally, industry sources estimate that the mid-sized manufacturing segment constitutes over 50% of the total ERM market and is its fastest growing segment.

The MAPICS Solution

   With over 20 years of manufacturing and technology expertise, we are a leading provider of full-function client/server-based ERM systems that enable manufacturers to respond to the demands of a rapidly growing, highly competitive, global marketplace. In particular, we have succeeded in addressing the technology and business requirements of mid-sized manufacturers by providing comprehensive product functionality and high quality customer service on a cost-effective basis. The MAPICS XA product line currently operates on International Business Machines Corporation's AS/400 server platform, a leading server platform in the mid-sized manufacturing market due to its reliability and low total cost of ownership. The MAPICS solution provides value to our customers through the following benefits:

   Comprehensive Functionality with Flexible Architecture. We have developed a comprehensive solution focused on meeting the needs of mid-sized manufacturers. The MAPICS XA product line currently consists of more than 50 applications designed to manage the most complex manufacturing enterprises. Our flexible architecture allows customers to purchase and implement only those applications that are required. Moreover, MAPICS XA is scalable to accommodate the diverse requirements of our broad customer base. Some of our current customers have implementations supporting up to 1,500 networked users. Over the years, we have leveraged our strong manufacturing and technology expertise to continually develop functionality that meets the emerging needs of mid-sized manufacturing establishments. Since the first release of MAPICS XA in 1994, we have more than doubled the number MAPICS XA applications and significantly enhanced the depth and breadth of functionality we offer.

   Dedicated and Experienced Value-Added Affiliate Channel. The primary channel for selling and implementing our solutions is a network of more than 75 affiliate organizations selling to customers located in more than 70 countries around the world. Affiliates typically have extensive knowledge of the manufacturing industry in their geographic regions and develop long-standing relationships with our customers. Each affiliate has the right to market our solutions within a specific geographic territory and is not typically permitted to represent competitive ERM systems. For these reasons, affiliates are likely to invest significant resources to further their knowledge of MAPICS XA. Affiliates offer experienced local professionals to implement and configure these solutions rapidly and in a cost-effective manner, as well as local services that enable our customers to maintain a limited information technology staff, which is often a requirement of the mid-sized manufacturer.

   Rapid Implementation and High Return on Investment. The comprehensive functionality of our products minimizes the need to perform custom modifications, thereby allowing rapid product implementation. In addition, our in-depth manufacturing, product and customer knowledge has enabled us to develop a standard implementation methodology, a consistent process followed by many customers and affiliates around the world. MAPICS XA implementations generally take from three to twelve months, depending upon the number and type of applications purchased and the complexity of the manufacturing establishment. The high reliability and ease of user customization of our products, coupled with our extensive quality assurance and excellent technical support, minimize our customer's need to maintain a large information technology staff. Subsequent releases of our software products are designed to preserve the customer's existing investments in technology and user education, with minimal disruption to the their business. These factors can offer the low total cost of ownership and high return on investment that mid-sized manufacturers require.

   High Quality Worldwide Customer Support. We are dedicated to providing high quality customer support for our products around the world through a combination of employee support staff and our affiliate channel. We were among the first enterprise software developers to receive ISO 9001 certification for our primary development and support quality system, and we remain among the few to have achieved this status. In a 1995 customer satisfaction survey performed by AMR, we received the highest overall score, nearly one-third higher than the next competitor, based on 15 separate factors, including:

  .  functionality;

  .  value;

  .  implementation results;

  .  quality of support;

  .  service and maintenance; and

  .  knowledge of our sales force.

To demonstrate our long-term commitment to customer satisfaction, we engaged GartnerGroup, Inc. in 1998 to perform a similar survey of our customers, which again reflected high levels of customer satisfaction.

The MAPICS Strategy

   Our primary objective is to further increase our share of the ERM market by attracting new customers in existing and new market segments and increasing sales to our expanding customer base. Key elements of our strategy to achieve this objective are:

   Continue to Expand Middle Market Presence. The middle market is considered one of the fastest growing segments in the ERM space. We intend to further leverage our manufacturing and technology expertise and the strengths of our affiliates to expand our presence in this market. We will continue to invest in new product functionality and technology to improve the global competitiveness of our middle market customers. We also intend to continue to leverage our large, installed customer base to generate additional revenues by using positive references from existing customers to assist in sales to new customers. Such references are often critical to the buying decisions of middle market manufacturers. Our large installed base also provides an opportunity to generate significant revenues by selling additional applications and upgrades to existing customers.

   Increase the Capacity and Strength of the Affiliate Channel. We intend to further enhance our sales channel by assisting affiliates with recruiting efforts and providing them with on-line training and remote learning opportunities. We intend for these offerings to increase an affiliate sales representative's ability both to compete for new accounts and expand our presence within the customer base. In addition, we will seek to increase worldwide channel capacity through cost sharing programs with, and strategic capital investments in, affiliates that are attempting to enter new or under-penetrated territories or expand their operations more rapidly than their financial resources allow. Cost sharing programs include marketing assistance, telemarketing, education and joint recruiting. We also intend to continue expanding our overlay sales force to assist affiliates with multi-site selling opportunities. The number of these multi-site opportunities is on the rise due to the scalability of our solutions, enhanced Internet and e-Business functionality and expanded multi-plant capabilities.

   Broaden Product Functionality to Meet Emerging Customer Needs. We intend to continue to offer new functionality to attract additional customers and allow existing customers to more easily adapt to changes within the extended manufacturing enterprise. We will continue to focus on the extended enterprise business model and intend to enhance our e-Business, advanced planning and scheduling, or APS, and customer relationship management, or CRM, systems. Currently, our applications are available in 19 languages, including English, Chinese, French, German, Japanese, Portuguese and Spanish, with plans for additional localization to expand the functionality of our products and allow us to more effectively target additional geographic markets. In addition, we continually evaluate potential acquisitions of complementary technologies, products and businesses serving our market niche.

   Incorporate New Technologies to Expand Market Opportunity. We intend to incorporate the new technologies necessary to help mid-sized manufacturers compete in their rapidly changing environments. These technologies include:

  . object-oriented programming to reduce development and maintenance costs and allow the user to more easily adapt installed applications to specific business conditions;

  . full Internet, intranet or extranet enablement to allow the customer, and its customers and suppliers, to access the MAPICS XA application from any geographic location by an Internet connection, which greatly reduces network complexity and costs; and

  . advanced decision support to allow users to view and analyze information to solve business problems.

   To broaden our current target base of customers, we also intend to offer an ERM solution on Microsoft's Windows-NT platform. As part of this strategy, on December 15, 1999, we announced the execution of a definitive agreement to purchase Pivotpoint, Inc., a leading provider of extended enterprise applications to mid-sized manufacturing and distribution companies. We believe this acquisition will allow us to expand our product offerings across multiple platforms, including Windows NT, UNIX, Linux and AS/400. Also, we believe we can expand sales opportunities for Pivotpoint's offerings through use of our worldwide network of affiliates.

   Pivotpoint, a privately held company based in Woburn, Massachusetts, has provided advanced business systems to mid-sized manufacturers and distribution companies since 1987. Pivotpoint's offerings include Point.Man, a powerful suite of extended enterprise applications designed to streamline business processes for manufacturing, customer service and financials across sites, business lines and countries. Point.Man provides the speed, Internet accessibility and tight integration mid-sized manufacturing establishments expect, with broad functionality that they can easily deploy as their businesses change and expand. Pivotpoint currently supports more than 700 customers.

   Pursue Strategic Development Alliances. We intend to expand our product solutions and expertise by forming additional strategic development alliances. We have used our innovative extended laboratory approach to speed time to market with new functionality, leverage development investment dollars and reduce development risk. We have also created strategic development relationships with third parties, which we call solution partners, and have also initiated joint development relationships, called technology alliances, with other third parties. Solution partners contribute solutions that supplement our core applications; we then remarket these solutions under the MAPICS brand name. Through technology alliances, we share the initial development costs of new applications, acquire the rights to these applications and then use internal development expertise to integrate and further enhance these applications.

   Maintain High Customer Satisfaction. We believe that a highly satisfied installed customer base is critical to expanding our middle market presence. We intend to develop or acquire new implementation tools and advanced user education offerings to further improve our affiliates' and customers' ability to install and use our solutions, thereby improving the customer's return on investment. For example, in November 1998, we introduced a standard worldwide implementation methodology to further assist affiliates in complex or multi-national implementations. We also have extended customer support with Internet-based and other tools that enhance customers' ability to quickly find answers to commonly asked questions and rapidly and inexpensively download information or fixes to their systems.

Products

   We introduced our current solution, MAPICS XA, in 1994. Since then, we have increased the number of MAPICS XA applications from 19 to over 50 and have substantially enhanced and rewritten many of the applications available in the first release. We designed MAPICS XA to support, within a single site or multiple sites, a variety of business processes, such as:

  .  Engineering management;

  .  Demand management;

  .  Operations management;

  .  Resource planning;

  .  Financial management; and

  .  Business management.

   Our e-Xtended Architecture gives customers the flexibility to expand to new applications, sites and processes as their business evolves. Many applications are available in 19 languages, including English, Chinese, French, German, Japanese, Portuguese and Spanish, with plans for additional localization to expand the functionality of our products and allow us to more effectively target additional geographic markets.

   In October 1998, we announced the worldwide availability of MAPICS XA Release 5, which included three new applications and enhancements to 20 of our existing applications. Release 5 offered a complete solution for the Euro Conversion and allows companies to maximize the benefits of e-commerce through a complete Java user interface called eWorkPlace and an Internet-based customer service application called COM Net. Using eWorkPlace, remote or local users can obtain controlled access to MAPICS applications by an intranet, an extranet or the Internet. COM Net helps companies service their customers over the Internet, enabling them to place orders, review inventory availability, obtain current pricing and promotional information, specify product configurations and inquire into the status of an order 24 hours a day, seven days a week.

   In June 1999, we delivered our APS solution, MAPICS XA Wisdom. MAPICS XA Wisdom offers manufacturers:

  . advanced supply chain planning functionality, including synchronized planning and scheduling of all resources to enable customers to improve on-time delivery performance;

  . summarized planning and scheduling of problems with emphasis on eliminating late orders, critical bottlenecks and material shortages; and

  . a decision-support tool to provide management with the ability to compare different customer order fulfillment scenarios.

   In September 1999, we introduced MAPICS XA Front Door, a powerful suite of web-based and disconnected configuration, quote generation and order processing tools that are fully integrated into the MAPICS XA ERM system. MAPICS XA Front Door enables companies to significantly speed the manufacturing process and improve customer service for a shorter, more profitable sales cycle.

   Also, late in fiscal 1999, we delivered MAPICS XA Release 5.5, which gives our customers significant product enhancements, including several new applications designed to improve a customer's operational efficiency and strengthen its competitive advantage. These new applications include:

  . MAPICS XA Workflow, a powerful object-oriented tool that allows customers to better manage and control internal resources by automating common business processes within the MAPICS system;

  . MAPICS Integrator, an application that allows end-users to customize where and how they access data within MAPICS; and

  . a manufacturing execution system, or MES, that offers electronic dispatching and messaging, on-line drawings/ISO documentation, and integrated statistical process control testing, as well as collection of time and attendance, labor and inventory transaction data.

   Our MAPICS XA product line integrates over 50 applications in the following business solution areas:

  . Engineering management applications assist in the development of data that describe the materials, processes and facilities required to estimate costs and produce manufactured items.

  . Demand management applications provide for the configuration and entry of customer orders, the control of these orders through pricing, shipping and invoicing and the analysis of customer and sales order information.

  . Operations management applications support the procurement and tracking of material, the launch and control of manufacturing activity and the management of plant maintenance.

  . Resource planning applications assist in preparing the master schedule to produce items ordered by customers and project the demand for materials, personnel and equipment based on forecasts.

  . Financial management applications provide financial and managerial accounting functions and track historical performance of key management measurements and contracts.

  . Business management applications provide common services, such as security control, data retrieval, report development and data transmission for applications as well as high level views of the MAPICS data used to make executive business decisions.

   With every license, we generally receive both an initial license fee and a periodic license fee. The typical initial license fee for a new MAPICS system is in the range of $80,000 to $600,000, depending on the number and type of applications licensed, the size of the processor and the number of users. The periodic license fee, which the customer usually pays annually in advance, entitles the customer to continue using the software and to receive support services. The typical periodic license fee is based on a percentage, usually 15%, of the then current amount of the applicable initial license fee.

   The MAPICS XA client/server architecture is built around IBM's AS/400 application server and a Windows-based personal computer as a client. This client architecture allows users to easily customize their view of the MAPICS XA solution without modifying the underlying application programs.

   IBM introduced the MAPICS I application system, the first manufacturing resource planning system, in 1978. In 1984, IBM introduced the enhanced MAPICS II application, which was designed to run on IBM's System 36 and 38 computers. We have discontinued the customer support for these legacy systems. In 1989, IBM introduced MAPICS/DB to run on IBM's AS/400 system. In 1993, we acquired from IBM the rights to the

MAPICS product line and retained approximately 150 former IBM employees to continue the development and support of the MAPICS products.

Product Development

   We are focusing our ongoing product development efforts on addressing the emerging needs of our market by expanding the breadth and depth of our product functionality and incorporating new technologies, while maintaining product reliability. We increased product development spending by 12.8% in the fiscal year ended September 30, 1999, which we refer to as fiscal 1999, despite a significant decrease in our license revenue, reflecting our plan to develop new products and deliver continuous product enhancements.

 Internal and Solution Partner Development

   Senior management determines product direction with guidance from our customers, the marketing staff and affiliates. The development team is responsible for design and design verification, coding, quality assurance, documentation and language conversion of new enhancements, products and releases. We were among the first in the ERM software industry to receive ISO 9001 certification for our primary development and support quality system, and we remain among the few to have achieved this status. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--We are subject to risks resulting from rapid technological change and evolving industry standards."

   In addition to internal development efforts, we have developed several software applications in collaboration with third party solution partners. We expect solution partners to maintain development quality commensurate with our internal development laboratory. As a result of working closely with our solution partners, we believe that our software applications attain consistent quality, implementation and support standards and that most applications that solution partners develop are virtually indistinguishable from those that our internal development staff develops. We generally pay royalties to the solution partners when we receive license fees from customers for solution partner-developed applications.

 Strategic Technology Alliances

   We have entered into agreements with third parties to develop and market specific applications. As part of these agreements, we generally acquire ongoing rights to use and redistribute the software solution and solution enhancements during the term of the agreement. We plan to evaluate and pursue additional strategic technology alliances.

Customers

   Our primary customers are mid-sized discrete and batch-process manufacturers, consisting both of independent companies and of divisions, sites and subsidiaries of larger companies. Mid-sized manufacturers generally seek software solutions to help manage the manufacturing process as it relates to accounting, engineering, production, production planning, customer asset management and finance. We believe that we meet the practical business requirements of mid-sized manufacturers by offering a cost-effective integrated solution that can be implemented rapidly using our affiliate network. Our products assist customers in meeting their internal goals of maintaining operational flexibility and responding to market changes, while minimizing cost, waste and disruption through the utilization of an ERM solution with a high return on investment. With over 20 years of development experience built into MAPICS XA, our considerable industry knowledge allows us to continually anticipate the needs of the mid-sized manufacturer.

   MAPICS XA has a base of approximately 2,500 customer sites. We intend to leverage our large installed customer base to generate additional revenues by using existing customers to assist in sales to new customers through positive references, as well as by selling additional applications and upgrades to existing customers. Because we do not actively support our older MAPICS I and II products, we do not include users or former users of those products on our customer site lists and treat MAPICS I and II users as prospective new customers for sales and marketing purposes.

   Our installed base of customers includes the following enterprises:

      ABB Asea Brown Boveri
       (Holding) Ltd.               Matsushita Electronic Industrial Co., Ltd.
      AP Technoglass                Michelin Corp.
      Bayer Corp.                   Michigan Bulb Company Inc., Ltd.
      Bristol-Myers Squibb Company  MTD Inc.
      Bostick, Inc.                 Pall Corporation
      Braun AG                      Peg Perego Pines USA, Inc.
      Coltec Industries Inc.        Philips Electronics N.V.
      Cooper Industries             Sanyo Energy
      Dialight Corporation          Shiseido Cosmetics (America) Ltd.
      Eaton Controlls PTY, Ltd.     Sub-Zero Freezer Co., Inc.
      Emerson Electric Co.          Sylvania Lighting International B.V.
      General Electric Co., PLC     Thomas Lighting Inc.
      Giddings and Lewis, Inc.      Trans-matic Manufacturing, Inc.
      Goodyear Tire & Rubber Co.    Volvo Corp.
      Honda Motor Co., Ltd.         Weber Aircraft
      International Game
       Technology                   Westinghouse Electric Corporation
      Kerry Ingredients UK Ltd.     York International
      MAG Instruments, Inc.

   None of our customers accounted for more than 5% of total revenues in the fiscal year ended September 30, 1999. We do not believe that our backlog at any particular point in time is indicative of future sales.

Marketing and Sales

   Our marketing strategy focuses on positioning us as a leading provider of ERM solutions and increasing our brand and product recognition. In support of this strategy, our marketing programs include advertising, public relations, direct marketing, worldwide web marketing, customer and internal events and product management.

   We sell to customers located in over 70 countries throughout (1) North America, (2) Europe, the Middle East and Africa, or EMEA, and (3) the Latin America and Asia Pacific regions through a network of more than 75 independent local affiliates. We believe the use of affiliates gives us strong market access. Affiliates provide sales, consulting, implementation and other services directly to our customers, usually on a local basis. Each affiliate has the right to market our products within a specific geographic territory and is not typically permitted to represent competitive ERM systems. Our sales management team has encouraged the consolidation of smaller affiliates into larger organizations, the elimination of overlapping territories and the development among affiliates of a higher level of sales skills with a greater focus on growth and sales to new accounts.

   Our affiliate channel provides significant benefits to us and our customers. For example, the affiliates provide us with a variable cost sales channel, receiving a sales commission from us only when we receive license fees from our customers. In addition, affiliates typically have extensive knowledge of the manufacturing industry in their geographic region and develop long-standing relationships with our customers. Moreover, the affiliate channel continually provides local input and feedback regarding customer requirements, industry trends and competitive products, enabling us to respond to and anticipate the future product needs of our customers and to incorporate these needs into our product development efforts.

   Historically, we have had excellent relations with our affiliates. We believe these strong relations are attributable to a number of factors, including the significant revenues that we pay affiliates in the form of commissions, as well as revenues that our customers pay affiliates for consulting, implementation and other services rendered within the territory they represent. Additionally, in some instances, customers pay affiliates for hardware they sell to the customers. In addition, the affiliates have generally made significant investments in developing MAPICS knowledge within their organizations.

   We intend to further enhance our sales channel by assisting affiliates with recruiting efforts and providing them with on-line training and remote learning opportunities. These offerings are intended to increase an affiliate sales representative's ability both to compete for new accounts and expand our presence within the customer base. In addition, we will continue seeking to increase worldwide channel capacity through cost sharing programs with, and strategic capital investments in, affiliates that are attempting to enter new or under-penetrated territories or expand their operations more rapidly than their financial resources allow. For example, in fiscal 1999, we created a joint venture in China to capture the expanding manufacturing market there. We also made investments in a number of European affiliates to expand our presence in the growing European market. Cost sharing programs include marketing assistance, telemarketing, education and joint recruiting. We also intend to continue expanding our overlay employee sales force to assist affiliates with multi-site selling opportunities. The number of these multi-site opportunities is on the rise due to the scalability of our solutions, enhanced Internet and e-Business functionality and expanded multi-plant capabilities.

Customer Support and Service

   We believe that providing high quality customer service and technical support is necessary to achieve rapid product implementation, which in turn is essential to long-term customer satisfaction and continued revenue growth. Accordingly, we are committed to maintaining a high-quality, knowledgeable affiliate channel supported our internal service and support staff. Our customer service and support activities can be grouped into two key areas, as follows:

   Implementation Consulting, Education and Applications Integration
Services. Although we are building our consulting skills to enhance and supplement those of the affiliates, particularly in new or complex application areas, the affiliates typically provide these services directly on a project-consulting basis. We do not record revenues related to these services provided by the affiliates. Affiliates provide implementation-consulting services on-site to assist customers in the installation and use of our products, whether entire systems are implemented or individual applications are installed to augment existing applications. We have developed educational materials and instructions for the affiliates to use in customer classroom environments. We intend to provide additional tools to assist affiliates and customers in simplifying the implementation effort. We also intend to supply central services to assist affiliates in managing multi-site and multi-territory implementation efforts and supplement the affiliates' expertise in new application areas until such time as affiliates are able to upgrade their skills to a point where they no longer need assistance. We will generate only limited additional revenues from these supplemental services and tools.

   Installed Product Maintenance. We maintain a central telephone response and assistance program. In North America, this program is available 24 hours a day, seven days a week to customers who pay periodic license fees. We assist all supported customers in operational issues and resolving possible code errors. Our support centers use a standardized telephone support management system to log telephone calls, trace problems or inquiries, identify qualified support personnel to assist customers, follow the inquiry through to a successful resolution and measure support performance. Outside North America, we provide similar support services to our customers in conjunction with the affiliates. During fiscal 1999, we introduced a tool which enables customers to access our knowledge database, permitting them to quickly locate, without the assistance of direct support personnel, answers to operational issues.

   We presently maintain three support centers: (1) Atlanta, Georgia, which services North America and the Latin America region; (2) s-Hertogenbosh, The Netherlands, which services EMEA; and (3) Kuala Lumpur, Malaysia, which services the Asia Pacific region.

Proprietary Rights and Technology

   Our success and ability to compete depends heavily upon our proprietary technology, including our software. To protect our proprietary technology, we rely on a combination of copyright, trademark and trade secret laws and license and non-disclosure agreements. These may afford us only limited protection. In addition, effective copyright protection may be unavailable or limited in some foreign countries.

   Our software is protected as a copyrighted work. In addition, some of the source code for our software is protected as a trade secret. We generally provide our products to customers under a non-exclusive license that is renewable upon payment of periodic license fees. We also generally enter into confidentiality or license agreements with third parties and control access to and distribution of our software, documentation and other proprietary information. We presently have no patents or patent applications pending. We rely upon license or joint development agreements with solution partners and technology alliance partners to allow us to use technologies that they develop on terms that are favorable to us. We also rely on the knowledge, skills and experience of our employees, frequent product enhancements and the timeliness and quality of our support services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--We may not be successful in protecting our proprietary rights or in avoiding claims that we infringe the proprietary rights of others."

Competition

   The market for business software within the mid-sized manufacturing industry is highly competitive and changes rapidly. The market activities of industry participants, such as new product introductions, frequently result in increased competition. We target our products and related services primarily at the market for business applications software for mid-sized manufacturing establishments. Current and prospective competitors offer a variety of products that address this and similar markets. We primarily compete with a large number of independent software vendors. These competitors include, among others:

  .  Baan Company N.V.;

  .  Computer Associates, Inc.;

  .  Intentia AB;

  .  Geac Computer Corporation Limited;

  .  J.D. Edwards & Company, Inc.;

  .  SAP AG; and

  .  System Software Associates, Inc.

   We also compete with vendors of specialized applications. We may be unable to compete successfully with existing or new competitors.

   To be successful in the future, we must continue to respond promptly and effectively to changes in technology. We must also respond to our competitors' innovations. Some of our competitors have significantly greater financial, marketing, service, support and technical resources and greater name recognition than we have. Accordingly, these competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products.

   We also expect to face additional competition as other established and emerging companies enter the market for business software for mid-sized manufacturing establishments and as new products and technologies are introduced. In addition, current and potential competitors may make acquisitions or establish alliances among themselves or with third parties. Such acquisitions or alliances could increase the ability of competitors' products to address the needs of our current or prospective customers. As a result, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Either of these situations could result in fee reductions, the loss of new and existing customers, fewer customer orders and reduced net income, any or all of which could have a material adverse affect on our business, financial condition and results of operations.

Employees

   As of December 1, 1999, we employed approximately 410 persons, of which 275 were employed in product development and support, 75 were employed in sales and marketing and 60 were employed in management and administration. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

   Our future operating results depend significantly upon the continued service of key technical and senior management personnel. Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and may further intensify due to the hiring needs of numerous competitors and others, including resources needed to address the Year 2000 problem and issues associated with the conversion by 11 of the 15 member countries of the European Union to the euro as their common currency. This event is called the Euro Conversion. We cannot assure that we will retain our key managerial or technical personnel or will be able to attract such personnel in the future. We have at times experienced and continue to experience difficulty recruiting qualified personnel, and we may continue to experience such difficulties in the future. Either directly or through personnel search firms, we actively recruit qualified product development, consulting and sales and marketing personnel. If we are unable to hire and retain qualified personnel in the future, our business, financial condition and results of operations could be materially affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--We depend on our retention of key personnel and our ability to attract and retain other qualified personnel."

Item 2. Properties.

   Our principal administrative, marketing, product development and support facilities are located in Alpharetta, Georgia, a suburb of Atlanta, where we lease approximately 120,000 square feet under a lease that expires in 2007. We have other leases for regional sales and support facilities for operations in North America, EMEA, and the Latin America and Asia Pacific regions.

Item 3. Legal Proceedings.

   There is no legal or governmental proceeding pending or threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of our shareholders during our fourth fiscal quarter ended September 30, 1999.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

Common Stock Price

   The following table shows the high and low sales prices on a per share basis of our common stock as reported on the Nasdaq National Market.

                                                               High       Low
                                                             --------- ---------
   Fiscal 1998
   First Quarter............................................ $13 1/4   $ 8 3/4
   Second Quarter...........................................  17 11/16  10 1/2
   Third Quarter............................................  20 1/4    15 3/8
   Fourth Quarter........................................... $22 7/8   $16 3/4
   Fiscal 1999
   First Quarter............................................ $23 3/8   $13 1/4
   Second Quarter...........................................  17 3/4     7
   Third Quarter............................................  11         3 15/16
   Fourth Quarter........................................... $10 7/8   $ 7 3/16

Holders

   As of December 1, 1999, there were approximately 610 record holders of our common stock, and we estimate that there were approximately 6,100 beneficial owners of our common stock.

Dividend Policy

   We have never paid any cash dividends on our common stock. We currently intend to retain future earnings to fund future development, growth and the operation of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Additionally, covenants in our bank credit facility prohibit the payment of cash dividends. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and
Note 8 of the notes to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Item 6. Selected Financial Data.

   The tables on the following pages present selected statement of operations and balance sheet data for the fiscal years ended and as of September 30, 1995, 1996, 1997, 1998 and 1999. The selected financial data for those periods and as of those dates have been derived from our financial statements that have been audited by PricewaterhouseCoopers LLP, our independent accountants. You should read this selected financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

   We prepared the statements of operations data for the fiscal years ended September 30, 1995, 1996 and 1997 and the balance sheet data as of September 30, 1995 and 1996 using Marcam Corporation's historical basis in the assets and liabilities and historical results of operations of the business related to the MAPICS product line. These financial statement data are combined and generally reflect the results of operations and financial position of the MAPICS business as if it were a separate entity for these periods. We allocated some costs and expenses presented in the financial statement data for the years ended September 30, 1995, 1996 and 1997 based on our estimates of the costs of services that Marcam Corporation provided to the MAPICS business. We believe these allocations are reasonable. However, the financial statement data may not necessarily reflect our results of operations and financial position in the future or what they would have been had the MAPICS business been a separate entity during the fiscal years ended September 30, 1995, 1996 and 1997. The statements of operations data for the fiscal years ended September 30, 1998 and 1999 and the balance sheet data as of September 30, 1997, 1998 and 1999 are consolidated and consist solely of the separate financial statements of MAPICS, Inc. and our wholly owned subsidiaries.

   Under a tax sharing agreement between with Marcam Solutions, we became entitled to utilize favorable income tax attributes of Marcam Corporation, principally net operating loss carryforwards and tax credits, immediately following the Distribution. As a result, we recognized an income tax benefit of $14.9 million during the quarter ended September 30, 1997. Excluding this income tax benefit, net income for the fiscal year ended September 30, 1997 was $14.2 million, or $0.88 per share (basic) and $0.72 per share (diluted). Before the Distribution, Marcam Corporation did not reflect a benefit corresponding to these favorable income tax attributes in its consolidated financial statements because Marcam Corporation believed it was more likely than not that it would not realize these benefits due to its history generating of operating losses.

   We calculated net income per common share presented in the statements of operations for the fiscal years ended September 30, 1996 and 1997 using the capital structure of Marcam Corporation for periods prior to the Distribution, including the weighted average number of common shares and common equivalent shares, giving effect to the Distribution on a pro forma basis for all periods prior to the Distribution. See Note 2 of the notes to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for further information concerning the computation and presentation of net income per common share.

                                          Fiscal Years Ended September 30,
                                      ------------------------------------------
                                       1995    1996    1997      1998     1999
                                      ------- ------- -------  -------- --------
                                        (In thousands, except per share data)
Statements of Operations Data:
Revenues:
 License............................  $42,745 $45,341 $56,368  $ 79,189 $ 71,195
 Services...........................   26,553  32,261  39,036    50,552   63,523
                                      ------- ------- -------  -------- --------
  Total revenues....................   69,298  77,602  95,404   129,741  134,718
                                      ------- ------- -------  -------- --------
Operating expenses:
 Cost of license revenues...........    5,689   6,913   9,816    13,108   13,689
 Cost of services revenues..........    7,567   9,499  11,838    14,873   19,012
 Selling and marketing..............   24,780  27,851  31,905    48,111   51,601
 Product development................    7,432   6,398  10,259    15,073   18,083
 General and administrative.........    5,384   5,965   8,256     8,884   12,673
                                      ------- ------- -------  -------- --------
  Total operating expenses..........   50,852  56,626  72,074   100,049  115,058
                                      ------- ------- -------  -------- --------
Income from operations..............   18,446  20,976  23,330    29,692   19,660
Interest income (expense), net......       --      --    (218)      760    1,801
                                      ------- ------- -------  -------- --------
Income before income tax expense
 (benefit)..........................   18,446  20,976  23,112    30,452   21,461
Income tax expense (benefit)........    7,112   8,076  (6,004)   11,724    8,262
                                      ------- ------- -------  -------- --------
Net income..........................  $11,334 $12,900 $29,116  $ 18,728 $ 13,199
                                      ======= ======= =======  ======== ========
Net income per common share
 (basic)............................          $  0.82 $  1.79  $   1.01 $   0.70
                                              ======= =======  ======== ========
Net income per common share
 (diluted)..........................          $  0.70 $  1.47  $   0.81 $   0.62
                                              ======= =======  ======== ========
Weighted average number of common
 shares outstanding (basic).........           15,717  16,239    18,579   18,943
                                              ======= =======  ======== ========
Weighted average number of common
 shares and common equivalent shares
 outstanding (diluted)..............           18,514  19,810    23,100   21,444
                                              ======= =======  ======== ========


                                              As of September 30,
                                    -------------------------------------------
                                     1995     1996      1997     1998    1999
                                    ------  --------  --------  ------- -------
                                                 (In thousands)
Balance Sheet Data:
Cash and cash equivalents.......... $  226  $    378  $  5,562  $33,442 $21,351
Working capital (deficit) (1)...... (8,527)  (13,945)  (12,413)  12,282   6,332
Total assets....................... 41,226    45,405    76,970  110,042  95,394
Long-term liabilities..............    196       884        --       --      --
Shareholders' equity (2)........... 11,492     9,193    24,707   46,941  38,259

--------
(1) Excluding $15.2 million, $18.6 million, $25.1 million, $31.1 million and $29.0 million of deferred revenues as of September 30, 1995, 1996, 1997, 1998 and 1999, respectively, working capital would have been $6.7 million, $4.6 million, $12.7 million, $43.4 million and $35.3 million as of those dates.
(2) Shareholders' equity amounts as of September 30, 1995 and 1996 represent divisional equity. See Notes 2 and 11 of the notes to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for information concerning divisional equity and shareholders' equity. Shareholders' equity amounts as of September 30, 1998 and 1999 are reduced by the cost of treasury stock of $1.3 million and $22.4 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   You should read the following discussion and analysis in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed below in "--Factors Affecting Future Performance" and elsewhere in this report.

   The terms "fiscal 1997," "fiscal 1998" and "fiscal 1999" refer to our fiscal years ended September 30, 1997, 1998 and 1999, respectively. The term "fiscal 2000" refers to our fiscal year ending September 30, 2000.

Overview

   We are a developer of global enterprise software that addresses the needs of mid-sized manufacturing establishments in discrete and batch process industries. We deliver Enterprise Resource Management, or ERM, and e-Business solutions to automate the manufacturing process, improve coordination of organizational resources and enhance interaction with supply chain partners. Our e-Xtended Architecture, or MAPICS XA, suite of applications provides the following functions:

  .  Engineering management;

  .  Demand management;

  .  Operations management;

  .  Resource planning;

  .  Financial management; and

  .  Business management.

   Our application architecture allows customers to rapidly implement all or a portion of our MAPICS XA solutions with minimal disruption to their business. Furthermore, our MAPICS XA solutions enable our customers to leverage their existing information technology investments and adopt new technologies gradually, which lowers their costs and increases their return on investment.

Results of Operations

   Summary and Outlook. Net income decreased 35.7% from $29.1 million, or $1.47 per common share (diluted), in fiscal 1997 to $18.7 million, or $0.81 per common share (diluted), in fiscal 1998. Excluding an income tax benefit of $14.9 million in fiscal 1997, net income in fiscal 1998 increased 31.5% from $14.2 million, or $0.72 per common share (diluted), in fiscal 1997. Net income decreased 29.5% from $18.7 million, or $0.81 per common share (diluted), in fiscal 1998 to $13.2 million, or $0.62 per common share (diluted), in fiscal 1999.

   License revenue decreased 10.1% in fiscal 1999 while operating expenses increased 15.0%. We believe that concern over the Year 2000 issue caused some customers to delay purchasing decisions for our software products. Consequently, our license revenue and results of operations for fiscal 1999 were negatively affected. In light of the adverse market conditions, we tried to minimize our operating expenses. Accordingly, we reduced spending on non-strategic activities and other discretionary items. On the other hand, we continued to make strategic investments in our affiliate channel and in new or expanded product functionality. As a result, our operating expenses as a percentage of total revenues in fiscal 1999 were higher than in the previous two fiscal years.

   The outlook for fiscal 2000 is difficult for us to predict due to the uncertainty around the Year 2000 issue. However, we expect demand for our products and services to be negatively affected as customers continue to delay purchasing decisions through the end of calendar 1999 and into calendar 2000, until the costs and uncertainties related to the Year 2000 issue begin to abate. However, we anticipate that demand for our products and services will increase in the latter half of fiscal 2000. Furthermore, we believe that our financial condition, cash flows and access to borrowings will enable us to sufficiently fund our operating activities and allow us to continue making strategic investments in our business during this market downturn.

   Revenues. We generate a significant portion of our total revenues from licensing software, which is conducted principally through our global network of independent affiliates. The affiliates provide the principal channel through which we sell our products. However, the ultimate customer typically executes a license agreement directly with us rather than the affiliate. When we first license our software, we receive both an initial license fee and a periodic license fee. We record initial license fees as license revenues and typically recognize them upon delivery of the software to the ultimate customer. We record periodic license fees as services revenues and recognize them ratably over the term of the periodic license agreement. The periodic license fee, which is typically paid annually in advance, entitles the customer to continue using the software and to receive support services, as available. If a customer does not renew its periodic license, it is no longer entitled to use our software. We believe this licensing arrangement provides a source of recurring revenues from our installed base of customers and enables our customers to take advantage of new releases and enhancements of our software.

   The affiliates provide our customers with most of the consulting and implementation services relating to the MAPICS products. We provide consulting and implementation services for complex or multinational projects, and we offer educational courses and training materials to our customers and affiliates. However, we do not generate a significant amount of revenues from these services.

   The following table shows information about our license revenue and our services revenues during the last three fiscal years:

                                                          Change from
                             Years Ended September 30,     Prior Year
                             ---------------------------  ------------
                              1997      1998      1999    1998    1999
                             -------  --------  --------  ------ ------
                              (Dollars in thousands)
   License revenue.........  $56,368  $ 79,189  $ 71,195   40.5%  (10.1)%
   As a percentage of total
    revenues...............     59.1%     61.0%     52.8%
   Services revenues.......  $39,036  $ 50,552  $ 63,523   29.5%   25.7%
   As a percentage of total
    revenues...............     40.9%     39.0%     47.2%
   Total revenues..........  $95,404  $129,741  $134,718   36.0%    3.8%

  License revenues increased in fiscal 1998 due to:

  . a volume increase in license sales to new customers. New customers for this purpose include both new accounts and customers migrating from the older MAPICS I and II product lines; and

  . a volume increase in license sales to existing customers for additional applications and upgraded systems.

   In fiscal 1999, although license sales to existing customers increased, total license revenues decreased due to a significant decrease in license sales to new customers.

   Our operations are conducted principally in (1) North America, (2) EMEA and
(3) the Latin America and the Asia Pacific regions, or LAAP. The following table shows the percentage of total license revenues contributed by each of our primary geographic markets:

                                                   Years Ended September 30,
                                                   ----------------------------
                                                     1997      1998      1999
                                                   --------  --------  --------
   North America..................................     69.2%     68.5%     69.2%
   EMEA...........................................     21.9%     22.0%     20.2%
   LAAP...........................................      8.9%      9.5%     10.6%
                                                   --------  --------  --------
     Total........................................    100.0%    100.0%    100.0%
                                                   ========  ========  ========

Additional information about our operations in these geographical areas is presented in Note 13 of the notes to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

   During fiscal 1999, we announced the availability of a variety of new and enhanced products as well as outsourcing services specifically designed for mid-market manufacturers. Revenues from these new product offerings and services were not significant in fiscal 1999. However, we believe that revenue from these new products and outsourcing service offerings will increase in fiscal 2000.

   Services revenues increased in fiscal 1998 and fiscal 1999 due to a volume increase in the number of customers paying periodic license fees. However, services revenues increased at a lower rate in fiscal 1999 as a result of the slowdown in license sales. While current market conditions for license sales persist, we anticipate growth in services revenues to be less than in prior years.

   As reflected in the immediately preceding table, the mix of total revenues has consisted of license revenue of approximately 60.0% and services revenues of approximately 40.0%. The mix of total revenues changed during fiscal 1999 as a result of the significant decrease in license revenue.

   Cost of License Revenues. Our cost structure is designed so that a significant portion of our operating expenses varies in direct relation to our license revenues. These variable expenses include particularly product royalties, which are included in cost of license revenues, and commissions paid to affiliates, which are included in selling and marketing expenses.

   Cost of license revenues consists primarily of royalties paid to solution partners for products we license and amortization of computer software costs. We license from our solution partners complementary software products or technology that have been or will be integrated into the MAPICS product line. Generally, when we license a solution partner product to a customer, we pay a royalty to the solution partner. As a result, a significant portion of our cost of license revenues varies in direct relation to license revenue based on the mix of internally developed and solution partner-developed products. Through our solution partner arrangements, we have been able to enhance the functionality of our existing products and introduce new products utilizing this variable cost approach to expand our product offerings.

   Amortization of computer software costs represents recognition of the costs of some of the software products we sell, including purchased software costs, capitalized software development costs and costs incurred to translate software into various foreign languages. We begin amortization of computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis based on the greater of the amount determined using:

  . the ratio that current period gross revenues bear to the total of current and anticipated future gross revenues, or

  . the straight-line method over the estimated economic life of the product, generally five years for purchased software costs and software development costs and two years for software translation costs.


   Software is subject to rapid technological obsolescence, and as a result, future amortization periods for computer software costs could be shortened to reflect changes in technology in the future. In fiscal 1997, we shortened the estimated useful life of our fiscal 1997 and future computer software translation costs from five years to two years. This change in estimate decreased net income in fiscal 1997 by approximately $446,000, or $0.03 per common share (basic) and $0.02 per common share (diluted).

   The following table shows information about our cost of license revenues during the last three fiscal years:

                                       Years Ended September     Change from
                                                30,              Prior Year
                                       ------------------------  -------------
                                        1997    1998     1999    1998    1999
                                       ------  -------  -------  ------  -----
                                       (Dollars in thousands)
  Cost of license revenues............ $9,816  $13,108  $13,689    33.5%   4.4%
  As a percentage of license revenue..   17.4%    16.6%    19.2%
  As a percentage of total revenues...   10.3%    10.1%    10.2%

   Cost of license revenues increased in fiscal 1998 and fiscal 1999 primarily as a result of increases in amortization of computer software costs. Product royalty expense increased in fiscal 1998 and decreased in fiscal 1999 due to the respective increase and decrease in license revenue during those years. During the last three fiscal years, the mix of products that we licensed to our customers has included increasing percentages of solution partner-developed products, which has resulted in both increasing revenues and increasing royalty costs. As a result, product royalty expense has increased as a percentage of license revenue.

   We expect that cost of license revenues will vary from period to period based on the mix of products licensed between internally developed products and solution partner-developed products and the timing of computer software amortization.

   Cost of Services Revenues. Cost of services revenues consists primarily of:

  . personnel costs related to the ongoing maintenance and support of the MAPICS products;

  . fees paid to affiliates outside our North America region to provide support services in those regions;

  . fees paid to solution partners to provide similar services with respect to their products;

  .  costs of distributing our software products; and

  . personnel costs related to the limited education and implementation consulting services we provide.

   We provide direct support services, primarily by telephone and the Internet, to our customers in our North America region. Elsewhere, we engage local affiliates to provide varying degrees of support services for a fee. For some of our solution partner-developed products, the solution partners provide varying levels of support for a fee. The costs of our direct support services and the fees paid to affiliates and solution partners for providing support services are recorded as cost of services revenues.

   The following table shows information about our cost of services revenues during the last three fiscal years:

                                        Years Ended September     Change from
                                                 30,              Prior Year
                                       -------------------------  ------------
                                        1997     1998     1999    1998   1999
                                       -------  -------  -------  -----  -----
                                       (Dollars in thousands)
  Cost of services revenues........... $11,838  $14,873  $19,012   25.6%  27.8%
  As a percentage of services reve-
   nues...............................    30.3%    29.4%    29.9%
  As a percentage of total revenues...    12.4%    11.5%    14.1%

   Cost of services revenues increased in fiscal 1998 and fiscal 1999 as a result of additional distribution and support costs associated with the increase in customers, including:

  . a volume increase in fees paid to affiliates and solution partners for providing support services in EMEA and LAAP; and

  .  the hiring of additional customer support and services personnel.

   Moreover, in fiscal 1999, despite the lower rate of growth in services revenues, we made additional investments for improved implementation tools and for improved customer support, with Internet-based and other tools that enhance customers' ability to quickly find answers to commonly asked questions. Also, in late fiscal 1999, we reassigned some of our employees to a service group focused on providing outsourcing services to mid-market manufacturers. We expect these additional costs to have an increased impact on cost of services revenues in fiscal 2000.

   Selling and Marketing Expenses. Selling and marketing expenses consist primarily of commissions paid to our independent affiliates, compensation of our sales and marketing personnel and direct costs associated with selling programs and marketing campaigns.

   The following table shows information about our selling and marketing expenses during the last three fiscal years:

                                       Years Ended September     Change from
                                                30,              Prior Year
                                      -------------------------  -------------
                                       1997     1998     1999    1998    1999
                                      -------  -------  -------  ------  -----
                                      (Dollars in thousands)
  Selling and marketing expenses..... $31,905  $48,111  $51,601    50.8%   7.3%
  As a percentage of total revenues..    33.4%    37.1%    38.3%

   Selling and marketing expenses increased in fiscal 1998 due to:

  . increased commissions earned by affiliates on increased license revenues;

  .  the hiring of additional sales and marketing personnel; and

  .  increased spending on selling and marketing programs.

   In fiscal 1999, these expenses increased at a much lower rate due to a significant decrease in commissions earned by affiliates resulting from the decrease in license revenue and decreased spending on some of our selling and marketing programs in reaction to current market conditions. However, we continued to make strategic investments in our affiliate channel, by:

  . assisting affiliates with recruiting efforts and providing affiliates with on-line training facilities, remote learning facilities and improved implementation methodologies to further streamline the implementation process;

  . increasing channel capacity through cost sharing programs with affiliates that are attempting to enter new or under-penetrated territories or to expand their operations more rapidly than their financial resources allow; and

  . expanding our overlay sales force that cooperatively assists affiliates selling to multiple sites and enterprises that cross multiple territories.

   These investments are intended to increase the ability of the affiliates to compete for new accounts as well as better serve our large installed customer base. We anticipate that selling and marketing expenses will continue to increase as a result of these and other initiatives to increase license sales.

   Product Development Expenses. Product development expenses consist of product development costs and software translation costs. Product development costs consist primarily of compensation for software engineering personnel and independent contractors retained to assist with our product development efforts. We charge all costs of establishing technological feasibility of computer software products to product development expense as they are incurred. From the time of establishing technological feasibility through general release of the product, computer software development and translation costs are capitalized and subsequently amortized to cost of license revenues. Software translation costs consist primarily of fees paid to consultants for
(1) translating some of our software into foreign languages and (2) localizing some of our software to meet foreign regulatory requirements.

   The following table shows information about our product development expenses during the last three fiscal years:

                                                                   Change
                                            Years Ended             from
                                           September 30,         Prior Year
                                      -------------------------  -----------
                                       1997     1998     1999    1998  1999
                                      -------  -------  -------  ----  -----
                                      (Dollars in thousands)
Product development costs............ $12,618  $17,851  $20,137  41.5%  12.8 %
Software translation costs...........   3,091    4,206    2,280  36.1% (45.8)%
                                      -------  -------  -------
                                       15,709   22,057   22,417  40.4%   1.6 %
                                      -------  -------  -------
Less:
Capitalized product development
 costs...............................  (2,476)  (3,018)  (3,771)
Capitalized software translation
 costs...............................  (2,974)  (3,966)  (2,002)
                                      -------  -------  -------
                                       (5,450)  (6,984)  (5,773)
                                      -------  -------  -------
Plus:
Write off of capitalized product
 development costs...................      --       --    1,439
                                      -------  -------  -------
Product development expenses......... $10,259  $15,073  $18,083  46.9%  20.0 %
                                      =======  =======  =======
As a percentage of total revenues....    10.8%    11.6%    13.4%

   Product development costs increased in fiscal 1998 and fiscal 1999 due to:

  .  the hiring of additional product development personnel;

  . increased spending on product development activities to support the effort to re-engineer our software applications to the Windows NT server platform; and

  .  continued efforts to expand the MAPICS XA product line.

   Product development costs increased at a slower rate in fiscal 1999 because most of our additional hiring was completed in fiscal 1998 and we increased our effort to control non-strategic development activities during the market slowdown in fiscal 1999. Software translation costs, which increased in fiscal 1998 and decreased in fiscal 1999, are typically project related, and the timing of those expenditures is subject to change from period to period.

   The amounts of product development costs capitalized in fiscal 1997, fiscal 1998 and fiscal 1999 represented 19.6%, 16.9% and 18.7% of product development costs, respectively. The amounts of software translation costs capitalized in fiscal 1997, fiscal 1998 and fiscal 1999 represented 96.2%, 94.3% and 87.8% of software translation costs, respectively. Capitalization rates are generally affected by the nature and timing of development activities and vary from period to period.

   During fiscal 1999, we wrote off $1.4 million of capitalized software development costs due to a change in product development approach. Excluding this write off, overall product development expenses increased 10.4% from $15.1 million in fiscal 1998 to $16.6 million in fiscal 1999 and, as a percentage of total revenues, increased from 11.6% in fiscal 1998 to 12.4% in fiscal 1999.

   General and Administrative Expenses. General and administrative expenses consist primarily of compensation for executive, financial, legal and administrative personnel, outside professional and service fees, facility costs and provisions for bad debts.

   The following table shows information about our general and administrative expenses during the last three fiscal years:

                                              Years Ended         Change from
                                             September 30,        Prior Year
                                         -----------------------  ------------
                                          1997    1998    1999    1998   1999
                                         ------  ------  -------  -----  -----
                                              (Dollars in
                                              thousands)
General and administrative expenses..... $8,256  $8,884  $12,673   7.6%   42.6%
As a percentage of total revenues.......    8.6%    6.8%     9.4%

   General and administrative expenses increased in fiscal 1998 and fiscal 1999 as a result of increased personnel and facility costs associated with our expanded operations. Furthermore, bad debts and foreign exchange transaction losses increased in fiscal 1999. Because a significant portion of general and administrative expenses is fixed, the increase as a percentage of total revenues was amplified by the decrease in license revenue in fiscal 1999.

   Interest Income and Interest Expense. The following table shows information about our interest income and interest expense during the last three fiscal years:

                                                               Years Ended
                                                              September 30,
                                                            -------------------
                                                            1997   1998   1999
                                                            -----  ----  ------
                                                               (Dollars in
                                                               thousands)
Interest income............................................ $  45  $816  $1,887
Interest expense...........................................  (263)  (56)    (86)
                                                            -----  ----  ------
 Interest income (expense), net............................ $(218) $760  $1,801
                                                            =====  ====  ======

   Interest income increased in fiscal 1998 and fiscal 1999 due primarily to increases in the average balance of cash and cash equivalents. Before the Distribution, Marcam Corporation routinely transferred any surplus cash generated by the MAPICS business to other areas of its operations, reducing our investable cash. In addition, in fiscal 1999, we recognized additional interest income of $680,000 related to federal income tax refunds due to us.

   Interest expense in fiscal 1997 reflects interest we paid on borrowings related to our term loan and revolving credit facility with a bank. We repaid those debts in fiscal 1997 and have not had any outstanding loans or borrowings since then. Interest expense in fiscal 1998 and fiscal 1999 reflects commitment fees incurred for unused portions of the revolving credit facility and additional interest paid in connection with the settlement of some payables in fiscal 1999. See "--Liquidity and Capital Resources."

   Income Tax Expense (Benefit). The following table shows information about our income tax expense (benefit) during the last three fiscal years:

                                                           Years Ended
                                                          September 30,
                                                     --------------------------
                                                      1997      1998     1999
                                                     -------   -------  -------
                                                     (Dollars in thousands)
Income before income tax expense (benefit).......... $23,112   $30,452  $21,461
Income tax expense (benefit)........................  (6,004)   11,724    8,262
Effective income tax rate...........................   (26.0)%    38.5%    38.5%

   The income tax benefit of $6.0 million for fiscal 1997 reflects income tax expense of $8.9 million offset by an income tax benefit of $14.9 million resulting from the Distribution. Excluding the income tax benefit, the effective tax rate in fiscal 1997 was 38.5%. The effective tax rate for fiscal 1997, fiscal 1998 and fiscal 1999 differs from the statutory federal income tax rate of 35.0% principally due to the impact of state income taxes.

Liquidity and Capital Resources

   The following tables show information about our cash flows during the last three fiscal years and selected balance sheet data as of September 30, 1998 and 1999. You should read these tables and the discussion that follows in conjunction with our statements of cash flows and balance sheets contained in "Item 8. Financial Statements and Supplementary Data."

                                                    Summary of Cash Flows
                                                      Fiscal Years Ended
                                                        September 30,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
                                                        (In thousands)
Net cash provided by operating activities before
 changes in operating assets and liabilities....  $ 23,359  $ 36,088  $ 30,716
Changes in operating assets and liabilities.....     4,385     2,736    (7,538)
                                                  --------  --------  --------
Net cash provided by operating activities.......    27,744    38,824    23,178
Net cash used for investing activities..........    (8,414)  (13,287)  (12,724)
Net cash (used for) provided by financing
 activities.....................................   (14,146)    2,343   (22,545)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................  $  5,184  $ 27,880  $(12,091)
                                                  ========  ========  ========

                                                                 Balance Sheet
                                                                     Data
                                                                 Setpember 30,
                                                                ---------------
                                                                 1998    1999
                                                                ------- -------
                                                                (In thousands)
Cash and cash equivalents...................................... $33,442 $21,351
Working capital................................................  12,282   6,332
Working capital, excluding deferred revenues...................  43,388  35,331

   We have funded our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of changes in working capital. Changes in working capital, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

   During fiscal 1997 and fiscal 1998, growth in earnings was primarily responsible for the increase in net cash provided by operating activities. Changes in operating assets and liabilities also had a positive effect on cash flows for those years. Specifically, in fiscal 1997, the following changes in operating assets and liabilities had a positive effect on operating cash flows:

  . an $8.7 million increase in accrued expenses due to increases in affiliate commissions, product royalties and employee bonuses payable; and

  . a $6.6 million increase in deferred revenues due to growth in periodic license fees as well as the deferral of initial license fees related to a significant fourth quarter license agreement.

Those increases were offset partially by a $10.7 million increase in accounts receivable principally resulting from growth in revenues over the prior year.

   In fiscal 1998, the following changes in operating assets and liabilities had a positive effect on operating cash flows:

  . a $6.0 million increase in deferred revenues due to growth in periodic license fees; and

  . a $3.3 million increase in accrued expenses due to increases in income taxes, sales taxes and employee bonuses payable.

Those increases were offset partially by a $6.1 million increase in accounts receivable principally resulting from the continued growth in revenues.

   In fiscal 1999, a 29.5% decrease in net income contributed to a 14.9% decrease in net cash provided by operating activities before changes in operating assets and liabilities. Working capital changes in fiscal 1999 further reduced net cash flows provided by operating activities, including:

  . a $5.3 million increase in prepaid expenses and other current assets due to prepayments of product royalties and due to advances to affiliates and interest accrued related to income tax refunds;

  . a $3.9 million decrease in accounts payable, accrued expenses and other current liabilities due to decreases in affiliate commissions and product royalties; and

  . a $2.1 million decrease in deferred revenues due to decreases in multi-year license agreements and deferred initial license fees.

Those changes were offset by a $3.7 million decrease in accounts receivable due to improvements in our collection efforts and write offs of uncollectible accounts receivable.

   In fiscal 1997, fiscal 1998 and fiscal 1999, we used cash for investing activities related to computer software development, translation of our computer software products and purchases of property and equipment. Also, we spent $1.0 million, $3.0 million and $3.4 million, respectively, in those years to acquire rights to complementary computer software to be integrated with our product offerings.

   In July 1997, we borrowed $64.0 million to fund a $39.0 million cash transfer to Marcam Solutions payable as part of the Distribution and to repay Marcam Corporation's $25.0 million aggregate principal amount of 9.82% subordinated notes due 2001.

   In August 1997, we entered into our term loan and revolving bank credit facility to repay a portion of the borrowings related to the Distribution and for general corporate purposes. Substantially all of our assets are pledged as collateral for any obligations under this bank credit facility. The bank credit facility contains covenants that, among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

  .  incurrence of indebtedness, liens and capital leases;

  .  payment of dividends on our capital stock;

  .  redemption or repurchase of our capital stock;

  .  investments and acquisitions;

  .  mergers and consolidations; and

  . disposition of our properties or assets outside the course of ordinary business.

   In August 1997, we issued 6.9 million shares of our common stock in a public offering, raising net proceeds of approximately $56.0 million, after deducting offering costs of approximately $6.1 million. We used the net proceeds of the public offering along with borrowings of $6.4 million under the term loan portion of our bank credit facility and working capital of $1.6 million to repay the $64.0 million of indebtedness related to the Distribution. Before the end of fiscal 1997, we repaid the principal amount of this term loan with interest of $254,000. Since that time, we can no longer borrow funds under the term loan portion of the bank credit facility.

   In fiscal 1997, fiscal 1998 and fiscal 1999, we received proceeds from stock options exercised and employee stock purchases of $452,000, $3.6 million and $1.7 million, respectively. In fiscal 1998, we purchased 128,600 shares of common stock for $1.3 million. In fiscal 1999, we purchased 2,954,000 shares of common stock for $24.3 million and retired the 128,600 shares that were acquired in fiscal 1998.

   In addition to cash flows from operations and financing activities, we can borrow up to $15.0 million, subject to some limitations, under the revolving portion of our bank credit facility. The amount that we can borrow and the interest that we would pay vary depending upon our ability to maintain specific financial ratios. As of September 30, 1998 and 1999, we met all of those financial ratios necessary for us to borrow up to $15.0 million, although we have not borrowed any funds under the revolving credit portion of the bank credit facility since its inception. If we did borrow any funds under the revolving credit portion of the bank credit facility, we would have to repay them on or before June 30, 2001 when the bank credit facility expires. We pay a quarterly commitment fee for unused portions of the revolving credit facility.

   Pursuant to a tax sharing agreement with Marcam Solutions, we became entitled to utilize some favorable income tax attributes, principally net operating loss carryforwards and tax credits, of Marcam Corporation immediately following the Distribution. These income tax attributes enabled us to reduce cash paid for income taxes in fiscal 1998 and fiscal 1999, and we believe they will continue to result in cash savings in future periods as we use them to offset income taxes payable. At September 30, 1999, we had research and experimentation and other credit carryforwards of $3.2 million. These tax credits expire between fiscal 2000 and fiscal 2014. The utilization of inherited tax credits is limited on an annual basis due to a change in ownership of Marcam Corporation during fiscal 1996. We do not believe this limitation will significantly impact our ability to utilize the tax credits prior to their expiration.

   We have entered into agreements with third parties to develop and market specific applications. As part of these agreements, we generally acquire ongoing rights to use and redistribute the software solution and solution enhancements during the term of the agreement. As of September 30, 1999, we were obligated to make future payments of approximately $2.0 million to some of our strategic partners under these agreements.

   On December 15, 1999, we announced the execution of a definitive agreement to purchase Pivotpoint, Inc. for $48.0 million in cash. Pivotpoint is a leading provider of extended enterprise applications to mid-sized manufacturing and distribution companies. We anticipate closing the acquisition by February 2000.

   We have arranged to finance a significant portion of the purchase price and costs associated with the transaction with borrowings from a bank under a term loan and revolving credit facility. This new arrangement will replace our current bank credit facility and will consist of a $40.0 million term loan and a $15.0 million revolving credit facility.

   We believe that cash and cash equivalents on hand as of September 30, 1999, together with cash flows from operations and available borrowings under either our existing or new bank credit facility, will be sufficient to maintain our operations for at least the next 12 months.

Year 2000 Issue

   Many existing computer hardware and software systems are designed to use only two digits to identify a year in date fields, such as "99" for "1999". These systems may not properly recognize a year that begins with "20" instead of "19." If not corrected, these systems could fail or could create erroneous results when working with dates beyond the year 1999. This is commonly referred to as the Year 2000 issue. We believe that the Year 2000 issue may affect us in two principal ways: through our products and our operations.

Our Readiness Status

   We develop and market software programs that are date sensitive and may be affected by the Year 2000 issue. We believe that the Year 2000 issue has affected and will likely continue to affect the demand for our products and the spending patterns of our customers.

   In July 1997, we received Information Technology Association of America 2000, or ITAA 2000, certification, validating that our development processes meet the information technology industry's best software development practices for addressing the Year 2000 issue. MAPICS XA releases since 1995 and the last release of MAPICS/DB in 1995 have been converted and tested to be Year 2000 compliant. We believe that the products we currently produce adequately address the Year 2000 issue. Our solution partners have certified to us that their products are also Year 2000 compliant. However, we cannot assure that these products or future products developed by us or our solution partners contain or will contain all necessary date code changes or that errors will not be found in these products at a later time. The costs to resolve any resulting Year 2000 related errors could have a material adverse impact on our business, financial condition and results of operations.

   Many hardware, operating system and application products developed by third parties interact or operate with our applications. In addition, customers or others may modify our products after they have been installed. We cannot assess the Year 2000 readiness of these hardware, operating system and application products or modified MAPICS products. The performance and functionality of our applications that work with these products could be adversely affected if these products are not Year 2000 compliant. Although we believe that we would not be responsible for these Year 2000 problems, we are unable to assess the effect they may have on our business, financial condition and results of operations.

   We believe the Year 2000 issue is affecting the demand for Year 2000 enabled hardware and software products, including the demand for our products and services. During fiscal 1998, the Year 2000 issue may have driven increased demand for our Year 2000 enabled products. However, we currently believe that both existing customers and potential new customers have deferred and may continue to defer purchase decisions for our products because they are required to divert their resources to address other Year 2000 issues within their businesses. In addition, once companies have replaced their existing systems that were not Year 2000 enabled, they may no longer demand our products. We are unable to quantify the effect that the demand for Year 2000 enabled products has had on our past or current business, financial condition and results of operations and cannot predict the effect that any increase or decrease in demand will have on us in the future.

   We principally rely on our MAPICS XA product to support our internal accounting, payables and invoicing operations. While MAPICS XA has been converted and tested to be Year 2000 compliant, we also rely on third party systems developed by others for many of our critical internal operations. Our business, financial condition and results of operations may be materially adversely affected if these third party systems are not Year 2000 compliant. In addition, our internal operations may also be affected by Year 2000 issues affecting third parties with whom we have relationships, including affiliates, solution partners and other vendors such as utilities, distributors and banks. A Year 2000 problem affecting one or more of these third parties may also have a material adverse effect our business, financial condition and results of operations.

   We have assembled a Year 2000 taskforce made up of representatives from our development, marketing, support, information systems, facilities, finance and legal departments to assess the Year 2000 readiness of our internal operations and the readiness of third parties on which we rely. The taskforce has identified and assessed the Year 2000 readiness of most of the material information technology and non-information technology systems, including fax machines, phone switches and badge access readers, used internally as part of our operations. Based on information obtained from third party vendors or testing that we have performed, we believe that all such internal systems are Year 2000 ready or that we have the appropriate plans in place to achieve timely Year 2000 readiness for such internal systems. However, our on-going program could reveal Year 2000 issues that are not currently identified or fully understood.

   The taskforce has also worked to identify third parties on which our operations materially rely. This includes our affiliates, solution partners and other suppliers. The taskforce has gathered written materials published by many of these third parties or otherwise communicated directly with these third parties in order to determine the Year 2000 readiness of their business operations or the readiness of the products or services they supply to us. While the taskforce has collected many responses and other materials from these third parties regarding their

Year 2000 readiness, we are not certain that the Year 2000 issue will be properly and timely resolved by all of our suppliers, affiliates, or solution partners. Any unresolved problems could have a material impact on our business, financial condition and results of operations.

Our Costs to Address the Year 2000 Issue

   We have incurred approximately $330,000 in costs to make our products and internal systems Year 2000 compliant. In addition, during fiscal 1999, we spent approximately $455,000 to replace our customer support call management system. We had planned to make this replacement in fiscal 1999 for business reasons other than the Year 2000 issue; however, our previous system was not Year 2000-enabled. We do not expect to incur material additional costs to remedy any remaining Year 2000 problems with our products and internal systems. However, we cannot currently assess the costs of remedying problems resulting from the Year 2000 issues of others. Our business, financial condition and results of operations may be materially adversely affected if the costs of remedying these Year 2000 problems prove to be significant.

Risks

   Our customer support operations depend heavily on the constant availability of telecommunications equipment and other utilities. As a result, we currently believe that the most reasonably likely worst case Year 2000 scenario would involve the temporary interruption of electric power, telephone or other utility supplies to our headquarters or our other support operations facilities due to a failure of a utility supplier to be Year 2000 compliant. In addition, despite assurances and testing, it is also possible that our internal systems or those of our affiliates or our suppliers may not be Year 2000 ready. Such failure could have a material adverse effect on our business, financial condition and results of operations.

   In addition, "business interruption" litigation may arise out of the Year 2000 issue. We are not aware of any possible claim against us arising from instances of business interruption. However, we are uncertain how we may be affected by any such litigation. In particular, many of our applications that are currently in use but were sold before our 1995 application releases are not Year 2000 enabled. We no longer support these applications. While we have made Year 2000 enabled replacement software available to most customers using older applications, we cannot assure that all of these customers are aware of the Year 2000 issue or that they have adopted these replacements or other remedies. In addition, we cannot assure that these customers will not bring Year 2000-related claims against us which, with or without merit, could be time consuming and expensive for us to defend or resolve. Any adverse outcome in any such litigation could subject us to significant liability. As a result, business interruption litigation could have a material adverse effect on our business, financial condition and results of operations.

Contingency Plans

   While we have not established a contingency plan to address the most reasonably likely worst case scenario described above, we have developed contingency plans to address other potential scenarios.

   We may receive increased requests for support and assistance from our customers during the period of time immediately preceding and following January 1, 2000. Accordingly, we have developed contingency plans that will better identify the available development and customer support resources during this time, including resources belonging to affiliates which provide customers with local support. Because we have not received responses from all suppliers on which we rely and because Year 2000 issues may arise which are not currently identified or fully understood, additional contingency plans specific to potential exposures may have to be developed in the future.

   We may receive increased requests for support and assistance from our customers during the period of time immediately preceding and following January 1, 2000. Accordingly, we have developed contingency plans that will better identify the available development and customer support resources during this time, including resources belonging to affiliates which provide customers with local support. Because we have not received responses from all suppliers on which we rely and because Year 2000 issues may arise which are not currently identified or fully understood, additional contingency plans specific to potential exposures may have to be developed in the future.

 Cautionary Statements

   The continued assessment, progress and timing of our Year 2000 readiness efforts and potential exposures as described above depend upon the cooperation and responsiveness of third parties, the accuracy and reliability of responses provided and testing procedures, and the availability of skilled resources, both internal and external, to address Year 2000 issues that exist or may arise. We can give no assurance that assessments to date will prove to be accurate. Serious deficiencies that are not currently identified or fully understood may arise in the future and may have a material adverse impact on our business, financial condition and results of operations. We plan to continue our taskforce into the year 2000 to assess the impact of Year 2000 issues on us, apprise management of the status of its findings and develop appropriate contingency plans where necessary in an effort to minimize our potential exposure to the Year 2000 issue.

 Euro Conversion Issue

   On January 1, 1999, a new currency called the "euro" was introduced in 11 of the 15 member countries of the European Union. In 2002, each of these participating countries will adopt the euro as their single currency. This event is referred to as the Euro Conversion. Until that time, however, financial transactions in these participating countries may be conducted in either the euro or the local national currency. As a result, companies operating or conducting business in these participating countries during this transition period must be able to process financial transactions in either the euro or the local national currency.

   Beginning with MAPICS XA Release 5, which we introduced last year, our product includes a solution designed to address the Euro Conversion. Although this product is designed to enable companies to process financial transactions in the euro and the local national currencies, we cannot assure that we will satisfactorily address all Euro Conversion issues. The costs to resolve any resulting Euro Conversion related errors could have a material adverse effect on our business, financial condition and results of operations.

   We, like our customers and others who operate or conduct business in the participating countries, must be able to process financial transactions in both the euro and the local national currencies of the participating countries. Through calendar 1999, we have not experienced a significant amount of financial transactions with our customers, vendors, affiliates or others that were denominated in the euro. Furthermore, we do not expect such transactions to be commonplace during the initial phase of the transition to the euro.

   We believe that we can process a minimal amount of euro-related transactions without modification to our existing internal systems. However, over time, as companies adopt the euro as the preferred currency for some or all of their business transactions, we will be required to process euro-related transactions in increasing volume. We currently plan to implement our euro-enabled MAPICS XA Release 5 before this volume becomes significant. We expect that the costs of implementing MAPICS XA Release 5 for our own use will be insignificant and do not expect to experience significant conversion and/or operational problems associated with the implementation of our own software product. However, if we are required to process a significant amount of financial transactions in the euro before we are able to implement MAPICS XA Release 5 for our own use, or if subsequently MAPICS XA Release 5 does not allow us to satisfactorily process financial transactions in the euro, it may result in unforeseen costs or a disruption to our business, either of which could have a material adverse effect on our business, financial condition and results of operations.

   We do not believe that the translation of financial transactions into euros will have a significant effect on our business, financial condition or results of operations. The Euro Conversion, however, may have an impact on economic factors that affect our business, including its effect on interest rates, exchange rates and contract prices. Moreover, the Euro Conversion may create strategic challenges as companies across Europe adapt to a single transnational currency. The participating countries' adoption of the euro will likely result in greater transparency of pricing, making Europe a more competitive environment. Although we have adapted our European price list to accommodate the introduction of the euro, we are currently unsure of the potential impact it could have on competitive conditions in European markets.

Inflation

   To date, we believe inflation has not had a material impact on our operations.

Recently Issued Pronouncements

   In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The statement distinguishes accounting for the costs of computer software developed or obtained for internal use from guidance under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." We adopted SOP 98-1 on October 1, 1999. We expect that the adoption of SOP 98-1 will not have a material impact on our software capitalization policies, financial position, results of operations or financial statement disclosures.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for our fiscal year that begins on October 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including some derivative instruments which are embedded in other contracts, and for hedging activities. We generally do not enter into transactions involving derivatives, except that from time to time we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. However, these activities are not significant. Accordingly, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or financial statement disclosures.

   In December 1998, the Accounting Standards Executive Committee issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9, which amends SOP 97-2, provides additional guidance on revenue recognition for software arrangements with multiple elements. We adopted SOP 98-9 on October 1, 1999. We expect that the adoption of SOP 98-9 will not have a material impact on our financial position, results of operations or financial statement disclosures.

                     FACTORS AFFECTING FUTURE PERFORMANCE

Various factors outside our control may affect operating results and cause fluctuations in quarterly results.

   Our future success depends on a number of factors, many of which are unpredictable and beyond our control. Moreover, many of these factors are likely to cause our operating results, cash flows and liquidity to fluctuate significantly from quarter to quarter in the future. These factors include, among others:

  . the size and timing of our license transactions. Our license revenues in any quarter depend substantially on the number and size of orders booked and shipped to customers in that quarter;

  . the proportion of our revenues attributable to fees for licenses versus fees for services;

  . he proportion of products we license that are developed by us alone versus those developed by a third party alone or by us in collaboration with a third party;

  . how much money we must spend to improve our business and expand our operations;

  .  changes in the level of our operating expenses;

  .  the amount of capital expenditures by our customers;

  . delays in the purchase of our products and services by our customers due to their budgetary constraints and the time they often require to authorize purchases of our products and services;

  .  the demand for our products and services;

  . whether customers accept the new and enhanced products and services we offer;

  . how.quickly we are able to develop new products and services that our customers require;

  . whether and how quickly alternative technologies, products and services introduced by our competitors gain market acceptance;

  . the timing of the introduction of new or enhanced products offered by our competitors or us;

  . the ability of our affiliates to sell products or service additional sales;

  .  the competitive conditions in our industry;

  .   whether we retain our key employees;

  . whether our business is subject to disruptions resulting from Year 2000 computer problems; and

  .   prevailing conditions in the ERM marketplace and other general economic and political factors.

Due to one or more of these factors, our operating results could fail to meet the expectations of securities analysts or investors. If that happens, the price of our common stock could decline materially.

The market for business software in the mid-sized manufacturing industry is highly competitive.

   The market for business software in the mid-sized manufacturing industry is highly competitive and changes rapidly. The market activities of industry participants, such as new product introductions, frequently result in increased competition. We currently target our products and services primarily at the market for business applications software that is used with IBM's AS/400 series of computers. Our competitors offer a variety of products that address this and similar markets. We primarily compete with a large number of independent software vendors. These competitors include, among others:

  .  Baan Company N.V.;

  .  Computer Associates, Inc.;

  .  Intentia AB;

  .  Geac Computer Corporation Limited;

  .  J.D. Edwards & Company, Inc.;

  .  SAP AG; and

  .  System Software Associates, Inc.

We also compete with some vendors of specialized applications. We may be unable to compete successfully with existing or new competitors.

   To be successful in the future, we must respond promptly and effectively to changes in technology. We must also respond to our competitors' innovations. Some of our competitors have significantly greater financial, marketing, service, support and technical resources than we do. Some of these competitors also have greater name recognition than we do. Accordingly, our competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of products.

   We expect to face additional competition as other established and emerging companies enter the market for business software and as new products and technologies are introduced. In addition, current and potential competitors may make acquisitions or establish alliances among themselves or with others. These acquisitions or alliances could increase the ability of competitors' products to address the needs of our current or prospective customers. As a result, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain a significant share of the ERM market. For us, this could result in fee reductions, the loss of current or prospective customers, fewer customer orders and reduced net income. In addition, we principally rely on our network of affiliates for the implementation and support of our products. If the affiliates fail to maintain sufficiently high quality standards, our reputation and competitive position could weaken. Any or all of these events could materially and adversely affect our business, financial condition and results of operations.

We are subject to risks resulting from rapid technological change and evolving industry standards.

   The market for our enterprise software products is constantly changing. These changes include, among others:

  . rapid technological advances, including those which make use of the Internet;

  . evolving industry standards in computer hardware and software technology;

  .  changes in customer requirements; and

  .  frequent new product introductions and enhancements.

   Our future success depends upon our ability to continue to enhance our products as well as our ability to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, we must anticipate and respond adequately to advances in standard business applications software, client/server solutions, object-oriented technology and Internet technology. Our business, financial condition and results of operations could be materially and adversely affected if we are unable to develop and market new products and product enhancements that achieve market acceptance on a timely and cost-effective basis.

   As a result of the high level of functionality and performance demanded by enterprise software customers, major new products and product enhancements can require long development and testing periods. Despite testing, however, the complex enterprise software programs we offer may contain errors that customers discover only after the programs have been installed and used. Undetected errors may impair the market acceptance of our products or adversely affect our business, financial condition and results of operations. Problems encountered by customers installing and implementing our new products or releases or with the performance of new products, including product functionality, product response time and program errors, also could adversely affect our business, financial condition and results of operations.

Our quarterly operating results are concentrated toward the end of each quarter and are difficult to predict.

   Our revenues occur predominantly in the third month of each quarter and tend to be concentrated in the latter half of that third month. As a result, our quarterly operating results are difficult to predict. Delays in product delivery or in closings of sales near the end of a quarter could cause our quarterly revenues to fall substantially short of the levels we anticipate. Moreover, we establish our spending levels based on our expected future operating results. If results of operations are less than we anticipate, we may not be able to reduce spending levels proportionately. As a consequence, our operating results, cash flows and liquidity will likely be adversely affected. These and other factors are likely to continue to affect our results of operations.

   Due to these factors, our operating results could fail to meet the expectations of securities analysts or investors. If that happens, the price of our common stock could decline materially.

We are subject to risks associated with making acquisitions and may not be able to grow through acquisitions.

   As part of our business strategy, we continually evaluate potential acquisitions of complementary technologies, products and businesses in the enterprise application market. In our pursuit of acquisitions, we may be unable to:

  .  identify suitable acquisition candidates;

  . compete for acquisitions with other companies, many of which have substantially greater resources than we do;

  .  obtain sufficient financing on acceptable terms to fund acquisitions;

  .  complete the acquisitions on terms favorable to us;

  . integrate acquired technologies, products and businesses into our existing operations; and

  .  profitably manage acquired technologies, products and businesses.

   Acquisitions may also involve a number of risks including, among others, that:

  . technologies, products or businesses that we acquire may not perform as expected;

  . technologies, products or businesses that we acquire may not achieve levels of revenues, profitability or productivity comparable to our existing technologies, products and operations;

  .  acquisitions may adversely affect our results of operations;

  .  acquisitions may divert the attention of management and our resources;

  . we may experience difficulty in assimilating the acquired operations and personnel; and

  . we may experience difficulty in retaining, hiring and training key personnel.

Any or all of these risks could materially and adversely affect our business, financial condition or results of operations.

Our product development and enhancement efforts depend in part on other software companies.

   We developed several of our applications in collaboration with our solution partners. We expect to continue to rely on solution partners for the development of additional applications. Generally, solution partners continue to own the rights to, and maintain, the technology underlying the applications but license the technology to us. Under a license agreement with a solution partner, we ordinarily are obligated to pay a royalty to the solution partner for sales of the applications developed by the solution partner. If we fail to pay the required royalty when due or otherwise breach the license agreement, the solution partner may terminate the agreement. The unwillingness of a solution partner to renew its agreement or the termination of an agreement with a solution partner could adversely affect our business, financial condition and results of operations. In addition, we are generally entitled to obtain a non-exclusive license to the source code for an application if the solution partner fails to maintain or update the application, goes out of business or otherwise breaches the terms of the license agreement. We, however, may not be able to maintain or upgrade the application adequately or on a timely basis. If we are not able to do so, it could adversely affect our business, financial condition and results of operations.

   Our success depends in part on our continued ability to license applications from solution partners. However, solution partners may not be available to develop or support applications for us in the future. Even if available, solution partners may not complete applications for us on a timely basis and within acceptable guidelines. Accordingly, we cannot assure that we will be able to license applications from solution partners on terms acceptable to us, or at all.

   As part of our strategy to develop new applications, we have entered into joint development relationships with several other software companies. We refer this type of relationship as a technology alliance. Through a technology alliance, we share the development costs of an application and acquire rights to it. We also build development expertise for the application internally so that we can enhance and support the application. Technology alliances involve a number of risks. These risks include, among others:

  . our investment of substantial resources in technology alliances may divert resources from other areas of our business;

  .  we may fail to realize the intended benefits of technology alliances;

  . we will increase our reliance on others for product development and support;

  . we may be required to pay license fees or royalties to a third party for the use of applications or other technology developed through a technology alliance;

  .  we may lose key employees to partners in technology alliances; and

  . we may inadvertently transfer our proprietary technology to partners in technology alliances, some or all of which may be or become our competitors.

   A partner in a technology alliance may also have or develop a relationship with our existing or prospective customers. The partner could use this relationship to become a competitor of ours. If the partner is already our competitor, it may use this relationship to enhance its competitive position. The partner could, as a competitor or otherwise, cause us to lose existing or prospective customers. We cannot assure that we will be successful in identifying and entering into technology alliances. In addition, we cannot assure that, if entered into, technology alliances will provide the results we expect. Moreover, if we successfully identify and enter into technology alliances, the occurrence of any of the events described above could materially and adversely affect our business, financial condition and results of operations.

We may not be successful in protecting our proprietary rights or in avoiding claims that we infringe the proprietary rights of others.

   Our success depends heavily upon the protection of our proprietary software. We rely on a combination of copyright, trademark and trade secret laws and license and non-disclosure agreements to establish and protect our proprietary rights in our products and information. To further protect these rights, we (1) enter into confidentiality and/or license agreements with our employees, distributors, contractors, customers and potential customers and (2) limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, an unauthorized person could copy or reverse-engineer some portions of our products or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Accordingly, we cannot assure that our steps to protect our software will be adequate. Moreover, our competitors may independently develop software products that are substantially equivalent or superior to our software products.

   We may receive notices claiming that we are infringing the proprietary rights of others. Third parties could also institute legal proceedings against us claiming that our current or future products infringe their proprietary rights. Alternatively, we may make claims or initiate litigation against others for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any claims against us, with or without merit, or claims by us against others could be time consuming and expensive to defend, prosecute or resolve. In addition, these claims could cause product shipment delays or force us to enter into royalty or license agreements rather than dispute the merits of the claims. Moreover, an adverse outcome in litigation or a similar adversarial proceedings could (1) subject us to significant liabilities to others, (2) require us to allocate significant resources to develop non-infringing technology, (3) require disputed rights to be licensed from others or (4) prohibit us from using specific marketing materials or products. If we are required to license proprietary rights from others or wish to do so, we cannot assure that the necessary licenses will be available on terms that are acceptable to us, or at all. One or more of these events could materially and adversely affect our business, financial condition and results of operations.

Failure to obtain Year 2000 compliance may have adverse effects on us.

   Many existing computer hardware and software systems are designed to use only two digits to identify a year in date fields (e.g., "99" for "1999"). These systems may not properly recognize a year that begins with "20" instead of "19." If not corrected, these systems could fail or could create erroneous results when working with dates beyond the year 1999. This is commonly referred to as the "Year 2000 issue."

   We are subject to a number of risks resulting from the Year 2000 issue including, among others, that:

  . existing and future products developed by our solution partners and us may not contain all necessary date code changes to address the Year 2000 issue;

  . existing and future products developed by our solution partners and us may contain errors related to the Year 2000 issue that are not discovered until a later time;

  . hardware, operating system and application products developed by others that interact with MAPICS applications may not be Year 2000 compliant and may adversely affect these MAPICS applications;

  . MAPICS products that have been modified by customers or others after the products have been installed may not be Year 2000 compliant as a result of these modifications;

  . demand for our products is likely to decrease once companies have repaired or replaced their existing systems that are not Year 2000 enabled;

  . demand for our products is likely to decrease if customers are required to divert their money and other resources to address Year 2000 issues;

  . systems used in our internal operations, some of which have been developed by others, may not be Year 2000 compliant;

  . our operations may be impacted by Year 2000 issues affecting others with whom we have relationships, including affiliates, solution partners and other vendors (e.g., utilities, distributors, banks and other suppliers);

  . purchasers of our products that were sold before our 1995 application releases, which are not Year 2000 enabled, may bring Year 2000-related claims against us; and

  . customers and others whose operations are interrupted by Year 2000 problems involving our products may institute "business interruption" litigation against us.

Any or all of these risks could materially and adversely affect our business, financial condition and results of operations.

   We depend on the constant availability of telecommunications equipment and other utilities to service our customers. As a result, we currently believe that the most reasonably likely worst case Year 2000 scenario would involve the temporary interruption of electric power, telephone or other utility supplies to our headquarters or our other customer support facilities due to a failure of a utility supplier to be Year 2000 compliant. Because we have no contingency plan of action in the event of a failure of utility service, such a failure could materially and adversely affect our business, financial condition and results of operations.

   The foregoing descriptions of risks resulting from the Year 2000 issue are based on our best current assessment. We cannot assure that this assessment will prove to be accurate. Additional problems related to the Year 2000 issue that we have not yet identified or fully understand may arise in the future. These additional problems may cause our current assessment of the Year 2000 issue to be incorrect. They may also materially and adversely affect our business, financial condition and results of operations.

Our stock price will fluctuate, and could fluctuate significantly.

   The market price of our common stock has fluctuated significantly in the past and will continue to fluctuate in the future. Various factors and events have caused this fluctuation and are likely to continue to cause the market price of our common stock to fluctuate. These include, among others:

  .  quarterly variation in our actual or anticipated operating results;

  .  the depth and liquidity of the trading market for our common stock;

  .  growth rates;

  .  changes by securities analysts in estimates regarding us;

  .  conditions in the enterprise software industry;

  .  the condition of the stock market;

  .  announcements by our competitors;

  .  regulatory actions affecting us; and

  .  general economic conditions.

   In addition, from time to time the stock market experiences significant price and volume fluctuations. Stock market fluctuations have particularly affected the stock prices of technology companies, including ours. These fluctuations may be unrelated to the operating performance of these companies. Furthermore, our operating results and prospects from time to time may be below the expectations of securities analysts and investors. Any such event could cause the market price of our common stock to decline materially.

We depend on the worldwide manufacturing industry.

   Our business depends substantially upon the capital expenditures of mid-sized manufacturers. In turn, these expenditures depend in part upon the demand for these manufacturers' products. A recession or other adverse event affecting the worldwide manufacturing industry could cause manufacturers in our target market to reduce or postpone capital expenditures on business information systems. This change in the amount or timing of capital expenditures by mid-sized manufacturers could materially and adversely affect our business, financial condition and results of operations.

We are subject to the risk of product liability claims.

   Our products are generally used to manage data critical to large organizations. As a result, our development, sale and support of products may entail the risk of product liability claims. Our license agreements with customers typically contain provisions designed to limit our exposure to potential product liability claims. However, these provisions may not be effective under the laws of all jurisdictions. Our insurance may not be sufficient in scope or amount to cover all personal injury, property damage and other claims if the limitations on our liability contained in our license agreements are ineffective. A successful product liability claim brought against us could therefore materially and adversely affect our business, financial condition and results of operations. In addition, defending such a suit, regardless of its merits, could require us to incur substantial expense and require the time and attention of key management personnel. This could also materially and adversely affect our business, financial condition and results of operations.

We depend on our retention of key personnel and our ability to attract and retain other qualified personnel.

   Our future performance depends upon the continued service of a number of senior management and key technical personnel. The loss or interruption of the services of one or more key employees could have a material adverse effect on our business, financial condition and results of operations. Our future financial results also will depend upon our ability to attract and retain highly skilled technical, managerial and marketing personnel. We do not currently maintain key-person life insurance on any of our key employees.

   Competition for qualified personnel is intense and is likely to intensify in the future. We compete for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than ours. We have at times experienced and continue to experience difficulty recruiting and retaining qualified personnel. Our business, financial condition and results of operations could be materially adversely affected if we are unable to hire and retain qualified personnel in the future.

We depend on IBM's AS/400 series of computers and may not be able to effectively develop products that use independent server platforms.

   We derive substantially all of our revenues from products designed to operate primarily on IBM's AS/400 series of computers and the related OS/400 operating system. Therefore, our future revenues from initial and periodic license fees will significantly depend upon the continued widespread use of the AS/400 series of computers and IBM's continued support of these computers. Any decline in customers' use or in IBM's support and marketing of the AS/400 series of computers would adversely affect our business, financial condition and results of operations. We have devoted a significant part of our resources to develop and support business software that uses the AS/400 series of computers. Our future success depends in part on our continued devotion of resources to further develop and support products that are used on these computers.

   We plan to develop or acquire new products for use on independent server platforms, as well as the AS/400 series of computers. However, our existing and potential new customers may not choose to purchase our products if the customers decide to use independent server platforms instead of the AS/400 series of computers. If a significant number of our existing or potential customers decide to use independent server platforms, we would be required to expend substantial resources to develop new software that could be used on these platforms. This expenditure would materially and adversely our business, financial condition and results of operations. Moreover, we may not be able to develop the required new software on a timely basis, or at all. This would likely result in the loss of existing and potential customers and would materially and adversely affect our business, financial condition and results of operations. Similarly, to retain our AS/400 customers, we may be required to adapt our products to any changes made in the OS/400 operating system in the future. If we are unable to adapt to these future changes, or we delay in doing so, our business, financial condition and results of operations could be materially and adversely affected.

We depend on a network of independent local companies to sell and support our products.

   We market, sell and provide professional services for our products primarily through a global network of more than 75 independent local affiliates. As a result, we maintain a limited direct sales force. We rely on our affiliates for sales, product implementation, customization and, outside North America, customer support services that are provided in conjunction with us. If we are unable to maintain effective long-term relationships with our affiliates, or if our affiliates fail to meet our customers' needs, our business, financial condition and results of operations would be adversely affected.

   From time to time some of our competitors have established, and may continue to seek to establish, a comparable distribution channel, in part by attempting to attract our affiliates. Our agreements with affiliates are generally of short duration. In some instances, either the affiliate or we can terminate an agreement. If the affiliates reduce or discontinue their relationships with us or their support of our products, our business, financial condition and results of operations would be adversely affected.

   In addition, the ability of the affiliates to meet our customers' needs depends upon their ability to attract, develop, motivate and retain highly skilled professionals and technical personnel. These personnel are in great demand and are likely to remain a limited resource for the foreseeable future. Our business, financial condition and results of operations could be materially adversely affected, if the affiliates are unable to attract and retain sufficient numbers of professional and technical personnel.

We may not be able to effectively manage our growth.

   Our business has grown rapidly in the last five years. This growth has strained, and may continue to strain, our management and systems. Our future operating results depend in part on the ability of our officers and other key employees to continue to implement and improve our operational and financial controls, to expand, train and manage our employees effectively and to successfully develop new products and enhancements to existing products. Our growth also depends upon our affiliates' ability to grow, to manage this growth and to implement our products in response to the projected demands of our customers. We cannot assure that our affiliates or we will be able to manage any future expansion successfully. Our business, financial condition and results of operations would be materially and adversely affected if our affiliates or we are unable to effectively manage our growth.

Our international operations subject us to a number of risks.

   A material portion of our business comes from outside the United States. We believe that our continued growth and profitability will require expansion of our sales in international markets. To expand international sales successfully, we have invested, and will continue to invest, substantial resources to (1) grow our existing foreign operations, (2) establish new foreign operations, (3) improve existing or establish new affiliate relationships and (4) hire additional personnel. International expansion of our operations has required, and will continue to require, us to localize our applications and translate them into foreign languages. If we cannot expand our international operations or localize and translate our applications in a timely and accurate manner, it is likely to impact negatively our operating results. In addition, even if we successfully expand our international operations, we cannot assure that we will be able to maintain or increase our international market presence or demand for our products.

   Risks inherent in our international business activities include, among others:

  .  the imposition of government controls;

  .  restrictions on the export of critical technology;

  . political and economic instability, including fluctuations in foreign currency exchange rates and devaluation of foreign currencies;

  .  trade restrictions;

  .  difficulties in staffing international offices;

  .  difficulty in collecting or the inability to collect license fees;

  .  longer accounts receivable payment collection cycles in some countries;

  . burdens of complying with a wide variety of foreign laws and regulations;

  .  management of an organization spread over various countries;

  .  unexpected changes in regulatory requirements;

  .  overlap of different tax structures; and

  . effective copyright, trademark and trade secret protection may not be available in every foreign country in which we sell our products.

Any or all of these risks could materially and adversely affect our business, financial condition and results of operations.

   As a result of the continued expansion of our international operations, the fluctuations in the value of foreign currencies in which we conduct our business may cause us to experience currency transaction gains and losses. Because of the number of foreign currencies involved, our constantly changing currency exposure and the volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations upon our future operating results. These currency risks could materially and adversely affect our business, financial condition and results of operations.

The conversion to a single European currency may adversely affect us.

   On January 1, 1999, 11 of the 15 member countries of the European Union adopted the euro as their common legal currency. We have established a taskforce to monitor the effects that this conversion to a single European currency has had or will have on us. Although we believe the conversion has not had a substantial effect on our European operations in 1999, we are unsure of the potential impact that the conversion will have on our business as the number of transactions conducted in the euro increases. The conversion may involve a number of risks for us, including:

  . increased costs of conducting business during this initial transition period in which our operations and those of others will be conducted in either existing or "legacy" currencies and the euro;

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

  . difficulty for us and others in the performance of contracts requiring payments in legacy currencies;

  . third parties, like our suppliers and service providers, may be unable to operate using the euro; and

  . during the transition from the legacy currencies to the euro, these third parties may be unable to operate using both legacy currencies and the euro.

Any or all of these risks could materially and adversely affect our business, financial condition and results of operations.

We have adopted measures that have anti-takeover effects and could limit the price of our stock.

   Georgia law and our articles of incorporation, bylaws and shareholder rights plan contain provisions that may (1) make it more difficult for a third party to acquire us, (2) discourage acquisition bids for us, (3) discourage changes in our management and (4) limit the price that investors are willing to pay for shares of our common stock. The most significant of these provisions are described below.

 Provisions of Georgia law have anti-takeover effects.

   Georgia law prohibits us from entering into some business combination transactions with any person for a period of five years from the date the person became an "interested shareholder," unless specific requirements are satisfied. Generally, an "interested shareholder" is any person that owns at least 10% of our outstanding voting stock, other than the us and our subsidiaries. Georgia law also requires that each of these transactions:

  .  meets specific fair price criteria and other tests or

  . meets specific requirements relating to approval of the transaction by our board of directors and shareholders.

 We have issued preferred stock and may issue additional preferred stock in the future.

   We have issued shares of our preferred stock in the past and may issue additional shares of preferred stock in the future without further shareholder approval. Any future issuance of preferred stock will have the terms, conditions, rights, privileges and preferences that our board of directors determines. The rights of holders of our common stock are subject to, and may be adversely affected by, the rights of holders of our preferred stock.

 Our articles of incorporation and bylaws contain additional provisions that have anti-takeover effects.

   Our board of directors is divided into three classes. Each class serves for a staggered three-year term. In addition, a director may only be removed from the board for cause and upon the vote of at least 80% of all classes of stock entitled to vote in the election of the director. This classification of our board of directors and limitation on the removal of directors could make it more difficult for a potential acquirer to gain control of our board of directors. Our articles of incorporation and bylaws contain additional provisions that have anti-takeover effects.

 We have adopted a shareholder rights plan.

   We have adopted a shareholder rights plan under which we have distributed to our shareholders rights to purchase shares of our Series F junior participating preferred stock. If specific triggering events occur, the holders of the rights will be able to purchase shares of our common stock at a price substantially discounted from the then applicable market price of our common stock. The shareholder rights plan could increase a potential acquirer's costs of effecting a merger with us or a tender offer for our outstanding securities that is not approved by our board of directors. These increased costs could prevent or discourage such a transaction, even though our shareholders want to vote in favor of the merger or participate in the tender offer.

Shares of our outstanding stock are currently eligible for future sale, and some holders of our securities have registration rights.

   Sales of a substantial number of shares of our common stock, or the prospect of these sales, could adversely affect the market price of our common stock. These sales or the prospect of these sales could also impair our ability to raise needed funds in the capital markets at a time and price favorable to us. As of December 1, 1999, we had a total of 17,586,611 shares of common stock outstanding, most of which are freely tradable without restriction under the Securities Act. The remaining outstanding shares will be eligible for sale in the public market at various times pursuant to Rule 144 of the Securities and Exchange Commission.

   As of December 1, 1999, we had options outstanding under our stock option plans for the purchase of a total of 3,684,196 shares of common stock at a weighted average exercise price of $10.86 per share. We have reserved an additional 1,040,286 shares of common stock that we may issue upon the exercise of options granted in the future under these plans. We have also reserved 146,008 shares of common stock that we may issue under our employee stock purchase plan. We have in effect a registration statement under the Securities Act of 1933 covering our issuance of shares upon the exercise of these outstanding options and our issuance of shares under our employee stock purchase plan. All of these shares will be freely tradable in the public market, except for shares held by our directors, officers and principal shareholders, which will be eligible for public sale at various times pursuant to Rule 144 of the SEC.

   We have in effect a registration statement under the Securities Act covering the sale of 526,309 shares of common stock that we will issue upon the exercise of warrants. These warrants are exercisable at a price of $6.50 per share. In addition, entities affiliated with General Atlantic Partners, LLC have "demand" and "piggy back" registration rights for (1) 1,000,000 shares of common stock that are issuable upon the exercise of warrants that are exercisable at a price of $11.53 per share, (2) 1,499,990 shares of common stock that are issuable upon the conversion of our convertible preferred stock and (3) 1,500,010 shares of outstanding common stock. The demand registration rights permit the holders of these securities to require us to register the sale of this common stock under the Securities Act. The piggyback registration rights permit the holders of these securities to participate in any registration of our common stock under the Securities Act. Another of our shareholders also has piggyback registration rights for 250,000 shares of common stock that we will issue upon the conversion of our convertible preferred stock. If these holders require us to include their shares in a registration that we initiate, it could adversely affect our ability to raise needed capital in the public market at a favorable time and price.

   The 1,749,990 shares of common stock underlying our convertible preferred stock and the 1,500,010 shares of common stock held directly by entities affiliated with General Atlantic Partners currently are eligible for sale in the public market subject to the conditions of Rule 144 of the SEC. In addition, the 1,000,000 shares of common stock underlying the warrants held by entities affiliated with General Atlantic Partners will be eligible for sale in the public market at any future time or times permitted by Rule 144.

Our financial information as of dates and for periods prior to the Distribution may have only limited relevance.

   The MAPICS business has operated as a separate, stand-alone company since July 29, 1997, the date of the Distribution. In preparing our combined financial statements and other financial information as of dates and for periods prior to the Distribution, we have allocated some expenses based on our estimates of the cost of services Marcam Corporation provided to the MAPICS business prior to the Distribution. As a result, the combined financial statements and other financial information as of dates and for periods prior to the Distribution may not be comparable to our financial statements and other financial information as of dates and for periods after the Distribution. Moreover, the combined financial statements and other financial information may not necessarily reflect our financial position, results of operations and cash flows in the future. In particular, our combined financial statements and other financial information as of dates and for periods prior to the Distribution:

  . may not indicate what our results of operations, financial position and cash flows would have been had the MAPICS business been a separate, stand-alone entity as of those dates and for those periods;

  . contain allocations of some costs and expenses based on our estimates of the cost of services provided to the MAPICS business by Marcam Corporation;

  . do not reflect the changes in our financial position, results of operations and cash flows resulting from the Distribution and the related transactions; and

  . include some assets, liabilities, revenues and expenses that were not historically recorded at the entity level by Marcam Corporation, but were associated with the MAPICS business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   We do not engage in trading market risk sensitive instruments nor do we purchase, whether for investment, hedging or purposes "other than trading," instruments that are likely to expose us to market risk, whether foreign currency exchange, interest rate, commodity price or equity price risk, except as discussed in the following paragraph. We have not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps, except as discussed in the following paragraph.

   Our foreign operations, primarily those in Western Europe, involve financial transactions that are denominated in foreign currencies. From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. These transactions were immaterial during fiscal 1997, fiscal 1998 and fiscal 1999, and we did not have any open forward exchange contracts or options at September 30, 1998 or 1999. However, as our foreign operations increase, our business, financial condition and results of operations could be adversely affected by future changes in foreign currency exchange rates. For further information see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Performance--Our international operations subject us to a number of risks."

   A change in either our lender's base rate or LIBOR would affect the rate at which we could borrow funds under our revolving credit facility. However, we consider our interest rate risk to be immaterial.

Item 8. Financial Statements and Supplementary Data.

   The following is a list of our consolidated financial statements and supplemental financial information appearing in this Item 8:

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  42
Consolidated Balance Sheets as of September 30, 1998 and 1999............  43
Consolidated Statements of Operations for the years ended September 30,
 1997, 1998 and 1999.....................................................  44
Consolidated Statements of Shareholders' Equity for the years ended Sep-
 tember 30, 1997, 1998 and 1999..........................................  45
Consolidated Statements of Cash Flows for the years ended September 30,
 1997, 1998 and 1999.....................................................  46
Notes to Consolidated Financial Statements...............................  47
Supplemental Financial Information....................................... 68

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of MAPICS, Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of MAPICS, Inc. and Subsidiaries at September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Atlanta, Georgia
October 25, 1999, except
as to note 17 for which the
date is December 15, 1999

                         MAPICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                              September 30,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 33,442  $ 21,351
  Accounts receivable, net of allowances of $1,989 in 1998
   and $1,781 in 1999 (Note 3).............................   35,879    30,804
  Prepaid expenses and other current assets................    4,600     9,860
  Deferred income taxes, net (Note 9)......................    1,462     1,452
                                                            --------  --------
    Total current assets...................................   75,383    63,467
  Property and equipment, net (Note 4).....................    5,038     6,019
  Computer software costs, net (Note 5)....................   19,554    19,902
  Other intangible assets, net (Note 6)....................    4,292     3,776
  Deferred income taxes, net (Note 9)......................    5,775     2,230
                                                            --------  --------
    Total assets........................................... $110,042  $ 95,394
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable......................................... $  8,499  $  6,455
  Accrued expenses and other current liabilities (Note 7)..   23,496    21,681
  Deferred revenues........................................   31,106    28,999
                                                            --------  --------
    Total current liabilities..............................   63,101    57,135
                                                            --------  --------
Commitments and contingencies (Notes 10 and 15)

Shareholders' equity (Note 11):
  Preferred stock, $1.00 par value; 1,000 shares authorized
   Series D convertible preferred stock, 225 shares issued
    and outstanding (liquidation preference of $16,955) in
    1998; 125 shares issued and outstanding (liquidation
    preference of $9,419) in 1999..........................      225       125
   Series E convertible preferred stock, 100 shares issued
    and outstanding (liquidation preference of $7,536) in
    1998; 50 shares issued and outstanding (liquidation
    preference of $3,768) in 1999..........................      100        50
   Common stock, $0.01 par value; 50,000 shares authorized,
    18,891 shares issued and 18,762 shares outstanding in
    1998; 90,000 shares authorized, 20,370 shares issued
    and 17,592 shares outstanding in 1999..................      189       204
  Additional paid-in capital...............................   61,670    61,899
  Accumulated deficit......................................  (13,962)   (1,667)
  Treasury stock-at cost, 129 shares in 1998 and 2,778
   shares in 1999..........................................   (1,281)  (22,352)
                                                            --------  --------
    Total shareholders' equity.............................   46,941    38,259
                                                            --------  --------
    Total liabilities and shareholders' equity............. $110,042  $ 95,394
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         MAPICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                   Years Ended September 30,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------  --------  --------
Revenues:
  License......................................... $56,368  $ 79,189  $ 71,195
  Services........................................  39,036    50,552    63,523
                                                   -------  --------  --------
    Total revenues................................  95,404   129,741   134,718
                                                   -------  --------  --------
Operating expenses:
  Cost of license revenues........................   9,816    13,108    13,689
  Cost of services revenues....................... 11,838     14,873    19,012
  Selling and marketing...........................  31,905    48,111    51,601
  Product development.............................  10,259    15,073    18,083
  General and administrative......................   8,256     8,884    12,673
                                                   -------  --------  --------
    Total operating expenses......................  72,074   100,049   115,058
                                                   -------  --------  --------
Income from operations............................  23,330    29,692    19,660
Other:
  Interest income.................................      45       816     1,887
  Interest expense................................    (263)      (56)      (86)
                                                   -------  --------  --------
Income before income tax expense (benefit)........  23,112    30,452    21,461
Income tax expense (benefit) (Note 9).............  (6,004)   11,724     8,262
                                                   -------  --------  --------
Net income........................................ $29,116  $ 18,728  $ 13,199
                                                   =======  ========  ========
Pro forma for 1997 (note 2)
  Net income per common share (basic)............. $  1.79  $   1.01  $   0.70
                                                   =======  ========  ========
  Net income per common share (diluted)........... $  1.47  $   0.81  $   0.62
                                                   =======  ========  ========
  Weighted average number of common shares
   outstanding (basic)............................  16,239    18,579    18,943
                                                   =======  ========  ========
  Weighted average number of common shares and
   common equivalent shares outstanding
   (diluted)......................................  19,810    23,100    21,444
                                                   =======  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                         MAPICS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                      Series D and E
                       Convertible                                              Retained
                     Preferred Stock    Common Stock    Additional    Net       Earnings   Treasury Stock        Total
                     ---------------- -----------------  Paid-In   Transfers  (Accumulated ----------------  Shareholders'
                     Shares Par Value Shares  Par Value  Capital     Cost       Deficit)   Shares    Cost       Equity
                     ------ --------- ------  --------- ---------- ---------  ------------ ------  --------  -------------
Balance as of
 September 30,
 1996...............                                               $(22,405)    $ 31,598                       $  9,193
 Net transfers to
  Marcam
  Corporation.......                                                 (6,999)                                     (6,999)
 Transfer of cash to
  Marcam Solutions..                                                (39,000)                                    (39,000)
 Assumption of
  Marcam
  Corporation's
  subordinated
  notes.............                                                (25,000)                                    (25,000)
 Assumption of
  Marcam
  Corporation's
  capital stock.....   325    $325    11,547    $115                 93,404      (93,404)                           440
 Net income.........                                                               8,444                          8,444
                      ----    ----    ------    ----               --------     --------                       --------
Balance as of July
 29, 1997...........   325     325    11,547     115               $     --      (53,362)                       (52,922)
                                                                   ========
 Issuance of common
  stock, net of
  costs.............                   6,900      69     $55,892                                                 55,961
 Stock options
  exercised.........                      52       1         451                                                    452
 Cumulative tax
  benefit associated
  with exercise of
  stock options
  (Note 16).........                                         544                                                    544
 Net income.........                                                              20,672                         20,672
                      ----    ----    ------    ----     -------                --------                       --------
Balance as of
 September 30,
 1997...............   325     325    18,499     185      56,887                 (32,690)                        24,707
 Stock options
  exercised.........                     359       4       3,287                                                  3,291
 Employee stock
  purchases.........                      31      --         333                                                    333
 Stock and options
  issued to non
  employees.........                       2      --          29                                                     29
 Tax benefit
  associated with
  exercise of stock
  options and stock
  awards (Note 16)..                                         903                                                    903
 Compensation
  payable in common
  stock.............                                         231                                                    231
 Treasury stock
  acquired..........                                                                         129   $ (1,281)     (1,281)
 Net income.........                                                              18,728                         18,728
                      ----    ----    ------    ----     -------                --------   -----   --------    --------
Balance as of
 September 30,
 1998...............   325     325    18,891     189      61,670                 (13,962)    129     (1,281)     46,941
 Conversion of
  preferred stock...  (150)   (150)    1,500      15         135                                                     --
 Stock options
  exercised.........                      91       1         960                    (103)    (39)       422       1,280
 Employee stock
  purchases.........                      17      --         240                     (51)    (22)       252         441
 Stock and options
  issued to non
  employees.........                      --      --         138                      (3)     (1)        11         146
 Tax benefit
  associated with
  exercise of stock
  options and stock
  awards (Note 16)..                                         267                                                    267
 Compensation
  payable in common
  stock.............                                        (231)                   (747)   (114)     1,229         251
 Treasury stock
  acquired..........                                                                       2,954    (24,266)    (24,266)
 Retirement of
  treasury stock....                    (129)     (1)     (1,280)                           (129)     1,281          --
 Net income.........                                                              13,199                         13,199
                      ----    ----    ------    ----     -------                --------   -----   --------    --------
Balance as of
 September 30,
 1999...............   175    $175    20,370    $204     $61,899                $ (1,667)  2,778   $(22,352)   $ 38,259
                      ====    ====    ======    ====     =======                ========   =====   ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         MAPICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Years Ended September 30,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Cash flows from operating activities:
 Net income...................................... $ 29,116  $ 18,728  $ 13,199
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation...................................    1,394     1,852     2,426
  Amortization...................................    5,708     7,537     7,945
  Write off of capitalized software..............      --        --      1,439
  Provision for bad debts........................      956       570     1,387
  Deferred income taxes..........................  (13,815)    7,141     3,822
  Compensation payable in common stock...........      --        231       251
  Stock and options issued to non employees......      --         29       146
  Loss on disposal of property and equipment.....      --        --        101
                                                  --------  --------  --------
                                                    23,359    36,088    30,716
  Changes in operating assets and liabilities:
   Accounts receivable...........................  (10,732)   (6,085)    3,688
   Prepaid expenses and other current assets.....   (1,818)   (2,017)   (5,260)
   Accounts payable..............................    1,647     1,544    (2,044)
   Accrued expenses and other current
    liabilities..................................    8,717     3,322    (1,815)
   Deferred revenues.............................    6,571     5,972    (2,107)
                                                  --------  --------  --------
    Net cash provided by operating activities....   27,744    38,824    23,178
                                                  --------  --------  --------
Cash flows from investing activities:
 Purchases of property and equipment.............   (1,964)   (3,328)   (3,508)
 Additions to computer software costs............   (5,450)   (6,984)   (5,773)
 Purchases of computer software..................   (1,000)   (2,975)   (3,443)
                                                  --------  --------  --------
    Net cash used for investing activities.......   (8,414)  (13,287)  (12,724)
                                                  --------  --------  --------
Cash flows from financing activities:
 Proceeds from stock options exercised...........      452     3,291     1,280
 Proceeds from employee stock purchases..........      --        333       441
 Acquisitions of treasury stock..................      --     (1,281)  (24,266)
 Cash transferred to Marcam Solutions in
  connection with the Distribution...............  (39,000)      --        --
 Principal repayment on subordinated notes
  assumed from Marcam Corporation................  (25,000)      --        --
 Principal borrowings on notes payable...........   64,000       --        --
 Principal repayments on notes payable...........  (64,000)      --        --
 Proceeds from issuance of common stock..........   62,100       --        --
 Costs associated with issuance of common stock..   (6,139)      --        --
 Net transfers to Marcam Corporation (Note 14)...   (6,559)      --        --
                                                  --------  --------  --------
    Net cash (used for) provided by financing
     activities..................................  (14,146)    2,343   (22,545)
                                                  --------  --------  --------
 Net increase (decrease) in cash and cash
  equivalents....................................    5,184    27,880   (12,091)
 Cash and cash equivalents at beginning of year..      378     5,562    33,442
                                                  --------  --------  --------
 Cash and cash equivalents at end of year........ $  5,562  $ 33,442  $ 21,351
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         MAPICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

 Business

   We are a developer of global enterprise software that addresses the needs of mid-sized manufacturing establishments in discrete and batch process industries. We deliver Enterprise Resource Management, or ERM, and e-Business solutions to automate the manufacturing process, improve coordination of organizational resources and enhance interaction with supply chain partners. Our e-Xtended Architecture, or MAPICS XA, suite of applications provides the following functions:

  .Engineering management;

  .Demand management;

  .Operations management;

  .Resource planning;

  .Financial management; and

  .Business management.

   Our application architecture allows customers to rapidly implement all or a portion of our MAPICS XA solutions with minimal disruption to their business. Furthermore, our MAPICS XA solutions enable our customers to leverage their existing information technology investments and adopt new technologies gradually, which lowers their costs and increases their return on investment.

   Our primary sales and implementation channel is a network of more than 75 independent local companies, which we refer to as affiliates, that market and sell our products worldwide and support the global installed base. In addition to providing customers with high quality and cost-effective local implementation, industry specific consulting and other professional services, the affiliate channel provides us with an attractive variable cost structure for sales and marketing. Our primary geographic markets include (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and Asia Pacific regions, or LAAP.

   We were incorporated in Massachusetts in 1980 under the name Marcam Corporation. On July 29, 1997, we distributed to our shareholders, in a tax-free distribution which we refer to as the Distribution, all of the capital stock of our subsidiary Marcam Solutions, Inc. and changed our name to MAPICS, Inc. As a result of the Distribution, Marcam Solutions owns and operates some of the software product lines that we had owned and operated before the Distribution and we continue to own and operate the MAPICS product line. At the time of the Distribution, we relocated our headquarters from Boston to Atlanta, and in 1998 we reincorporated in Georgia.

 Basis of Presentation

   We prepared the statements of operations, shareholders' equity and cash flows for the year ended September 30, 1997 using Marcam Corporation's historical basis in the assets and liabilities and historical results of operations of the business related to the MAPICS product line. These financial statements are combined and generally reflect the results of operations, financial position and cash flows of the MAPICS business as if it were a separate entity for this period. We allocated some costs and expenses presented in the financial statements for the year ended September 30, 1997 based on our estimates of the costs of services that Marcam Corporation provided to the MAPICS business. We believe these allocations are reasonable. However, the financial statement information may not necessarily reflect our results of operations, financial position and cash flows in the future

                         MAPICS, INC. AND SUBSIDIARIES
or what they would have been had the MAPICS business been a separate entity during the year ended September 30, 1997.

   Although we distributed the common stock of Marcam Solutions to our shareholders, the Distribution was recorded for accounting purposes as a disposition by Marcam Solutions of the MAPICS business due to the relative significance of the Marcam Solutions product lines at the time of the Distribution.

   The balance sheets as of September 30, 1998 and 1999 and the statements of operations, shareholders' equity and cash flows for the years ended September 30, 1998 and 1999 are consolidated and consist solely of the separate financial statements of MAPICS, Inc. and our wholly owned subsidiaries. We eliminated all significant intercompany accounts and transactions in consolidation.

   We operate on a fiscal year that ends on September 30th. References to fiscal years refer to our fiscal year ended or ending September 30th. For example, "fiscal 1999" refers to our fiscal year ended September 30, 1999.

2. Significant Accounting Policies

 Our Use of Estimates

   We are required to make some estimates and assumptions in the preparing our financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from estimates.

   The most significant estimates included in these financial statements are:

  .  the valuation of accounts receivable;

  . the processes used for amortizating and evaluating the net realizability of computer software costs and other intangible assets;

  .  the valuation of deferred income taxes; and

  . the allocation of corporate expenses from Marcam Corporation to the MAPICS business for periods prior to the Distribution.

 Cash and Cash Equivalents

   We consider all highly liquid debt instruments, primarily United States government agency obligations and commercial paper, purchased with maturities of three months or less to be cash equivalents.

 Financial Instruments and Concentrations of Credit Risk

   At September 30, 1998 and 1999, we held substantially all of our cash and cash equivalents on deposit with four financial institutions. We believe that the carrying amount of cash equivalents is a reasonable estimate of their fair value. As of September 30, 1998 and 1999, our cash and cash equivalents denominated in foreign currencies was $2,055,000 and $2,401,000, respectively.

   In addition to cash and cash equivalents, trade accounts receivable is the only financial instrument which potentially exposes us to concentrations of credit risk. We provide credit in the normal course of business to various types and sizes of manufacturers located throughout the world. As a result, we believe that concentration of credit risk with respect to trade accounts receivable is not significant.

                         MAPICS, INC. AND SUBSIDIARIES

 Property and Equipment

   Property and equipment are stated at cost. We calculate depreciation using the straight-line method based upon the following estimated useful lives:

     Furniture and fixtures..... 4 years
     Computer equipment......... 4 years
     Leasehold improvements..... Shorter of lease term or useful life of asset

   We record a gain or a loss on the disposal of property and equipment based on the difference between the proceeds we receive, if any, and the net book value of the assets we dispose on the date of disposal.

 Computer Software Costs

   We charge all costs of establishing technological feasibility of computer software products to product development expense as they are incurred. From the time of establishing technological feasibility through general release of the product, we capitalize computer software development costs and report them on the balance sheet as a component of computer software costs at the lower of unamortized cost or net realizable value. Amortization of computer software costs represents recognition of the costs of some of the software products we sell, including purchased software costs, capitalized software development costs and costs incurred to translate software into various foreign languages. We begin amortizing computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis based on the greater of the amount determined using:

  . the ratio that current period gross revenues bear to the total of current and anticipated future gross revenues, or

  . the straight-line method over the estimated economic life of the product, generally five years for purchased software costs and software development costs and two years for software translation costs.

   Software is subject to rapid technological obsolescence, and as a result, future amortization periods for computer software costs could be shortened to reflect changes in technology in the future. Where future revenues are not expected to cover the related unamortized computer software costs, we either accelerate amortization or expense the remaining unamortized amounts. In fiscal 1999, we wrote off $1.4 million of capitalized software development costs due to a change in our product development approach.

   We include amortization of computer software costs in cost of license revenues in the statement of operations. Amortization of computer software costs was $5,192,000, $7,020,000 and $7,428,000 in fiscal 1997, fiscal 1998 and fiscal 1999, respectively. In fiscal 1997, we shortened the estimated useful life of our fiscal 1997 and future computer software translation costs from five years to two years. This change in estimate decreased net income in fiscal 1997 by $446,000 or $0.03 per common share (basic) and $0.02 per common share (diluted).

 Other Intangible Assets

   Other intangible assets, including installed customer base, affiliate network, trade names, trademarks and goodwill, resulted from our acquisition of the MAPICS business in 1993. We calculate amortization of intangible assets, which is included in cost of license revenues, using the straight-line method over the estimated lives of the intangible assets. We are amortizing the installed customer base and affiliate network over fifteen years and trade names, trademarks and goodwill over ten years.

 Long-Lived Assets

   As required by Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we periodically assess the recoverability of the cost of our long-lived assets and other intangible assets, including goodwill. We base this assessment on

                         MAPICS, INC. AND SUBSIDIARIES
several criteria, including but not limited to sales trends, undiscounted operating cash flows and other operating factors. We reduce the carrying value of long-lived assets if the sum of expected future net cash flows is less than their carrying value. We did not make any adjustments like this during the periods presented in the financial statements.

 Divisional Equity

   Divisional equity includes the accumulated retained earnings of the MAPICS business, net transfers from the MAPICS business to Marcam Corporation and current period income for the periods presented in the statements of shareholders' equity through the Distribution. For financial reporting purposes, our financial statements reflect the assumption of Marcam Corporation's capital structure as of the Distribution.

 Foreign Currency

   The majority of our revenues and operating expenses from foreign operations are denominated in local currencies. The functional currency for most of our foreign operations is generally the local currency. We translate assets and liabilities of foreign operations into United States dollars at period-end rates of exchange. We translate revenues and expenses of foreign operations into United States dollars at the average rates for the periods. The resultant translation adjustments are immaterial for all periods presented. Foreign currency transaction gains and losses and the effects of exchange rate changes on cash are also immaterial for all periods presented, except that in fiscal 1999, we incurred net foreign currency transaction losses of $561,000, mostly due to transactions within EMEA.

 Revenue Recognition

   We generate a significant portion of our total revenues from licensing software, which is conducted principally through our global network of independent affiliates. The affiliates provide the principal channel through which we sell our products. However, the ultimate customer typically executes a license agreement directly with us rather than the affiliate. When we first license our software, we receive both an initial license fee and a periodic license fee. We record initial license fees as license revenues and typically recognize them upon delivery of the software to the ultimate customer. We record periodic license fees as services revenues and recognize them ratably over the term of the periodic license agreement. The periodic license fee, which is typically paid annually in advance, entitles the customer to continue using the software and to receive support services, as available. If a customer does not renew its periodic license, it is no longer entitled to use our software. We believe this licensing arrangement provides a source of recurring revenues from our installed base of customers and enables our customers to take advantage of new releases and enhancements of our software.

   Under the terms of our license agreements, our customer is responsible for installation and training. The affiliates provide our customers with most of the consulting and implementation services relating to the MAPICS products. We have no commitment to reimburse the affiliates for any losses incurred. We provide consulting and implementation services for complex or multinational projects, and we offer educational courses and training materials to our customers and affiliates. However, we do not generate a significant amount of revenues from these services.

   We recognize revenue from software licensing in accordance with the guidance provided by Statement of Position 97-2, "Software Revenue Recognition." We generally recognize revenue from the initial licensing of our software upon:

  (1) the signing of a license agreement between us and the ultimate customer;

  (2) delivery of the software to the customer or to a location designated by the customer;

                         MAPICS, INC. AND SUBSIDIARIES

  (3) fees being fixed and determinable; and

  (4) determination that collection of the related receivable is probable.

 Advertising Costs

   We expense advertising costs as they are incurred. Advertising expenses in fiscal 1998 and fiscal 1999 were $1,346,000 and $742,000, respectively. Advertising expenses were immaterial in fiscal 1997.

 Allocated Costs

   We allocated expenses in our financial statements for periods prior to the Distribution based on a variety of methods depending on the nature of the expense. These allocation methods include

  . proportional MAPICS product revenues to total Marcam Corporation revenues;

  .  headcount equivalents; and

  .  our estimates.

These amounts approximate our estimates of Marcam Corporation's corporate costs to support the MAPICS-related operations. We allocated corporate marketing expenses in selling and marketing expenses and allocated corporate administrative functions, including data services, employee benefits, legal, insurance, accounting and other corporate overhead, in general and administrative operating expenses in the statements of operations for fiscal 1997.

 Stock-Based Compensation

   We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As a result, we generally do not recognize compensation expense for stock options issued to our directors or our employees, except for stock options and other stock-based awards issued under specific performance plans. We record expense for all stock-based awards issued to non-employees, other than our non-employee directors.

 Income Taxes

   We account for income taxes using the asset and liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates applied to taxable income. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We provide a valuation allowance for deferred tax assets when we believe it is more likely than not that we will not realize all or a portion of the assets.

 Computation and Presentation of Net Income per Common Share

   We calculated net income per common share for fiscal 1997 using the capital structure of Marcam Corporation through the Distribution, including the weighted average number of common shares and common equivalent shares giving effect to the Distribution on a pro forma basis.

   We apply SFAS No. 128, "Earnings Per Share," which requires us to present "basic" and "diluted" earnings per share, or EPS, for all periods presented in the statements of operations. We compute basic EPS, which excludes dilution, by dividing income available to common shareholders by the weighted average number

                         MAPICS, INC. AND SUBSIDIARIES
of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if holders of our preferred stock, common stock options or common stock warrants converted or exercised their holdings into common stock that then shared in our earnings.

   The weighted average number of common shares outstanding that we used to calculate basic EPS includes:

  .  the weighted average number of common shares outstanding; plus

  . the number of shares of common stock issued in our 1997 public offering, the proceeds from which were deemed to be used to pay a capital contribution of $39.0 million to Marcam Solutions, based on the offering price of $9.00 per share.

   The weighted average number of common shares and common equivalent shares outstanding that we used to calculate diluted EPS includes:

  .  the weighted average number of common shares outstanding; plus

  . the number of shares of common stock issued in the 1997 public offering, as described above; plus

  . the weighted average number of common equivalent shares from the assumed conversion of preferred stock and the assumed exercise of dilutive stock options and warrants.

   The following table presents the calculations of basic EPS and diluted EPS (in thousands, except per share data):

                                                         Fiscal Years Ended
                                                            September 30,
                                                       -----------------------
                                                        1997    1998    1999
                                                       ------- ------- -------
   Basic EPS:
   Weighted average common shares outstanding.........  12,654  18,579  18,943
   Pro forma shares issued in the 1997 public
    offering..........................................   3,585     --      --
                                                       ------- ------- -------
                                                        16,239  18,579  18,943
                                                       ======= ======= =======
   Net income......................................... $29,116 $18,728 $13,199
                                                       ======= ======= =======
   Basic EPS.......................................... $  1.79 $  1.01 $  0.70
                                                       ======= ======= =======
   Diluted EPS:
   Weighted average common shares outstanding.........  12,654  18,579  18,943
   Pro forma shares issued in the 1997 public offer-
    ing...............................................   3,585     --      --
   Common share equivalents:
     Convertible preferred stock......................   3,250   3,250   1,955
     Common stock options.............................     176     702     325
     Common stock warrants............................     145     569     221
                                                       ------- ------- -------
                                                        19,810  23,100  21,444
                                                       ======= ======= =======
   Net income......................................... $29,116 $18,728 $13,199
                                                       ======= ======= =======
   Diluted EPS........................................ $  1.47 $  0.81 $  0.62
                                                       ======= ======= =======

 Comprehensive Income

   SFAS No. 130 "Reporting Comprehensive Income" requires us to present comprehensive income, which is net income plus all other changes in net assets from non-owner sources, and its components in the financial statements. Except for foreign currency translation adjustments, which were not material for the periods presented, there was no component of comprehensive income other than those that we included in net income in our statements of operations.

                         MAPICS, INC. AND SUBSIDIARIES

 Segment Reporting

   In fiscal 1999, we adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect our results of operations or our financial position but did affect our disclosure of segment information in note 13.

 Recently Issued Accounting Pronouncements

   In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The statement distinguishes accounting for the costs of computer software developed or obtained for internal use from guidance under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." We adopted SOP 98-1 on October 1, 1999. We expect that the adoption of SOP 98-1 will not have a material impact on our software capitalization policies, financial position, results of operations or financial statement disclosures.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for our fiscal year that begins on October 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including some derivative instruments which are embedded in other contracts, and for hedging activities. We generally do not enter into transactions involving derivatives, except that from time to time we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. However, these activities are not significant. Accordingly, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or financial statement disclosures.

   In December 1998, the Accounting Standards Executive Committee issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9, which amends SOP 97-2, provides additional guidance on revenue recognition for software arrangements with multiple elements. We adopted SOP 98-9 on October 1, 1999. We expect that the adoption of SOP 98-9 will not have a material impact on our financial position, results of operations or financial statement disclosures.

3. Allowance for Doubtful Accounts

   The following is a summary of the activity in the allowance for doubtful accounts during the last three fiscal years (in thousands):

                       Beginning of   Provision                       End of
                       Year Balance for Bad Debts Write-Offs Other Year Balance
                       ------------ ------------- ---------- ----- ------------
Fiscal 1997...........    $1,240       $  956      $  (494)           $1,702
Fiscal 1998...........     1,702          570         (383)  $100      1,989
Fiscal 1999...........     1,989        1,387       (1,595)            1,781

   We establish reserves for customer receivable balances when we believe it is probable that we will not collect those receivables. We include the related provision for bad debts in general and administrative expenses. During 1998, we reclassified $100,000 from accrued liabilities to the allowance for doubtful accounts.

                         MAPICS, INC. AND SUBSIDIARIES

4. Property and Equipment

   Property and equipment consist of the following (in thousands):

                                                               September 30,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
Furniture and fixtures....................................... $   747  $  1,143
Computer equipment...........................................   9,559    10,180
Leasehold improvements.......................................     206       651
                                                              -------  --------
                                                               10,512    11,974
Accumulated depreciation and amortization....................  (5,474)   (5,955)
                                                              -------  --------
                                                              $ 5,038  $  6,019
                                                              =======  ========

   During fiscal 1999, we disposed of some of our computer equipment, furniture and fixtures and leasehold improvements. The assets disposed had a total net book value of $101,000, which we recorded as a loss.

5. Computer Software Costs

   Computer software costs consist of the following (in thousands):

                                                               September 30,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
Computer software development costs.......................... $18,330  $ 21,337
Accumulated amortization.....................................  (9,474)  (12,668)
                                                              -------  --------
                                                                8,856     8,669
                                                              -------  --------
Computer software translation costs..........................  15,363    17,365
Accumulated amortization.....................................  (8,440)  (12,279)
                                                              -------  --------
                                                                6,923     5,086
                                                              -------  --------
Purchased software costs.....................................   3,975     6,741
Accumulated amortization.....................................    (200)     (594)
                                                              -------  --------
                                                                3,775     6,147
                                                              -------  --------
                                                              $19,554  $ 19,902
                                                              =======  ========

6. Other Intangible Assets

   Other intangible assets consist of the following (in thousands):

                                                               September 30,
                                                              -----------------
                                                               1998      1999
                                                              -------  --------
Installed customer base and affiliate network................ $ 6,034  $  6,034
Tradenames and trademarks....................................   1,712     1,712
Goodwill.....................................................     286       286
                                                              -------  --------
                                                                8,032     8,032
Accumulated amortization.....................................  (3,740)   (4,256)
                                                              -------  --------
                                                              $ 4,292  $  3,776
                                                              =======  ========

   In February 1993, Marcam Corporation acquired from International Business Machines Corporation the exclusive worldwide marketing rights to the MAPICS product line for 25 years. Marcam Corporation also acquired from IBM the option to purchase the MAPICS product line and some related intellectual property rights. As part of the acquisition of the marketing rights, Marcam Corporation recorded $10,699,000 of purchased intangible assets of which $8,032,000 was allocated to us in the Distribution.

                         MAPICS, INC. AND SUBSIDIARIES

7. Accrued Expenses and Other Current Liabilities

   Accrued expenses and other current liabilities consist of the following (in thousands):

                                                                 September 30,
                                                                ---------------
                                                                 1998    1999
                                                                ------- -------
   Accrued commissions and royalties........................... $12,678 $ 9,630
   Accrued income taxes payable................................   5,245   5,431
   Accrued payroll and related expenses........................   4,425   4,853
   Other.......................................................   1,148   1,767
                                                                ------- -------
                                                                $23,496 $21,681
                                                                ======= =======

   Accrued payroll and related expenses include $792,000 and $949,000 for compensated absences as of September 30, 1998 and 1999, respectively.

8. Borrowing Arrangement

 Debt Financing

   On July 25, 1997, we borrowed $64.0 million from a bank to fund the Distribution, including a $39.0 million cash transfer to Marcam Solutions and repayment of Marcam Corporation's $25.0 million subordinated notes. We refer to this borrowing arrangement as the debt financing. For financial reporting purposes, our financial statements reflect our assumption and repayment of the subordinated notes, excluding the prepayment penalty and accrued interest that Marcam Solutions recorded.

 Term Loan and Revolving Credit Facility

   In August 1997, we obtained a senior secured term loan and revolving credit facility, which we refer to as the bank credit facility, to repay a portion of the borrowings from the debt financing and for general corporate purposes. At the same time, we issued 6.9 million shares of our common stock in an underwritten public offering that raised net proceeds of approximately $56.0 million, after deducting offering costs of approximately $6.1 million. We used the net proceeds of the 1997 public offering along with borrowings of $6.4 million under the term loan portion of the bank credit facility and working capital of $1.6 million to repay the $64.0 million of indebtedness from the debt financing. Before September 30, 1997, we repaid the principal amount of this term loan with interest of $254,000. No additional amount is available to us for future borrowings under the term loan portion of this bank credit facility.

   Substantially all of our assets are pledged as collateral for any obligations under the bank credit facility. The bank credit facility, as amended, contains covenants which, among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

  .the occurrence of indebtedness, liens and capital leases;

  .the payment of dividends on and the redemption or repurchase of our capital stock;

  .investments and acquisitions;

  .our merger or consolidation with any person or entity; and

  .the disposition of any of our properties or assets outside the ordinary course of business.

   Additional borrowings of up to $15.0 million, subject to limitations, are available to us under the revolving portion of the bank credit facility. Availability of revolving credit loans and the rate of interest that the lender changes us vary depending upon our ability to maintain specific financial ratios. As of September 30, 1998 and 1999, we met all of those financial ratios, although we have never made any borrowings under the revolving

                         MAPICS, INC. AND SUBSIDIARIES
credit facility. Any outstanding loans under the revolving credit facility mature on June 30, 2001, pursuant to an amendment to the bank credit facility that extended the maturity date for one year. We pay a quarterly commitment fee, which is included in interest expense, for unused portions of the revolving credit facility.

9. Income Taxes

   The components of income tax expense (benefit) are as follows (in thousands):

                                                          Fiscal Years Ended
                                                            September 30,
                                                       -------------------------
                                                         1997     1998    1999
                                                       --------  ------- -------
   Federal:
     Current.......................................... $  5,009  $ 3,102 $ 3,565
     Deferred.........................................  (13,402)   6,163   3,476
                                                       --------  ------- -------
                                                         (8,393)   9,265   7,041
                                                       --------  ------- -------
   State:
     Current..........................................    1,062    1,582     255
     Deferred.........................................     (413)      75      79
                                                       --------  ------- -------
                                                            649    1,657     334
                                                       --------  ------- -------
   Foreign:
     Current..........................................    1,740      802     887
     Deferred.........................................      --       --      --
                                                       --------  ------- -------
                                                          1,740      802     887
                                                       --------  ------- -------
                                                       $ (6,004) $11,724 $ 8,262
                                                       ========  ======= =======

   The components of income from domestic and foreign operations before income tax expense (benefit) are as follows (in thousands):

                                                           Fiscal Years Ended
                                                              September 30,
                                                         -----------------------
                                                          1997    1998    1999
                                                         ------- ------- -------
   Domestic............................................. $22,636 $29,993 $20,854
   Foreign..............................................     476     459     607
                                                         ------- ------- -------
                                                         $23,112 $30,452 $21,461
                                                         ======= ======= =======

   The actual income tax expense (benefit) differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to income before income tax expense (benefit) as follows (in thousands):

                                                      Fiscal Years Ended
                                                        September 30,
                                                   ---------------------------
                                                     1997      1998     1999
                                                   --------   -------  -------
   Expected income tax expense at the domestic
    federal statutory rate.......................  $  8,089   $10,658  $ 7,511
   Benefit associated with the recognition of
    Marcam Corporation's tax attributes..........   (14,872)      --       --
   State income taxes, net of federal income tax
    benefit......................................       422     1,077      217
   Foreign income taxes..........................        --       403      335
   Other.........................................       357      (414)     199
                                                   --------   -------  -------
                                                   $ (6,004)  $11,724  $ 8,262
                                                   ========   =======  =======

   Effective income tax expense (benefit) rates..     (26.0)%    38.5%    38.5%

                         MAPICS, INC. AND SUBSIDIARIES

   Prior to the Distribution, Marcam Corporation included the operations represented by the MAPICS business in its consolidated United States federal and some state and foreign income tax returns filed by Marcam Corporation. For financial reporting purposes, we calculated income tax expense on a separate return basis for all periods through the Distribution.

   Pursuant to a tax sharing agreement with Marcam Solutions, we became entitled to utilize some favorable income tax attributes, principally net operating loss carryforwards and tax credits, of Marcam Corporation immediately following the Distribution. As a result, we recognized an income tax benefit of $14.9 million during the fourth quarter of fiscal 1997. Prior to the Distribution, Marcam Corporation did not reflect a benefit corresponding to these favorable income tax attributes in its financial statements because Marcam Corporation believed it was more likely than not that it would not realize these benefits due to its history of generating operating losses. Excluding the income tax benefit of $14.9 million, the effective tax rate in fiscal 1997 was 38.5%.

   As set forth in a tax sharing agreement with Marcam Solutions, we are liable for any taxes arising out of the Distribution. In fiscal 1998 and fiscal 1999, we paid $325,000 and $433,000, respectively, for foreign income taxes arising out of the Distribution. However, we do not expect to make additional payments for taxes arising out of the Distribution. The tax sharing agreement further provides for cooperation with respect to tax matters, the exchange of information and the retention of records.

   Significant components of our deferred tax assets and liabilities are as follows (in thousands):

                                                                September 30,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
   Deferred tax assets:
     Tax credits.............................................. $ 2,498  $ 3,168
     Reserves and accruals....................................   1,266    1,609
     Allowance for doubtful accounts..........................     766      685
     Intangible assets........................................   1,026      514
     Federal and state net operating loss carryforwards.......   3,922      123
     Deferred revenues........................................     386       72
     Other....................................................     105       66
                                                               -------  -------
       Total deferred tax assets..............................   9,969    6,237
                                                               -------  -------
   Deferred tax liabilities:
     Computer software costs..................................  (1,956)  (1,891)
     Property and equipment...................................    (205)     (81)
     Other....................................................    (571)    (583)
                                                               -------  -------
       Total deferred tax liabilities.........................  (2,732)  (2,555)
                                                               -------  -------
       Net deferred tax assets................................ $ 7,237  $ 3,682
                                                               =======  =======

   In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will realize some or all of the deferred tax assets. Accordingly, we have recorded deferred tax assets at the amount we believe is more likely than not to be realized.

   At September 30, 1998 and 1999, we had federal net operating loss carryforwards of $10.7 million and $0, respectively, and research and experimentation and other credit carryforwards of $2.5 million and $3.2 million, respectively. Remaining tax credits at September 30, 1999 expire between 2000 and 2014. The utilization of inherited tax credits is limited on an annual basis due to a change in ownership of Marcam Corporation during fiscal 1996. We do not believe that this limitation will significantly impact our ability to utilize the tax credits before their expiration.

                         MAPICS, INC. AND SUBSIDIARIES

   In July 1999, the Internal Revenue Service completed its examination of our income tax returns for fiscal years 1990 through 1994. The results of the examination indicate that we will receive income tax refunds of approximately $1.6 million in the aggregate plus accrued interest. Upon completion of the examination and concurrence with the IRS report, we recognized this interest income, which totals $680,000 through September 30, 1999. The examination did not have a significant effect on our net operating loss carryforwards or other tax credit carryforwards.

10. Commitments and Contingencies

 Lease Commitments

   We lease office space and equipment under operating leases, some of which contain renewal options and generally requires us to pay insurance, taxes and maintenance. The lease on our headquarters building includes scheduled base rent increases over the term of the lease. We charge to expense the total amount of the base rent payments using the straight-line method over the term of the lease. In addition, we pay a monthly allocation of the building's operating expenses. We have recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease in March 1999. Deferred rent expense was not material at September 30, 1999. Total rental expense under all operating lease agreements was $1,308,000, $2,059,000 and $2,861,000 in fiscal 1997, fiscal 1998 and fiscal 1999, respectively. Future minimum lease payments under noncancelable operating leases having initial or remaining lease terms longer than one year as of September 30, 1999 were as follows (in thousands):

                                                                        Amount
   Fiscal Years Ending September 30:                                    -------
   2000................................................................ $ 3,376
   2001................................................................   3,071
   2002................................................................   2,744
   2003................................................................   2,921
   2004................................................................   2,919
   Thereafter..........................................................   8,460
                                                                        -------
     Total............................................................. $23,941
                                                                        =======

 Commitments under Technology Alliances

   We have entered into agreements with third parties to develop and market specific applications. As part of these agreements, we generally acquire ongoing rights to use and redistribute the software solution and solution enhancements during the term of the agreement. As of September 30, 1999, we were obligated to make future payments of approximately $2.0 million to some of our strategic partners under these agreements.

 Litigation

   There is no legal or governmental proceeding pending or threatened against us.

   We are indemnified for future claims arising from Marcam Solutions product lines and related activities in accordance with the agreements entered into with Marcam Solutions.

11. Shareholders' Equity and Stock-Based Compensation Plans

   For financial reporting purposes, our financial statements reflect the assumption of Marcam Corporation's capital structure as of the Distribution. The holders of our capital stock following the Distribution have the same rights, preferences and privileges with respect to such capital stock as had the holders of Marcam Corporation's capital stock as of the date of the Distribution.

                         MAPICS, INC. AND SUBSIDIARIES

   Following the authorization of an additional 40,000,000 shares of common stock in fiscal 1999, our authorized capital stock consists of 90,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $1.00 per share.

   We have never paid any cash dividends on our common stock. We currently intend to retain future earnings to fund future development and growth and the operations of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Additionally, covenants in our bank credit facility prohibit the payment of cash dividends.

 Preferred Stock

   Of the 1,000,000 authorized shares of preferred stock:

  .one share has been designated as series A preferred stock;

  .one share has been designated as series B preferred stock;

  .one share has been designated as series C preferred stock;

  .225,000 shares have been designated as series D convertible preferred stock;

  .100,000 shares have been designated as series E convertible preferred stock; and

  .30,000 shares have been designated as series F junior participating preferred stock.

   On November 20, 1998, we issued 1,500,010 shares of common stock upon the conversion of 100,000 shares of series D convertible preferred stock and 50,001 shares of series E convertible preferred stock. As of September 30, 1998 and 1999, we had outstanding 225,000 and 125,000 shares, respectively, of series D convertible preferred stock and 100,000 and 49,999 shares, respectively, of series E convertible preferred stock. For information regarding the series F junior participating preferred stock, see "--Rights Plan."

   Each share of series D convertible preferred stock and series E convertible preferred stock is convertible at any time at the option of the holder into 10 shares of common stock, subject to adjustment in the event of our liquidation or dissolution as defined in the preferred stock agreements. The holders of convertible preferred stock are generally entitled to vote on an as converted basis and are entitled to receive dividends at the same rate as dividends are paid with respect to common stock. If at any time after September 30, 1998, for a period of not less than 30 consecutive trading days, the market value of our common stock exceeds $30.14 per share, we may effect the mandatory conversion of all then outstanding shares of series D convertible preferred stock into shares of common stock. Likewise, if at any time after July 23, 1999, for a period of not less than 30 consecutive trading days, the market value of our common stock exceeds $30.14 per share, we may effect the mandatory conversion of all then outstanding shares of series E convertible preferred stock into shares of common stock.

   Upon any event of our liquidation or dissolution, we must pay holders of convertible preferred, before any distribution is made upon stock ranking junior to the convertible preferred stock, the greater of (1) $75.36 per share plus an amount per share equal to any dividends declared but unpaid on the convertible preferred stock or (2) such amounts per share as would have been payable had each share been converted to common stock.

 Warrants

   In May 1994, in connection with the sale of Marcam Corporation's subordinated notes, Marcam Corporation issued warrants to purchase an aggregate of 383,333 shares of common stock, as adjusted from time to time. We refer to these warrants as the sub debt warrants. These sub debt warrants were originally exercisable at any time during the period commencing June 30, 1994 and ending April 30, 2001, at an exercise price of $8.93 per share, as adjusted from time to time. In connection with the Distribution, we adjusted the sub debt warrants to decrease the exercise price to $6.50 per share and to increase the number of underlying shares to 526,309 on a basis intended to preserve the spread value of the sub debt warrants.

                         MAPICS, INC. AND SUBSIDIARIES

   In July 1996, in connection with the issuance and sale of the series E convertible preferred stock, we issued and sold warrants to purchase an aggregate of 1,000,000 shares of common stock, as adjusted from time to time. We refer to these warrants as the GA warrants. The GA warrants were originally exercisable at any time during the period commencing July 23, 1996 and ending July 23, 2003, at an exercise price of $15.36 per share, as adjusted from time to time. In connection with the Distribution, we adjusted the GA warrants so that the exercise price was decreased to $11.53 per share on a basis intended to preserve the spread value of the GA warrants.

 Rights Plan

   We have a shareholder rights plan under which we declared a dividend of (1) one preferred stock purchase right, or a "right," for each outstanding share of common stock, and (2) a number of rights for each outstanding share of convertible preferred stock equal to the number of shares of common stock issuable upon conversion of that convertible preferred stock. Each right entitles holders to purchase one one-thousandth of a share, or a "unit," of series F junior participating preferred stock at an exercise price of $60.00 per unit, subject to adjustment. The rights become exercisable for common stock only under specific circumstances and in the event of particular events relating to a change in control of us. Under specific circumstances pursuant to the rights plan, we may redeem the rights. The rights expire on December 16, 2006, unless earlier redeemed or exchanged. The rights have an anti-takeover effect, in that they would cause substantial dilution to a person or group that acquires a significant interest in us on terms not approved by our board of directors.

 Stock-Based Compensation Plans

   At September 30, 1999, we had five stock option plans and an employee stock purchase plan, described below.

   As of the Distribution, our current and former employees and our directors held options to purchase an aggregate of 2,601,561 shares of our common stock. In connection with the Distribution, we adjusted the per share exercise price of each of these stock options to give effect to the Distribution based on the relative fair market values of our underlying common stock and the common stock of Marcam Solutions after the Distribution so as to preserve the spread value of the existing stock options. Each stock option continues to be subject to the same terms and conditions that applied prior to the Distribution, except that vesting is based on service with us, Marcam Solutions or both.

   The 1998 Long-Term Incentive Plan. The MAPICS, Inc. 1998 Long-Term Incentive Plan allows us to issue up to 2,000,000 shares of common stock through various stock-based awards to our directors, officers, employees and consultants, including an additional 1,000,000 shares authorized in fiscal 1999. The stock-based awards can be in the form of (a) incentive stock options, or ISO's, or non-qualified stock options; (b) stock appreciation rights; (c) performance units; (d) restricted stock; (e) dividend equivalents; and (f) other stock based awards.

   During fiscal 1998, we provided long-term incentive compensation to some of our officers and employees through grants of performance units and stock options under the 1998 LTIP. Performance units represent the right to receive a number of shares of common stock that will be determined by the achievement of specific performance objectives. During fiscal 1999, we granted 113,501 shares of performance accelerated restricted stock, or PARS, to some of our officers and employees under the 1998 LTIP. PARS shares are shares of common stock that we granted outright without cost to the officer or employee. The shares, however, are restricted in that they may not be sold or otherwise transferred by the officer or employee until they vest, generally after the end of three years. The vesting date may accelerate if we achieve specific performance objectives. If the officer or employee leaves us prior to the vesting date for any reason, the officer or employee generally will forfeit the

                         MAPICS, INC. AND SUBSIDIARIES

PARS shares, which will be returned to us. Once the PARS shares have vested, they become unrestricted and may be transferred and sold like any other shares of common stock.

   We recognize compensation expense over the performance period based on the grant date fair value of the performance-based stock awards issued to officers and employees. During fiscal 1998 and fiscal 1999, we recognized compensation expense of $231,000 and $251,000, respectively, related to performance-based stock awards.

   The Directors Plan. The MAPICS, Inc. 1998 Non-Employee Director Stock Option Plan allows us to issue non-qualified stock options to purchase up to 310,000 shares of common stock to eligible members of the board of directors who are neither our employees nor our officers. In general, the exercise price specified in the agreement relating to each non-qualified stock option granted under the Directors Plan is required to be the fair market value of the common stock at the date of grant. Subject to specific provisions, stock options granted under the Directors Plan become exercisable in various increments over a period of one to four years, provided that the optionee has continuously served as a member of the board of directors through the vesting date. The stock options granted under the Directors Plan expire ten years from the date of grant.

   The Directors Incentive Plan. The 1998 Non-Employee Directors Stock Incentive Plan provides for the issuance of common stock, deferred rights to receive common stock and non-qualified stock options to purchase up to 60,000 shares of common stock to eligible members of the board of directors who are neither our employees nor our officers. During fiscal 1998 and fiscal 1999, we issued 1,562 and 1,765 shares of common stock, respectively, under the Directors Incentive Plan.

   The 1987 Plan. Prior to its expiration on December 31, 1996, the Marcam Corporation 1987 Stock Plan allowed us to grant ISO's to our employees and non-qualified stock options and stock awards to our officers, employees and consultants. In general, the exercise price specified in the agreement relating to each ISO granted under the 1987 Plan was required to be not less than the fair market value of the common stock as of the date of grant. Subject to specific provisions, stock options granted under the 1987 Plan were fully exercisable on the date of grant or became exercisable thereafter in installments specified by the board of directors. The stock options granted under the 1987 Plan expire on dates specified by the board of directors not to exceed a period of ten years from the date of grant.

   The 1994 Plan. Prior to its discontinuation in February 1998, the Marcam Corporation 1994 Stock Plan allowed us to grant ISO's to our employees and non-qualified stock options and stock awards to our officers, employees and consultants. In general, the exercise price specified in the agreement relating to each ISO granted under the 1994 Plan was required to be not less than the fair market value of the common stock as of the date of grant. The 1994 Plan required non-qualified stock options to be granted with an exercise price that was not less than the minimum legal consideration required under applicable state law. Subject to specific provisions, stock options granted under the 1994 Plan were fully exercisable on the date of grant or became exercisable after the date of grant in installments specified by the board of directors. The stock options granted under the 1994 Plan expire on dates specified by the board of directors not to exceed a period of ten years from the date of grant.

   The 1998 ESPP. Under the MAPICS, Inc. 1998 Employee Stock Purchase Plan we are authorized to issue up to 700,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. The 1998 ESPP is a qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the 1998 ESPP, employees, excluding those owning 5 percent or more of the common stock, can choose every six months to have up to 10 percent of their base and bonus earnings withheld to purchase common stock, subject to limitations. The purchase price of the common stock is 85 percent of the lower of its beginning-of-period or end-of-period market price. We refer to options granted under the 1998 ESPP as look-back options.

                         MAPICS, INC. AND SUBSIDIARIES

   Under the 1998 ESPP, we sold 81,246, 30,973 and 39,176 shares of common stock to employees during fiscal 1997, fiscal 1998 and fiscal 1999, respectively. The statements of shareholders' equity and cash flows for periods prior to the Distribution do not reflect employee stock purchases under the employee stock purchase plan.

   At September 30, 1998 and 1999, we had available for issuance under the 1998 ESPP 185,184 and 146,008 shares, respectively. The 1998 ESPP expires on December 31, 2007.

   Additional Stock Option Grants. During prior fiscal years, the board of directors authorized the issuance of stock options to purchase 25,260 shares of common stock, which we granted outside of the existing stock option plans.

   Except for the look-back options issued under the 1998 ESPP, all stock options granted under our stock-based compensation plans, as well as those stock options granted outside our stock-based compensation plans, were granted at exercise prices not less than the fair market value of the common stock at the date of grant.

   The following table reflects the activity and historical weighted average exercise prices of our stock options for the periods from September 30, 1996 through July 29, 1997, the date of the Distribution. As of July 29, 1997, in connection with the Distribution, we adjusted, as previously described, the exercise prices of the then outstanding stock options. For periods after the Distribution, the table presents the weighted average exercise prices, as adjusted where necessary for the Distribution.

                                              Number of Shares Weighted Average
                                               Under Options   Exercise Price($)
                                              ---------------- ----------------
Balance as of September 30, 1996.............    2,109,479          15.28
  Granted....................................      783,870          12.50
  Exercised..................................      (43,803)          8.80
  Canceled/expired...........................     (247,985)         13.37
                                                 ---------
Balance as of July 29, 1997..................    2,601,561          14.74(1)
  Granted....................................      984,424          10.07
  Exercised..................................      (52,034)          8.59
  Canceled/expired...........................      (71,555)          9.67
                                                 ---------
Balance as of September 30, 1997.............    3,462,396          10.83
  Granted....................................      338,100          16.09
  Exercised..................................     (359,462)          9.18
  Canceled/expired...........................     (310,892)         11.17
                                                 ---------
Balance as of September 30, 1998.............    3,130,142          11.55
  Granted....................................      925,089           8.69
  Exercised..................................     (129,948)          9.85
  Canceled/expired...........................     (319,846)         12.88
                                                 ---------
Balance as of September 30, 1999.............    3,605,437          10.76
                                                 =========

--------
(1) The weighted average exercise price of the stock options outstanding as of July 29, 1997 was $11.04, as adjusted for the Distribution.

                         MAPICS, INC. AND SUBSIDIARIES

   The following table summarizes information about the stock options outstanding at September 30, 1999:

                               Stock Options Outstanding    Stock Options Exercisable
                             ------------------------------ ----------------------------
                                        Weighted
                                         Average   Weighted                  Weighted
                                        Remaining  Average                   Average
                                       Contractual Exercise                  Exercise
Range of Exercise Prices      Number      Life      Price      Number         Price
------------------------     --------- ----------- -------- -------------- -------------
        $ 4.19--4.45....       420,000     9.5      $ 4.24             --   $       --
          6.56--8.96....       702,777     7.1        8.03         420,213         8.15
          9.20--11.45...     1,532,556     7.1       10.17         954,292        10.21
         12.20--14.83...       266,761     4.5       13.50         208,661        13.65
         15.21--17.75...       468,993     2.9       16.90         431,118        16.89
         18.00--20.69...       120,150     8.6       18.65          29,725        18.59
         21.94--22.50...        94,200     8.9       22.09           8,250        22.37
                             ---------                      --------------
                             3,605,437                           2,052,259
                             =========                      ==============

 Pro Forma Information

   We apply APB Opinion No. 25 and related interpretations in accounting for our stock option plans and employee stock purchase plan and have adopted the disclosure-only provisions of SFAS No. 123. In general, we have not recognized compensation expense for stock options granted to our directors, officers or employees under our stock-based compensation plans. If we did recognize compensation cost for stock options issued to our directors, officers and employees as prescribed in SFAS No. 123, we would have reduced our net income, net income per common share (basic) and net income per common share (diluted) as follows (in thousands, except per share data):

                                                        Fiscal Years Ended
                                                           September 30,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
  Net income, as reported............................ $29,116  $18,728  $13,199
  Pro forma effect of SFAS 123.......................    (886)  (1,063)  (1,748)
                                                      -------  -------  -------
  Pro forma net income............................... $28,230  $17,665  $11,451
                                                      =======  =======  =======
  Basic EPS, as reported............................. $  1.79  $  1.01  $  0.70
  Pro forma effect of SFAS 123.......................   (0.05)   (0.06)   (0.09)
                                                      -------  -------  -------
  Pro forma basic EPS................................ $  1.74  $  0.95  $  0.61
                                                      =======  =======  =======
  Diluted EPS, as reported........................... $  1.47  $  0.81  $  0.62
  Pro forma effect of SFAS 123.......................   (0.04)   (0.05)   (0.08)
                                                      -------  -------  -------
  Pro forma diluted EPS.............................. $  1.43  $  0.76  $  0.54
                                                      =======  =======  =======

   For the purpose of calculating pro forma expense for fiscal 1997 under the method proscribed by SFAS No. 123, we considered only those stock options granted to our directors, officers, employees and consultants. We did not include stock options granted to directors, officers, employees or consultants of Marcam Solutions. The pro forma effects of SFAS No. 123 on net income for the periods presented are not representative of the effect on reported net income for future years.

                         MAPICS, INC. AND SUBSIDIARIES

   We estimated the fair value of the options granted under the stock option plans at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      Fiscal Years Ended
                                                        September 30,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
  Weighted average grant date fair value of op-
   tions.........................................    $5.56     $6.41     $8.69
  Dividend yield.................................        0%        0%        0%
  Expected volatility............................       55%       50%       73%
  Risk-free interest rate........................     5.99%     5.52%     5.06%
  Expected life of options.......................  5 years   5 years   5 years

   We estimated the fair value of the look-back options granted under the 1998 ESPP at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                    Fiscal Years Ended
                                                       September 30,
                                               -------------------------------
                                                 1997       1998       1999
                                               ---------  ---------  ---------
  Weighted average grant date fair value of
   options....................................     $4.37      $3.73      $4.37
  Dividend yield..............................         0%         0%         0%
  Expected volatility.........................        55%        50%        73%
  Risk-free interest rate.....................      5.54%      5.52%      4.75%
  Expected life of options....................  6 months   6 months   6 months


 Treasury Stock

   In fiscal 1998 and fiscal 1999, we purchased 128,600 and 2,953,800 shares of common stock for $1,281,000 and $24,266,000, respectively, pursuant to stock repurchase plans that our board of directors authorized. In fiscal 1999, we retired 128,600 shares of treasury stock with a cost of $1,281,000.

12. Employee Benefit Plans

 Retirement Plan

   We have a defined contribution 401(k) retirement plan covering substantially all of our employees in the United States. Under this plan, eligible employees may contribute a portion of their salary until retirement. We match a portion of the employees' contributions and pay the administration costs of the plan. We incurred total expenses under this plan of $185,000, $443,000 and $594,000 in fiscal 1997, fiscal 1998 and fiscal 1999, respectively.

 Group Medical Plan

   We have a partially self-insured group medical plan to which both we and eligible employees are required to make contributions. The plan is administered by a third party who reviews all claims filed and authorizes the payment of benefits. We expense medical claims as they are incurred, and we recognize a liability for claims incurred but not reported. As of September 30, 1998 and 1999, we had a reserve of $550,000 for medical claims.

13. Operating Segments and Geographic Information

   SFAS No. 131 defines operating segments as components of an enterprise about which separate financial data are available and are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker, for this purpose, is our president and chief executive officer who acts with the support of other executive officers and senior vice presidents. We have one operating segment that consists of developing, marketing, licensing and supporting business software

                         MAPICS, INC. AND SUBSIDIARIES
that is marketed and delivered to manufacturing enterprises worldwide. Our principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of the United States include EMEA, LAAP and Canada.

   We regularly prepare and evaluate separate financial information for each of our principal geographic areas, including (1) North America, (2) EMEA and
(3) LAAP. In evaluating financial performance, we focus on operating profit as a measure of a geography's profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of some corporate expenses. We include our corporate division in the presentation of reportable segment information because some of the income and expense of this division are not allocated separately to the operating segments. We generally do not evaluate assets by geography, except for accounts receivable.

   The following tables include financial information related to our operating segments and geographic areas (in thousands):

                          NORTH
                         AMERICA  EMEA    LAAP   CORPORATE ELIMINATIONS  TOTAL
FISCAL 1997:             ------- ------- ------- --------- ------------ --------
  Revenues from
   unaffiliated
   customers............ $73,109 $18,632 $ 3,663  $  --      $   --     $ 95,404
  Transfers between
   geographic areas.....   1,540     --      --      --       (1,540)        --
                         ------- ------- -------  ------     -------    --------
 Total revenues.........  74,649  18,632   3,663     --       (1,540)     95,404
                         ======= ======= =======  ======     =======    ========
 Income from
  operations............  21,571   2,152     909    (883)       (419)     23,330
 Interest income........                                                      45
 Interest expense.......                                                    (263)
                                                                        --------
 Income before income
  tax expense
  (benefit).............                                                  23,112
                                                                        ========
 Depreciation and
  amortization..........   6,386     185      15     516         --        7,102
 Accounts receivable,
  net (at year end).....  22,307   5,777   1,980     300         --       30,364
 FISCAL 1998:
 Revenues from
  unaffiliated
  customers............. $91,595 $27,203 $10,943  $  --      $   --     $129,741
 Transfers between
  geographic areas......     --      --      --      --          --          --
                         ------- ------- -------  ------     -------    --------
 Total revenues.........  91,595  27,203  10,943     --          --      129,741
                         ======= ======= =======  ======     =======    ========
 Income from
  operations............  23,059   8,352   2,523  (4,242)        --       29,692
 Interest income........                                                     816
 Interest expense.......                                                     (56)
                                                                        --------
 Income before income
  tax expense
  (benefit).............                                                  30,452
                                                                        ========
 Depreciation and
  amortization..........   8,662     191      20     516         --        9,389
 Accounts receivable,
  net (at year end).....  26,600   6,709   2,570     --          --       35,879
 FISCAL 1999:
 Revenues from
  unaffiliated
  customers............. $95,097 $27,769 $11,852  $  --      $   --     $134,718
 Transfers between
  geographic areas......     --      --      --      --          --          --
                         ------- ------- -------  ------     -------    --------
 Total revenues.........  95,097  27,769  11,852     --          --      134,718
                         ======= ======= =======  ======     =======    ========
 Income from
  operations............  17,723   5,461     752  (4,276)        --       19,660
 Interest income........                                                   1,887
 Interest expense.......                                                     (86)
                                                                        --------
 Income before income
  tax expense
  (benefit).............                                                  21,461
                                                                        ========
 Depreciation and
  amortization..........   9,569     250      36     516         --       10,371
 Accounts receivable,
  net (at year end).....  22,936   4,140   3,704      24         --       30,804

                         MAPICS, INC. AND SUBSIDIARIES

   The information presented above may not be indicative of results if the geographic areas were independent organizations. No single customer accounts for more than 10% of our revenues. We eliminate transfers between geographic areas in the preparation of the consolidated financial statements.

                                                      FISCAL   FISCAL   FISCAL
                                                       1997     1998     1999
                                                      ------- -------- --------
   Revenues from unaffiliated customers:
     United States..................................  $73,109 $ 86,896 $ 91,705
     Foreign countries..............................   22,295   42,845   43,013
                                                      ------- -------- --------
                                                      $95,404 $129,741 $134,718
                                                      ======= ======== ========
   Long-lived assets:
     United States..................................  $ 3,354 $  4,579 $  5,291
     Foreign countries..............................      208      459      728
                                                      ------- -------- --------
                                                       $3,562 $  5,038 $  6,019
                                                      ======= ======== ========

   No single foreign country had a material portion of total revenues from unaffiliated customers or total long-lived assets. Long-lived assets consist of property and equipment.

14. RELATIONSHIP WITH MARCAM CORPORATION

   We have included allocations from Marcam Corporation of corporate marketing expenses and corporate administrative functions, including data services, employee benefits, legal, insurance, accounting and other corporate overhead, in the selling and marketing and general and administrative expense categories in our statements of operations for all periods prior to the Distribution. The amounts allocated to us for the period from October 1, 1996 through July 29, 1997 were as follows (in thousands):

   Selling and marketing............................................... $   219
   General and administrative..........................................   2,030
                                                                        -------
                                                                        $ 2,249
                                                                        =======

   The activity in the net transfers to Marcam Corporation account, included in divisional equity, for the period from October 1, 1996 through July 29, 1997, was as follows (in thousands):

   Marcam Corporation services and other corporate charges........... $  2,249
   Domestic and foreign income taxes.................................    7,075
   Cash transfers, net...............................................  (15,883)
                                                                      --------
     Net transfers to Marcam Corporation............................. $ (6,559)
                                                                      ========

   The financial statements do not reflect interest charged to the MAPICS business for these transactions or for any debt held by Marcam Corporation.

                         MAPICS, INC. AND SUBSIDIARIES

15. Relationship with Marcam Solutions

   In connection with the Distribution, we entered into various agreements with Marcam Solutions which govern specific aspects of our relationship on an ongoing basis that may be material to the conduct of our business, including indemnification obligations related to the Distribution. These agreements would have a material adverse effect on our business, financial condition and results of operations if these agreements result in significant liabilities to us. Further, because prior to the Distribution the business conducted by Marcam Solutions was conducted through Marcam Corporation, we may be liable for the obligations of Marcam Solutions if, for any reason, they are unable to satisfy those liabilities. We are not aware of any liability that exists under these agreements.

16. Supplemental Disclosure of Cash Flow Information

 Payments for Income Taxes and Interest

   Net transfers to Marcam Corporation include income taxes paid by the MAPICS business to Marcam Corporation for all periods prior to the Distribution. Income taxes included in net transfers to Marcam Corporation for the period from October 1, 1996 through July 29, 1997 were $7,075,000. In fiscal 1998 and fiscal 1999, we made cash payments for income taxes of $1,866,000 and $3,921,000, respectively.

   In fiscal 1997, fiscal 1998 and fiscal 1999, we made cash payments for interest of $254,000, $51,000 and $88,000, respectively.

 Non-cash Investing and Financing Activities

   Non-cash investing and financing activities are summarized below (in thousands):

                                                           Fiscal Years Ended
                                                              September 30,
                                                           -------------------
                                                            1997   1998  1999
                                                           ------- ---- ------
Retirement of treasury stock.............................. $   --  $--  $1,281
Expense for stock-based awards............................     --   260    397
Tax benefit associated with the exercise of stock options
 and stock awards.........................................     544  903    267
Conversion of preferred stock.............................     --   --     150
Assumption of Marcam Corporation's capital stock..........     440  --     --
Assumption of Marcam Corporation's subordinated notes.....  25,000  --     --

17. Subsequent Event

   On December 15, 1999, we announced the execution of a definitive agreement to purchase Pivotpoint, Inc. for $48.0 million in cash. Pivotpoint is a leading provider of extended enterprise applications to mid-sized manufacturing and distribution companies. We will account for the acquisition as a purchase. Accordingly, we will allocate the purchase price to the net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition. We may also allocate a portion of the purchase price to in-process research and development projects of the acquired business, which we would expense immediately in the period of acquisition. We will allocate the balance of the purchase price to goodwill. We are currently in the process of preparing the purchase price allocation and determining the useful lives of the assets acquired. We anticipate closing the acquisition by February 2000.

   We have arranged to finance a significant portion of the purchase price and costs associated with the transaction with borrowings from a bank under a term loan and revolving credit facility. This new arrangement will replace our current bank credit facility and will consist of a $40.0 million term loan and a $15.0 million revolving credit facility.

Supplemental Financial Information

 Selected Quarterly Financial Data (Unaudited)

   The following quarterly information is unaudited and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the operating results for each quarter (in thousands):

                                         First  Second   Third  Fourth
                                        Quarter Quarter Quarter Quarter  Total
                                        ------- ------- ------- ------- --------
Fiscal 1998:
  Total revenues....................... $29,594 $29,008 $32,016 $39,123 $129,741
  Income before income tax expense.....   7,540   5,871   6,566  10,475   30,452
    Net income.........................   4,637   3,611   4,044   6,436   18,728
Fiscal 1999:
  Total revenues....................... $38,461 $30,263 $32,065 $33,929 $134,718
  Income before income tax expense.....   9,792   3,270   3,924   4,475   21,461
    Net income.........................   6,022   2,011   2,414   2,752   13,199

   We have experienced fluctuations in our quarterly operating results and anticipate that these fluctuations will continue and may intensify.

   With the exception of the results for the first quarter, the results for fiscal 1999 reflect an industry-wide slowdown in demand for software products and services like those that we offer. We believe this slowdown is a result of increased focus by companies on the Year 2000 issue, which appears to have resulted in a delay in ERM purchasing decisions. However, other factors, including global economic conditions and increased competition, also contributed to the overall slowdown in revenue growth. Although we cannot predict any future increase or decrease in demand that may result from the Year 2000 issue, we believe that the decline in license revenue will most likely continue through the remainder of calendar 1999 and into calendar 2000.

   We recorded two non-recurring items in the fourth quarter of fiscal 1999:
(1) we wrote off $1.4 million of capitalized software development costs due to a change in product development approach; and (2) we recognized interest income of $680,000 related to federal income tax refunds due to us.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   We will provide information relating to our directors under the captions "Proposal 1--Election of Directors--Nominees" and "--Information Regarding Nominees and Continuing Directors" in our proxy statement for our 2000 annual meeting of shareholders to be held on February 10, 2000. We will provide information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement. All of that information is incorporated in this Item 10 by reference. We will file the proxy statement for our 2000 annual meeting of shareholders with the SEC within 120 days after September 30, 1999.

   The following information about our executive offices is as of September 30, 1999:

  Richard C. Cook, age 52, has been our President and Chief Executive Officer and a director since August 1997. From July 1996 to August 1997, Mr. Cook was Senior Vice President and General Manager of our MAPICS Business Group, and from October 1994 to July 1996, he was Vice President and General Manager of our MAPICS Business Group. Mr. Cook was the President, Chief Executive Officer and Chairman of the Board of our former subsidiary, Mapics, Inc., from February 1993 to September 1994. Mr. Cook was Director of IBM's Atlanta Software Development Laboratory from March 1990 to February 1993 and Director of its Corporate Computer Integrated Manufacturing Project Office from March 1988 to April 1990. Mr. Cook is also a director of the American Electronics Association and Chairman of its Southeast Regional Council.

  William J. Gilmour, age 44, has been our Chief Financial Officer, Vice President of Finance and Treasurer since August 1997. From October 1994 to August 1997, Mr. Gilmour was Controller of our MAPICS Business Group. From January 1993 to September 1994, Mr. Gilmour was Controller of our former Mapics, Inc. subsidiary. From November 1991 to January 1993, Mr. Gilmour was Controller of our former subsidiary Marcam Canada Corporation. Before joining us, Mr. Gilmour was Corporate Controller of Madison Chemical Industries, a specialty chemical manufacturer. Mr. Gilmour received his Chartered Accountant designation from the Canadian Institute of Chartered Accountants in 1980.

  Martin D. Avallone, age 38, has been our Vice President, General Counsel and Secretary since October 1998. From July 1997 through September 1998, Mr. Avallone was our General Counsel and Secretary. From May 1986 though July 1997, Mr. Avallone held various legal positions within IBM.

Item 11. Executive Compensation.

   We will provide information relating to executive compensation under the captions "Proposal 1--Election of Directors--Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the proxy statement. That information is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   We will provide information regarding ownership of our common stock by specified persons under the caption "Stock Ownership" in the proxy statement. That information is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions.

   Not applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Consolidated Financial Statements

   Our consolidated financial statements listed below are set forth in Item 8 of this report:

                                                                          Page
                                                                          ----
   Report of Independent Accountants.....................................  42
   Consolidated Balance Sheets as of September 30, 1998 and 1999.........  43
   Consolidated Statements of Operations for the years ended September
    30, 1997, 1998 and 1999..............................................  44
   Consolidated Statements of Shareholders' Equity for the years ended
    September 30, 1997,
    1998 and 1999........................................................  45
   Consolidated Statements of Cash Flows for the years ended September
    30, 1997, 1998 and 1999..............................................  46
   Notes to Consolidated Financial Statements............................  47
   Supplemental Financial Information....................................  68

2. Financial Statement Schedules

   We have omitted all schedules to our consolidated financial statements because they are not required under the related instructions or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

3. Exhibits

   The following exhibits either (i) are filed with this report or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated in Item 14 by reference to those prior filings. Previously filed registration statements and reports which are incorporated by reference are identified in the column captioned "SEC Document Reference." We will furnish any exhibit upon request to Martin D. Avallone, our Vice President, General Counsel and Secretary, 1000 Windward Concourse Parkway, Alpharetta, Georgia 30005. We charge $.50 per page to cover expenses of copying and mailing.

 Exhibit
   No.                    Description                         SEC Document Reference
 -------                  -----------                         ----------------------
  2.1      Agreement and Plan of Merger dated as of  Exhibit 2.1 to Quarterly Report on Form
           March 30, 1998 between MAPICS, Inc, a     10-Q dated May 14, 1998
           Massachusetts corporation, and MAPICS,
           Inc., a Georgia corporation
  2.2+     Agreement and Plan of Merger dated as of
           December 15, 1999 by and among MAPICS,
           Inc., MAPICS Merger Corp. and
           Pivotpoint, Inc.
  3.1      Articles of Incorporation                 Exhibit 4.1 to Registration Statement on
                                                     Form 8-A dated March 31, 1998, as
                                                     amended by Form 8-A/A dated August 21,
                                                     1998
  3.2      By-laws                                   Exhibit 4.2 to Registration Statement on
                                                     Form 8-A dated March 31, 1998, as
                                                     amended by Form 8-A/A dated August 21,
                                                     1998
  4.1      Specimen certificate representing the     Exhibit 3 to Registration Statement on
           common                                    Form 8-A dated March 31, 1998, as
           stock                                     amended by Form 8-A/A dated August 21,
                                                     1998

 Exhibit
   No.                           Description                         SEC Document Reference
 -------                         -----------                         ----------------------
   4.2            Amended and Restated Rights Agreement     Exhibit 4 to Registration Statement on
                  dated as of March 30, 1998 among MAPICS,  Form 8-A dated March 31, 1998, as
                  Inc., a Georgia corporation, MAPICS,      amended by Form 8-A/A dated August 21,
                  Inc., a Massachusetts corporation, and    1998
                  BankBoston, N.A., as its rights agent,
                  which includes as Exhibit A the terms of
                  the Series F Preferred Stock, as Exhibit
                  B the Form of Rights Certificate and as
                  Exhibit C the Form of Summary of Rights
                  to Purchase Preferred Stock
  10.1*           1990 Employee Stock Purchase Plan, as     Exhibit 10.21 to Annual Report on Form
                  amended and restated                      10-K for the fiscal year ended September
                                                            30, 1991
  10.2*           Deferred Compensation Plan for Non-       Exhibit 10.22 to Annual Report on Form
                  Employee Directors, as amended and        10-K for the fiscal year ended September
                  restated                                  30, 1991
          10.3    Note and Warrant Purchase Agreement       Exhibit 10.1 to Quarterly Report on Form
                  entered into by Marcam Corporation and    10-Q dated May 12, 1994, as amended by
                  each of The Northwestern Mutual Life      Form 10-Q/A dated October 6, 1994
                  Insurance Company, John Hancock Mutual
                  Life Insurance Company and John Hancock
                  Life Insurance Company of America dated
                  as of May 12, 1994
  10.4            Amendment Agreement dated as of August    Exhibit 10.1 to Quarterly Report on Form
                  19, 1994 by and among the Registrant,     10-Q dated August 22, 1994
                  The Northwestern Mutual Life Insurance
                  Company, John Hancock Mutual Life
                  Insurance Company and John Hancock Life
                  Insurance Company of America
  10.5            Amendment Agreement dated as of July 29,  Exhibit 10.36 to Annual Report on Form
                  1995 by and among the Registrant, The     10-K for the fiscal year ended September
                  Northwestern Mutual Life Insurance        30, 1994, as amended
                  Company, John Hancock Mutual Life
                  Insurance Company and John Hancock Life
                  Insurance Company of America
  10.6            Amendment Agreement dated as of           Exhibit 10.4 to Registration Statement,
                  September 29, 1995 by and among the       No. 33-90670
                  Registrant, The Northwestern Mutual Life
                  Insurance Company, John Hancock Mutual
                  Life Insurance Company and John Hancock
                  Life Insurance Company of America and
                  Barnett & Co.
  10.7            Amendment Agreement dated as of November  Exhibit 10.31 to Annual Report on Form
                  14, 1995 by and among the Registrant,     10-K for the fiscal year ended September
                  The Northwestern Mutual Life Insurance    30, 1995, as amended
                  Company, John Hancock Mutual Life
                  Insurance Company and John Hancock
                  Insurance Company of America and Barnett
                  & Co.
  10.8            Amendment Agreement dated as of December  Exhibit 10.38 to Annual Report on Form
                  15, 1995 by and among the Registrant,     10-K for the fiscal year ended September
                  The Northwestern Mutual Life Insurance    30, 1995, as amended
                  Company, John Hancock Mutual Life
                  Insurance Company, John Hancock Life
                  Insurance Company of America and Barnett
                  & Co.

 Exhibit
   No.                    Description                         SEC Document Reference
 -------                  -----------                         ----------------------
 10.9      Letter dated March 29, 1996 to            Exhibit 10.1 to Quarterly Report on Form
           Northwestern Mutual Life Insurance        10-Q dated May 14, 1996
           Company, John Hancock Life Insurance
           Company of America and Barnett & Co.
           from Marcam Corporation
 10.10     Amendment and Waiver Agreement dated as   Exhibit 10.1 to Quarterly Report on Form
           of July 16, 1996 by and among the         10-Q dated August 14, 1996
           Registrant, The Northwestern Mutual Life
           Insurance Company, John Hancock Mutual
           Life Insurance Company, John Hancock
           Life Insurance Company of America and
           Barnett & Co.
 10.11     Convertible Preferred Stock Purchase      Exhibit 10.2 to Current Report on Form
           Agreement dated September 20, 1995 by     8-K dated September 29, 1995
           and among Marcam Corporation, General
           Atlantic Partners 21, L.P. GAP
           Coinvestment Partners, L.P. and The
           Northwestern Mutual Life Insurance
           Company
 10.12     Convertible Preferred Stock and Warrant   Exhibit 10.1 to Current Report on Form
           Purchase Agreement dated July 19, 1996    8-K dated July 23, 1996
           among Marcam Corporation, General
           Atlantic Partners 32, L.P. and GAP
           Coinvestments Partners, L.P., including
           the form of Marcam Corporation Common
           Stock Purchase Warrants
 10.13     Amended and Restated Registration Rights  Exhibit 10.2 to Current Report on Form
           Agreement dated July 23, 1996 by and      8-K dated July 23, 1996
           among Marcam Corporation, General
           Atlantic Partners 21, L.P., General
           Atlantic Partners 32, L.P., GAP
           Coinvestment Partners, L.P. and The
           Northwestern Mutual Life Insurance
           Company
 10.14     Distribution Agreement between Marcam     Exhibit 2 to Amendment No. 1 to
           Solutions, Inc. and Marcam Corporation    Registration Statement on Form 10, No.
                                                     000-22841, of Marcam Solutions, Inc.
                                                     dated July 22, 1997
 10.15     Tax Sharing Agreement between Marcam      Exhibit 10.2 to Amendment No. 1 to
           Solutions, Inc. and Marcam Corporation    Registration Statement on Form 10, No.
                                                     000-22841, of Marcam Solutions, Inc.
                                                     dated July 22, 1997
 10.16     General Services Agreement between        Exhibit 10.1 to Amendment No. 1 to
           Marcam Solutions, Inc. and Marcam         Registration Statement on Form 10, No.
           Corporation                               000-22841, of Marcam Solutions, Inc.
                                                     dated July 22, 1997
 10.17+    Amended and Restated Revolving Credit
           and Term Loan Agreement dated as of
           August 4, 1997 among MAPICS, Inc.,
           BankBoston, N.A. and the other lending
           institutions set forth on Schedule I
           thereto, and BankBoston, N.A., as agent
 10.18     Security Agreement dated August 4, 1997   Exhibit 10.2 to Current Report on Form
           between MAPICS, Inc. and BankBoston N.A.  8-K dated August 12, 1997 as agent
 10.19     Revolving Credit Note in the principal    Exhibit 10.3 to Current Report on Form
           amount of $15,000,000 dated August 4,     8-K
           1997                                      dated August 12, 1997

 Exhibit
   No.                    Description                         SEC Document Reference
 -------                  -----------                         ----------------------
 10.20*    1994 Stock Plan, as amended and restated  Exhibit 4.4 to Registration Statement on
                                                     Form S-8, No. 333-02158
 10.21*    1987 Stock Plan, as amended and restated  Exhibit 10.33 to Annual Report on Form
                                                     10-K for the fiscal year ended September
                                                     30, 1996
 10.22*    1991 Non-Employee Director Stock Option   Exhibit 10.34 to Annual Report on Form
           Plan, as amended and restated             10-K for the fiscal year ended September
                                                     30, 1996
 10.23*    Memoranda regarding Compensation Plans    Exhibit 10.40 to Annual Report on Form
           for fiscal 1997 from MAPICS to each of    10-K for the fiscal year ended September
           Messrs. Cook, Aery and Gilmour            30, 1997
 10.24*    1998 Non-Employee Director Stock Option   Exhibit 99.1 to Registration Statement
           Plan                                      on Form S-8, No. 333-48989
 10.25*    1998 Non-Employee Director Stock          Exhibit 99.2 to Registration Statement
           Incentive Plan                            on Form S-8, No. 333-48989
 10.26*    1998 Long-Term Incentive Plan             Exhibit 99.3 to Registration Statement
                                                     on Form S-8, No. 333-48989
 10.27*    1998 Employee Stock Purchase Plan         Exhibit 99.4 to Registration Statement
                                                     on Form S-8, No. 333-48989
 10.28*    Amendment No. 1 to 1998 Long-Term         Exhibit 10.45 to Quarterly Report on
           Incentive Plan dated May 5, 1998          Form 10-Q dated May 14, 1998
 10.29     Change of Control Employment Agreement    Exhibit 10.46 to Quarterly Report on
           by and between MAPICS, Inc. and Richard   Form 10-Q dated May 14, 1998
           C. Cook dated as of March 24, 1998
 10.30     Change of Control Employment Agreement    Exhibit 10.47 to Quarterly Report on
           by and between MAPICS, Inc. and Thomas    Form 10-Q dated May 14, 1998
           F. Aery dated as of March 31, 1998
 10.31     Change of Control Employment Agreement    Exhibit 10.48 to Quarterly Report on
           by and between MAPICS, Inc. and William   Form 10-Q dated May 14, 1998
           J. Gilmour dated as of March 31, 1998
 10.32     Change of Control Employment Agreement    Exhibit 10.36 to Annual Report on Form
           by                                        10-K for the fiscal year ended September
           and between MAPICS, Inc. and Martin       30, 1998
           Avallone
           dated as of March 27, 1998
 10.33     Sublease Agreement by and between         Exhibit 10.37 to Annual Report on Form
           General Electric Capital Corporation and  10-K for the fiscal year ended September
           MAPICS, Inc. dated as of October 29,      30, 1998
           1998
 10.34     Assignment and Assumption of Lease and    Exhibit 10.38 to Annual Report on Form
           Consent of Landlord by and among MAPICS,  10-K for the fiscal year ended September
           Inc., General Electric Capital            30, 1998
           Corporation and EOP-Lakeside Office,
           L.L.C. dated as of November 5, 1998,
           pertaining to the rental of premises in
           the 5775-D Glenridge Drive Building in
           Atlanta, Georgia, containing 47,902
           square feet

 xhibitE
  No.                    Description                         SEC Document Reference
-------                  -----------                         ----------------------
 10.35    Assignment and Assumption of Lease and    Exhibit 10.39 to Annual Report on Form
          Consent of Landlord by and among MAPICS,  10-K for the fiscal year ended September
          Inc., General Electric Capital            30, 1998
          Corporation and EOP-Lakeside Office,
          L.L.C. dated as of November 5, 1998,
          pertaining to the rental of premises
          described as Suites 100, 150 and 425 in
          the 5775-D Glenridge Drive Building in
          Atlanta, Georgia
 10.36    Assignment and Assumption of Lease and    Exhibit 10.40 to Annual Report on Form
          Consent of Landlord by and among MAPICS,  10-K for the fiscal year ended September
          Inc., General Electric Capital            30, 1998
          Corporation and EOP-Lakeside Office,
          L.L.C. dated as of November 5, 1998,
          pertaining to the rental of premises
          described as Suites 400 and 475 in the
          5775-D Glenridge Drive Building in
          Atlanta, Georgia
 10.37    Assignment and Assumption of Lease and    Exhibit 10.41 to Annual Report on Form
          Consent of Landlord by and among MAPICS,  10-K for the fiscal year ended September
          Inc., General Electric Capital            30, 1998
          Corporation and EOP-Lakeside Office,
          L.L.C. dated as of November 5, 1998,
          pertaining to the rental of premises
          described as Suite 105 in the 5775-D
          Glenridge Drive Building in Atlanta,
          Georgia
 10.38    Amendment No. 1 to the MAPICS, Inc. 1998  Exhibit 10.2 to Quarterly Report on Form
          Employee Stock Purchase Plan              10-Q dated August 12, 1999
 10.39+   Amendment No. 2 to the MAPICS, Inc. 1998
          Employee Stock Purchase Plan
 10.40+   Amendment to Convertible Preferred Stock
          Purchase Agreement Among MAPICS, Inc.,
          General Atlantic Partners 21, L.P., GAP
          Coinvestment Partners, L.P. and The
          Northwestern Mutual Life Insurance
          Company, dated as of August 4, 1999
 10.41+   Amendment to Convertible Preferred Stock
          and Warrant Purchase Agreement Among
          MAPICS, Inc., General Atlantic Partners
          32, L.P. and GAP Coinvestment Partners,
          L.P., dated as of August 4, 1999
 10.42+   Commitment of BankBoston, N.A. dated
          December 10, 1999 to provide financing
          in an aggregate amount up to $55,000,000
          to MAPICS, Inc.
 10.43+   Summary of Proposed Terms and Conditions
          for Proposed up to $60,000,000 Senior
          Secured Credit Facilities dated December
          10, 1999
 21+      Subsidiaries of the Registrant
 23.1+    Consent of PricewaterhouseCoopers LLP
 27.1+    Financial Data Schedule for the fiscal
          year ended
          September 30, 1999 (for SEC use only)

--------
*Compensatory management plan.
+Filed with this report.

(b) Reports on Form 8-K

   We filed a Current Report on Form 8-K dated August 9, 1999 reporting, pursuant to Item 5, the resignation of Stephen R. Reynolds from the board of directors.

   We filed a Current Report on Form 8-K dated December 15, 1999 reporting, pursuant to Items 5 and 7, that we announced the execution of a definitive agreement to purchase Pivotpoint, Inc.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 1999.

                                          MAPICS, Inc.

                                                   /s/ Richard C. Cook
                                          By: _________________________________
                                                      Richard C. Cook
                                              President and Chief Executive
                                                         Officer

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 1999.

             Signature                             Title
             ---------                             -----
       /s/ Richard C. Cook         President, Chief Executive Officer and
   ______________________________   Director
          Richard C. Cook
   /s/ George A. Chamberlain 3d    Director
   ______________________________
      George A. Chamberlain 3d
      /s/ Roger Heinen, Jr.        Director
   ______________________________
         Roger Heinen, Jr.
       /s/ Edward J. Kfoury        Director
   ______________________________
          Edward J. Kfoury
       /s/ Terry H. Osborne        Director
   ______________________________
          Terry H. Osborne
   /s/ H. Mitchell Watson, Jr.     Director
   ______________________________
      H. Mitchell Watson, Jr.
      /s/ William J. Gilmour       Vice President of Finance, Treasurer
   ______________________________   and Chief Accounting Officer
         William J. Gilmour

                           [MAPICS Logo Appears Here]