Form 10-Q
period 1999-12-31
MAPICS INC
filed 2000-02-14
CIK 848551

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q

                                ---------------

  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1999

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

    The number of shares of the registrant's common stock outstanding at February 9, 2000 was 17,727,812.

================================================================================

                                 MAPICS, Inc.
                         Quarterly Report on Form 10-Q
               For the Quarterly Period Ended December 31, 1999

                               TABLE OF CONTENTS

 Item                                                                    Page
Number                                                                  Number
------                                                                 --------
                        PART I - FINANCIAL INFORMATION

   1.     Financial Statements:

          Condensed Consolidated Balance Sheets as of December 31, 1999
            and September 30, 1999.........................................   3

          Condensed Consolidated Statements of Operations for the Three
            Months Ended December 31, 1999 and 1998........................   4

          Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended December 31, 1999 and 1998........................   5

          Notes to Condensed Consolidated Financial Statements.............   6

   2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   9

   3.     Quantitative and Qualitative Disclosures About Market Risk.......  18

                          PART II - OTHER INFORMATION

   4.     Submission of Matters to a Vote of Security Holders..............  19

   6.     Exhibits and Reports on Form 8-K.................................  20

          Signature........................................................  21

          Exhibit Index....................................................  22

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements

                         MAPICS, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                                             December 31,       September 30,
                                                                                 1999                1999
                                                                            -------------       -------------
                                                                               (Unaudited)
                                  ASSETS
   Current assets:
     Cash and cash equivalents...................................           $     25,244        $     21,351
     Accounts receivable, net of allowances of $1,785 at
        December 31, 1999 and $1,781 at September 30, 1999.......                 29,088              30,804
     Prepaid expenses and other current assets...................                  9,652               9,860
     Deferred income taxes, net..................................                  1,342               1,452
                                                                            -------------       -------------
             Total current assets................................                 65,326              63,467
     Property and equipment, net.................................                  6,296               6,019
     Computer software costs, net................................                 19,943              19,902
     Other intangible assets, net................................                  3,647               3,776
     Deferred income taxes, net..................................                  1,888               2,230
     Other assets................................................                    831                  --
                                                                            -------------       -------------
             Total assets........................................           $     97,931        $     95,394
                                                                            =============       =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable............................................           $      5,748        $      6,455
     Accrued expenses and other current liabilities..............                 20,403              21,681
     Deferred revenue............................................                 30,018              28,999
                                                                            -------------       -------------
             Total current liabilities...........................                 56,169              57,135
                                                                            -------------       -------------

   Commitments and contingencies

   Shareholders' equity:
     Preferred stock, $1.00 par value; 1,000 shares authorized Series D convertible preferred stock, 125 shares issued
         and outstanding (liquidation preference of $9,419)
         at December 31, 1999 and September 30, 1999.............                    125                 125
        Series E convertible preferred stock, 50 shares issued
          and outstanding (liquidation preference of $3,768) at
         December 31, 1999 and September 30, 1999................                     50                  50
     Common stock, $.01 par value; 90,000 shares authorized
         20,357 shares issued and 17,683 shares outstanding at
         December 31, 1999; 20,370 shares issued and 17,592
         shares outstanding at September 30, 1999................                    204                 204
     Additional paid-in capital..................................                 61,943              61,899
     Retained earnings (accumulated deficit).....................                    665              (1,667)
     Treasury stock-at cost, 2,674 shares at December 31, 1999
         and 2,778 shares at September 30, 1999..................                (21,225)            (22,352)
                                                                            -------------       -------------
             Total shareholders' equity..........................                 41,762              38,259
                                                                            -------------       -------------
             Total liabilities and shareholders' equity..........           $     97,931        $     95,394
                                                                            =============       =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                  December 31,
                                                                         -----------------------------
                                                                              1999            1998
                                                                         ------------     ------------
Revenue:
  License ..............................................                 $   14,480        $   22,973
  Services .............................................                     16,045            15,488
                                                                         ------------     ------------
          Total revenue ................................                     30,525            38,461
                                                                         ------------     ------------

Operating expenses:
  Cost of license revenue ................................                    3,335             3,595
  Cost of services revenue ...............................                    5,848             4,083
  Selling and marketing ..................................                   10,873            14,445
  Product development ....................................                    4,212             4,023
  General and administrative .............................                    2,450             2,916
                                                                         ------------     ------------
          Total operating expenses .......................                   26,718            29,062
                                                                         ------------     ------------

Income from operations ...................................                    3,807             9,399

Other:
Interest income ..........................................                      306               408
Interest expense .........................................                      (12)              (15)
                                                                         ------------     ------------

Income before income tax expense .........................                    4,101             9,792

Income tax expense .......................................                    1,579             3,770
                                                                         ------------     ------------

Net income ...............................................               $    2,522        $    6,022
                                                                         ============     ============

Net income per common share (basic) (Note 2) .............               $     0.14        $     0.31
                                                                         ============     ============

Weighted average number of common shares
     outstanding (basic) (Note 2) ........................                   17,602            19,490
                                                                         ============     ============

Net income per common share (diluted) (Note 2) ...........               $     0.13        $     0.26
                                                                         ============     ============
Weighted average number of common shares and common
     equivalent shares outstanding (diluted) (Note 2) ....                   19,781            23,527
                                                                         ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                  December 31,
                                                                         -----------------------------
                                                                              1999            1998
                                                                         ------------     ------------
Cash flows from operating activities:
  Net income .................................................           $    2,522        $   6,022
  Adjustments to reconcile net income to net cash
        provided by (used for) operating activities:
     Depreciation ............................................                  675              517
     Amortization ............................................                1,942            1,814
     Provision for bad debts .................................                   70              207
     Deferred income taxes ...................................                  543            3,684
     Deferred stock compensation .............................                 (109)              34
     Stock issued to directors ...............................                    9               15
                                                                         ------------     ------------
                                                                              5,652           12,293
     Changes in operating assets and liabilities:
       Accounts receivable ...................................                1,646           (6,934)
       Prepaid expenses and other current assets .............                  208             (272)
       Other assets ..........................................                 (511)            --
       Accounts payable ......................................                 (707)          (1,959)
       Accrued expenses and other current liabilities ........               (1,278)          (3,930)
       Deferred revenue ......................................                1,019             (447)
                                                                         ------------     ------------
          Net cash provided by (used for) operating activities                6,029           (1,249)
                                                                         ------------     ------------

Cash flows from investing activities:
       Purchases of property and equipment ...................                 (952)            (861)
       Additions to computer software costs ..................               (1,163)          (1,412)
       Purchases of computer software ........................                 (691)            (636)
       Prepayments of business acquisition costs .............                 (195)             --
                                                                         ------------     ------------
          Net cash used for investing activities .............               (3,001)          (2,909)
                                                                         ------------     ------------
Cash flows from financing activities:
       Proceeds from stock options exercised .................                  764              950
       Proceeds employee stock purchases .....................                  226              240
       Prepayment of debt costs ..............................                 (125)              --
                                                                         ------------     ------------
          Net cash provided by financing activities ..........                  865            1,190
                                                                         ------------     ------------
Net increase (decrease) in cash and cash equivalents .........                3,893           (2,968)
Cash and cash equivalents at beginning of period .............               21,351           33,442
                                                                         ------------     ------------

Cash and cash equivalents at end of period ...................           $   25,244        $  30,474
                                                                         ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1)  Basis of Presentation

     Except for the balance sheet as of September 30, 1999, the accompanying condensed consolidated financial statements are unaudited; however, in our opinion, these condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows as of the dates and for the periods indicated. We have prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted by the rules of the SEC applicable to quarterly reports on Form 10-Q, we have condensed these notes, and they do not contain all disclosures required by generally accepted accounting principles. While we believe that the disclosures presented are adequate to make these condensed consolidated financial statements not misleading, you should read these condensed consolidated financial statements in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 as filed with the SEC.

     We operate on a fiscal year ending September 30th. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The accompanying condensed financial statements are consolidated and consist of the condensed financial statements of MAPICS, Inc. and our wholly owned subsidiaries. We eliminated all significant intercompany accounts and transactions in the consolidation.

(2)  Net Income Per Common Share

     We apply Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires us to present "basic" and "diluted" earnings per share, or EPS, for all periods presented in the statements of operations. We compute basic EPS, which excludes dilution, by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would have occurred if holders of our preferred stock, common stock options and common stock warrants converted or exercised their holdings into common stock that then would have shared in our earnings. The following table presents the calculations of basic EPS and diluted EPS:

                                                                               Three Months Ended
                                                                                  December 31,
                                                                         -----------------------------
                                                                              1999            1998
                                                                         ------------     ------------
                                                                                 (In thousands,
                                                                            except per share data)
Numerator:
---------
Net income ..........................................................    $    2,522        $   6,022
                                                                         ============     ============

Denominator:
-----------
Weighted average number of common shares
   outstanding (denominator for net income per
   common share (basic)) ............................................        17,602           19,490
Common share equivalents:
    Convertible preferred stock .....................................         1,750            2,565
    Common stock options ............................................           263              782
    Common stock warrants ...........................................           166              690
                                                                         ------------     ------------
Weighted average number of common shares and common equivalent shares outstanding (denominator for net income per common
   share (diluted)) .................................................        19,781           23,527
                                                                         ============     ============

Net income per common share (basic) .................................    $     0.14       $     0.31
                                                                         ============     ============

Net income per common share (diluted) ...............................    $     0.13       $     0.26
                                                                         ============     ============

(3)  Operating Segments and Geographic Information

     In fiscal 1999, we adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This is the first interim period for which we have reported the operating segment and geographic information required by SFAS No. 131.

     The following table includes interim financial information for the three months ended December 31, 1999 and 1998 related to our operating segments and geographic areas. The information presented below may not be indicative of results if the geographic areas were independent organizations.

                                                    North
                                                   America     EMEA      LAAP    Corporate    Total
                                                   -------    ------    ------   ---------   -------
                                                                   (In thousands)
   Three Months Ended December 31, 1999:
   Revenues from unaffiliated customers........    $21,727    $6,812    $1,986   $   --      $30,525
                                                   -------    ------    ------   ---------   -------

   Income from operations......................      3,764       771        48      (776)      3,807
   Interest income.............................                                                  306
   Interest expense............................                                                  (12)
                                                                                             -------
   Income before income tax expense............                                              $ 4,101
                                                                                             =======

   Three Months Ended December 31, 1998:
   Revenues from unaffiliated customers........    $25,392    $9,009    $4,060   $   --      $38,461
                                                   -------    ------    ------   ---------   -------

   Income from operations......................      7,080     2,349       901      (931)      9,399
   Interest income.............................                                                  408
   Interest expense............................                                                  (15)
                                                                                             -------
   Income before income tax expense............                                              $ 9,792
                                                                                             =======

(4)  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for our fiscal year that begins on October 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including some derivative instruments that are embedded in other contracts, and for hedging activities. We generally do not enter into transactions involving derivatives, except that from time to time we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. However, these activities are not significant.

      Pursuant to the terms of our new term loan and revolving credit facility, we will be required to enter into an interest rate protection arrangement. The purpose of the interest rate protection arrangement is to reduce or limit our exposure to interest rate fluctuations. An interest rate protection arrangement may be considered a derivative. Accordingly, the adoption of SFAS No. 133 may affect our accounting for and disclosure of this interest rate protection arrangement in future periods. For additional information about our new term loan and revolving credit facility, see Note (5) below.

(5)  Subsequent Events

     Acquisition of Pivotpoint, Inc.

     On January 12, 2000, we acquired Pivotpoint, Inc. for $48.0 million in cash. Pivotpoint is a leading provider of extended enterprise applications to mid-sized manufacturing and distribution companies. We will account for the acquisition as a purchase during our second fiscal quarter ending March 31, 2000. Accordingly, we will allocate the purchase price to the net tangible assets and intangible assets acquired based on their estimated fair values at the date of acquisition. We may also allocate a portion of the purchase price to in-process research and development projects of the acquired business, which we would expense immediately in the period of acquisition. We will allocate the balance of the purchase price to goodwill. We are currently in the process of preparing the purchase price allocation and determining the useful lives of the assets acquired. Furthermore, we expect to record one-time restructuring charges related to the acquisition in the range of $8.0 million to $13.0 million before income taxes, consisting primarily of non-cash items.

    Debt Financing

     On January 12, 2000, in conjunction with our acquisition of Pivotpoint, we borrowed $40.0 million under a new term loan and revolving credit facility to finance a portion of the purchase price. We funded the remainder of the purchase price, the repayment of Pivotpoint's remaining debt and costs related to the transaction with available cash. This new borrowing arrangement replaced our previous bank credit facility and consists of a $40.0 million term loan and a $20.0 million revolving credit facility with a syndicate of banks. The term loan requires us to make eleven quarterly installment payments in varying amounts of principal beginning on July 1, 2000 and ending on December 31, 2002, the maturity date of the term loan. In addition, we must make quarterly payments of interest based on the lender's base rate or LIBOR plus a predetermined margin. However, we may be required under certain circumstances, based on our cash flows, to prepay all or a portion of the outstanding balance, or we may at our discretion without penalty elect, subject to some limitations, to prepay all or a portion of the outstanding balance. In addition, while amounts are outstanding under the term loan portion of the bank credit facility, we will be required to hedge a portion of our interest rate risk by entering into an interest rate protection arrangement.

     We can borrow, subject to some limitations, up to $20.0 million under the revolving credit portion of the bank credit facility. All borrowings outstanding under the revolving credit facility mature on January 12, 2004. In addition, we must pay a commitment fee for the unused portion of the revolving credit facility.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes contained in "Item 1. Financial Statements." This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 as filed with the SEC. The cautionary statements made in that Form 10-K are applicable to all related forward-looking statements wherever they appear in this report.

Results of Operations

    Acquisition of Pivotpoint, Inc.

     Our results of operations for the three months ended December 31, 1999 and 1998 presented in this report do not include the results of Pivotpoint, Inc. We completed our acquisition of Pivotpoint, which will be accounted for as a purchase, on January 12, 2000. Accordingly, we will begin to include the results of the acquired business from the date of acquisition forward.

     This strategic business combination enables us to immediately expand our integrated manufacturing solutions across multiple platforms, including Windows NT, UNIX, Linux and AS/400. In addition to MAPICS XA, our flagship enterprise resource management, or ERM, solution, we now provide the following advanced business systems to mid-sized manufacturers and distribution companies:

          . Point.Man, a powerful suite of extended enterprise applications designed to streamline business processes for manufacturing, customer service and financial reporting across multiple sites, business lines and countries. Point.Man provides the speed, Internet accessibility and tight integration mid-sized manufacturers expect, with broad functionality that can be implemented as required to meet the needs of rapidly growing companies;

          .    Thru-Put, an advanced planning and scheduling, or APS, system;
               and

          .    Maincor, an enterprise asset management, or EAM, system.

Following our acquisition of Pivotpoint, we now have 3,000 customers worldwide who have implemented our solutions.

     During the next several quarters, we will focus on integrating the Pivotpoint business, and we expect our results of operations to benefit from increased revenue resulting from to the transaction. We also expect that our acquisition of Pivotpoint will impact our business model. The cost structure related to the MAPICS business is designed so that a significant portion of our operating expenses varies in direct relation to our license revenue. These variable expenses include particularly product royalties, which are included in cost of license revenue, and commissions paid to affiliates, which are included in selling and marketing expenses. Furthermore, our affiliates typically provide implementation consulting and applications integration services for our customers. Accordingly, we record neither the service revenue associated with the work nor the costs associated with maintaining a consulting force. As a result of our acquisition of Pivotpoint, we believe:

          . the mix of revenue between license revenue and services revenue may change. Services revenue may increase as a percentage of total revenue because Pivotpoint has a group of employee consultants that performs implementation and customization services for its customers. Accordingly, we will record consulting revenue related to these services as they are performed;

          . the cost of services revenue may increase. Prior to the acquisition, our cost of services revenue principally included the costs of providing customer support. Following the acquisition, our cost of services revenue will include these costs plus (1) the additional costs of providing support for the Point.Man, Thru-Put and Maincor products and (2) the costs associated with maintaining a staff of consultants; and

          . selling costs may increase. Whereas our affiliates have historically sold the MAPICS products for a commission, Pivotpoint employs a direct sales force to sell its products. Although we are working to integrate the activities of our direct and indirect sales forces, a higher proportion of our total selling and marketing costs may be fixed.

     Furthermore, our results of operations for the remainder of fiscal 2000 and beyond may be negatively affected by the following items related to our acquisition of Pivotpoint:

          . during the three months ending March 31, 2000, we expect to record one-time restructuring charges related to the acquisition in the range of $8.0 million to $13.0 million before income taxes, consisting primarily of non-cash items;

          . although we are currently in the process of preparing the purchase price allocation and determining the useful lives of the assets acquired, we expect that a significant portion of the purchase price will be allocated to intangible assets and goodwill that will negatively impact future operating results through the recognition of amortization expense;

          . we financed a portion of the purchase price with borrowings from a syndicate of banks in the amount of $40.0 million. Interest expense and principal repayments associated with these borrowings will have a negative impact on our earnings and cash flows while the debt is outstanding; and

          . we will incur incremental operating expenses associated with the acquired business.

     We filed a Current Report on Form 8-K with the SEC dated January 12, 2000 reporting, pursuant to Items 2 and 7, our acquisition of Pivotpoint. At the time of filing, it was impractical for us to provide the financial statements of Pivotpoint and proforma financial information of the combined entities to the extent required. This information will be provided as soon as practicable but not later than March 27, 2000.

     Additional risks associated with this acquisition and other business combinations that we may transact are presented in Exhibit 99 to this report.

    Three Months Ended December 31, 1999 Versus Three Months Ended December 31, 1998

     Revenue. The following table shows information about our license revenue and our services revenue during the three months ended December 31, 1999 and 1998:

                                                 Three Months Ended
                                                    December 31,
                                                    -----------
                                                                        Change From
                                                 1999         1998      Prior Year
                                                 ----         ----      ----------
                                               (Dollars in thousands)
License revenue............................     $14,480      $22,973      (37.0)%
As a percentage of total revenue...........       47.4%        59.7%

Services revenue...........................     $16,045      $15,488        3.6%
As a percentage of total revenue...........       52.6%        40.3%

Total revenue..............................     $30,525      $38,461      (20.6)%

     The decrease in license revenue during the three months ended December 31, 1999 resulted from a lower volume of product sales to both new and existing customers. License revenue from new customers decreased $7.6 million, or 77%, while license revenue from existing customers decreased $845 thousand, or 6%, from the year-ago period.

     We believe that concern over the Year 2000 issue continued to cause customers to delay purchasing decisions for our software products during the three months ended December 31, 1999. Consequently, our license revenue was negatively affected compared to our results for the year-earlier period.

     Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and the Asia Pacific regions, or LAAP. During the three months ended December 31, 1999, we realized a downturn in sales activity in each of our primary geographic areas for the reasons discussed in the immediately preceding paragraph. The following table shows license revenue and the percentage of total license revenue contributed by each of our primary geographic markets:

                                               Three Months Ended       Three Months Ended     Change From
                                               December 31, 1999        December 31, 1998       Prior Year
                                               -----------------        -----------------       ----------
                                                       (Dollars in thousands)
North America..............................   $10,316        71.2%     $14,171       61.7%       (27.2)%
EMEA.......................................     3,487        24.1%       5,717       24.9%       (39.0)%
LAAP.......................................       677         4.7%       3,085       13.4%       (78.1)%
                                              -------       -----      -------      -----
      Total................................   $14,480       100.0%     $22,973      100.0%       (37.0)%
                                              =======       =====      =======      =====

Additional information about our operations in these geographic areas is presented in Note (3) of the notes to our condensed consolidated financial statements contained in "Item 1. Financial Statements."

     Services revenue, which consists primarily of annual license revenue, increased slightly during the three months ended December 31, 1999 due to a volume increase in the number of MAPICS customers. However, annual license revenue continued to increase at a lower rate during the three months ended December 31, 1999 as a result of the slowdown in license sales during the last four fiscal quarters. We anticipate that the rate of growth in annual license revenue during the remainder of fiscal 2000 will continue to be lower than the prior year period.

     Cost of License Revenue. The following table shows information about our cost of license revenue during the three months ended December 31, 1999 and 1998:

                                                 Three Months Ended
                                                    December 31,
                                                    -----------
                                                                        Change From
                                                 1999         1998      Prior Year
                                                 ----         ----      ----------
                                               (Dollars in thousands)
Cost of license revenue....................      $3,335       $3,595        (7.2)%
As a percentage of license revenue.........        23.0%        15.6%
As a percentage of total revenue...........        10.9%         9.3%

     Cost of license revenue decreased during the three months ended December 31, 1999 primarily as a result of a volume decrease in product royalty expense due to the decrease in license revenue. However, the decrease in product royalty expense was offset by the effect of increasing product royalty rates. We pay product royalties to third party solution partners when we license solution partner-developed products to our customers. As the mix of solution partner product sales increases as a percentage of total product sales, as it has over the past several years, the ratio of product royalty expense to license revenue has also increased. The effective product royalty rates for the three months ended December 31, 1999 and 1998 were 9.3% and 7.4%, respectively. We expect that cost of license revenue will vary from period to period based on the mix of products licensed between internally developed products and solution partner-developed products.

     Amortization of computer software costs was generally flat during the three months ended December 31, 1999 as compared to the prior year period. Consequently, the cost of license revenue did not decrease in proportion with the decrease in license revenue but rather increased as a percentage of both license revenue and total revenue.

     Cost of Services Revenue. The following table shows information about our cost of services revenue during the three months ended December 31, 1999 and 1998:

                                                 Three Months Ended
                                                    December 31,
                                                    -----------
                                                                        Change From
                                                 1999         1998      Prior Year
                                                 ----         ----      ----------
                                               (Dollars in thousands)
Cost of services revenue...................      $5,848       $4,083        43.2%
As a percentage of services revenue........        36.4%        26.4%
As a percentage of total revenue...........        19.2%        10.6%

     The increase in cost of services revenue is principally attributable to a reallocation of employees from sales and marketing and product development functions to service groups focused on providing services for our extended application products and creating e-business solutions for our customers. We reallocated these employees during the second half of fiscal 1999, and we expect that cost of services revenue will continue to increase during the remainder of fiscal 2000 as we further implement our e-business strategy.

     In addition, the cost of providing customer support increased during the three months ended December 31, 1999 principally as a result of increases in fees payable to affiliates and solution partners for providing support services in the EMEA and LAAP regions. These increases were partially offset by a decrease in distribution costs due to the decrease in product sales.

     Selling and Marketing Expenses. The following table shows information about our selling and marketing expenses during the three months ended December 31, 1999 and 1998:

                                                 Three Months Ended
                                                    December 31,
                                                    -----------
                                                                        Change From
                                                 1999         1998      Prior Year
                                                 ----         ----      ----------
                                               (Dollars in thousands)
Selling and marketing expenses.............     $10,873      $14,445         (24.7)%
As a percentage of total revenue...........        35.6%        37.6%

     Selling and marketing expenses decreased during the three months ended December 31, 1999 primarily as a result of a $3.4 million decrease in commissions earned by affiliates due to the decrease in license revenue. Otherwise, selling and marketing expenses were relatively flat as the increase in spending for selling and marketing programs was almost completely offset by the reduction in selling and marketing headcount associated with the reallocation of employees to services groups as mentioned above.

     Product Development Expenses. The following table shows information about our product development expenses during the three months ended December 31, 1999 and 1998:

                                                 Three Months Ended
                                                    December 31,
                                                    -----------
                                                                        Change From
                                                 1999         1998      Prior Year
                                                 ----         ----      ----------
                                                (Dollars in thousands)
Product development costs..................   $ 4,963       $ 4,723           5.1 %
Software translation costs.................       412           712         (42.1)%
                                              -------       -------
         Total.............................     5,375         5,435          (1.1)%
                                              -------       -------

Less:
Capitalized product development costs......      (943)         (778)
Capitalized software translation costs.....      (220)         (634)
                                              -------       -------
                                               (1,163)       (1,412)
                                              -------       -------
Product development expenses...............   $ 4,212       $ 4,023           4.7 %
                                              =======       =======
As a percentage of total revenue...........      13.8%         10.5%

     Spending on product development activities increased only slightly during the three months ended December 31, 1999. Software translation costs, which decreased during the three months ended December 31, 1999, are typically project related, and the timing of those expenditures is subject to change from period to period.

     In connection with the acquisition of Pivotpoint, we discontinued our product development efforts to re-engineer our MAPICS software applications to the Windows NT server platform. Although this change in development strategy did not have any impact on our results of operations during the three months ended December 31, 1999, we expect to realize future cost savings in the development of MAPICS products as a result of discontinuing these development activities.

     The amounts of product development costs capitalized during the three months ended December 31, 1999 and 1998 represented 19.0% and 16.5% of product development costs, respectively. The amounts of software translation costs capitalized during the three months ended December 31, 1999 and 1998 represented 53.4% and 89.0% of software translation costs, respectively. Capitalization rates are generally affected by the nature and timing of development activities and vary from period to period.

     General and Administrative Expenses. The following table shows information about our general and administrative expenses during the three months ended December 31, 1999 and 1998:

                                                 Three Months Ended
                                                    December 31,
                                                    -----------
                                                                        Change From
                                                 1999         1998      Prior Year
                                                 ----         ----      ----------
                                               (Dollars in thousands)
General and administrative expenses........      $2,450       $2,916         (16.0)%
As a percentage of total revenue...........         8.0%         7.6%

     General and administrative expenses decreased during the three months ended December 31, 1999 primarily due to a $137 thousand decrease in bad debt expense and other various items including a slight decrease in headcount. Because a significant portion of general and administrative expenses is fixed, the increase as a percentage of total revenue was amplified by the decrease in license revenue during the three months ended December 31, 1999.

     Interest Income and Interest Expense. The following table shows information about our interest income and interest expense during the three months ended December 31, 1999 and 1998:

                                                 Three Months Ended
                                                    December 31,
                                                    -----------
                                                                        Change From
                                                 1999         1998      Prior Year
                                                 ----         ----      ----------
                                               (Dollars in thousands)
Interest income............................      $306         $408         (25.0)%
Interest expense...........................       (12)         (15)        (20.0)%
                                                 -----        -----
Interest income, net.......................      $294         $393         (25.2)%
                                                 =====        =====
As a percentage of total revenue...........       1.0%         1.0%

     Interest income decreased during the three months ended December 31, 1999 due primarily to a decrease in the average balance of cash and cash equivalents. We anticipate that interest income will continue to decrease as the average balance of cash and cash equivalents decreases due to our debt funding requirements.

     We expect interest expense to increase significantly beginning in the quarter ending March 31, 2000 as a result of the outstanding borrowings under the term loan portion of our new bank credit facility. We must make quarterly payments of interest based on the lender's base rate or LIBOR plus a predetermined margin. In addition, we are required to pay a commitment fee on the unused portion of our revolving credit facility. During the quarter ending March 31, 2000, we plan to enter into an interest rate protection arrangement that will reduce or limit our exposure to interest rate fluctuations.

     Income Tax Expense. The following table shows information about our income tax expense during the three months ended December 31, 1999 and 1998:

                                                 Three Months Ended
                                                    December 31,
                                                    -----------
                                                                        Change From
                                                 1999         1998      Prior Year
                                                 ----         ----      ----------
                                               (Dollars in thousands)
Income before income tax expense...........     $ 4,101      $ 9,792       (58.1)%
Income tax expense.........................       1,579        3,770       (58.1)%
Effective income tax rate..................        38.5%        38.5%
As a percentage of total revenue...........         5.2%         9.8%

     The effective tax rate for the three months ended December 31, 1999 and 1998 differs from the statutory federal income tax rate of 35.0% principally due to the impact of state income taxes. We expect that our effective tax rate will increase in future periods because of differences between financial and income tax reporting for costs associated with the acquisition of Pivotpoint.

Liquidity and Capital Resources

     The following tables show information about our cash flows during the three months ended December 31, 1999 and 1998 and selected balance sheet data as of December 31, 1999 and September 30, 1999. You should read these tables and the discussion that follows in conjunction with our condensed consolidated statements of cash flows and balance sheets contained in "Item 1. Financial Statements" and in our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 as filed with the SEC.

                                                                                  Summary of Cash Flows
                                                                                  ----------------------
                                                                                    Three Months Ended
                                                                                       December 31,
                                                                                       ------------
                                                                                      1999        1998
                                                                                    --------   ---------
                                                                                        (In thousands)
Net cash provided by operating activities before changes in operating assets
   and liabilities.............................................................     $ 5,652    $ 12,293
Increase (decrease) in operating assets and liabilities........................         377     (13,542)
                                                                                    --------   ---------
Net cash provided by (used for) operating activities...........................       6,029      (1,249)
Net cash used for investing activities.........................................      (3,001)     (2,909)
Net cash provided by financing activities......................................         865       1,190
                                                                                    --------   ---------
   Net increase (decrease) in cash and cash equivalents........................     $ 3,893    $ (2,968)
                                                                                    ========   =========

                                                                                    Balance Sheet Data
                                                                                    ------------------
                                                                                 December 31, September 30,
                                                                                    1999        1999
                                                                                  --------    ---------
                                                                                      (In thousands)
Cash and cash equivalents......................................................   $ 25,244     $ 21,351
Working capital................................................................      9,157        6,332
Working capital (excluding deferred revenue)...................................     39,175       35,331
Total assets...................................................................     97,931       95,394
Total shareholders' equity.....................................................     41,762       38,259

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

     We generated positive cash flows from operating activities of $6.0 million during the three months ended December 31, 1999 compared to negative cash flows from operating activities of $1.2 million during the three months ended December 31, 1998. The decrease in earnings and its effect on cash flows from operations during the three months ended December 31, 1999 was offset by the fact that operating assets and liabilities remained relatively unchanged from September 30, 1999, whereas we incurred a significant decrease in working capital during the three months ended December 31, 1998 due to the timing of cash flows related to trade accounts receivable, trade accounts payable and accrued expenses.

     The nature and amounts of net cash flows from investing and financing activities during the three months ended December 31, 1999 were comparable to those in the prior year period, except that during the three months ended December 31, 1999 we incurred transactional costs related to the acquisition of Pivotpoint. In our first quarter of fiscal 2000, we paid professional and regulatory fees associated with the acquisition. We deferred these costs and will treat them as a component of the purchase price that will be allocated to the assets and liabilities during the quarter ending March 31, 2000. We also prepaid some costs associated with our new bank credit facility. We also deferred these debt-related costs and will amortize them as a component of interest expense over the life of the bank credit facility.

     We significantly altered our financial position in January 2000. On January 12, 2000, in conjunction with the acquisition of Pivotpoint, we borrowed $40.0 million under a new term loan and revolving credit facility to finance a portion of the purchase price. We funded the remainder of the purchase price, the repayment of Pivotpoint's remaining debt and costs related to the transaction with available cash. This new borrowing arrangement replaced our previous bank credit facility and consists of a $40.0 million term loan and a $20.0 million revolving credit facility with a syndicate of banks. The term loan requires us to make eleven quarterly installment payments in varying amounts of principal beginning on July 1, 2000 and ending on December 31, 2002, the maturity date of the term loan. In addition, we must make quarterly payments of interest based on the lender's base rate or LIBOR plus a predetermined margin. However, we may be required under certain circumstances, based on our cash flows, to prepay all or a portion of the outstanding balance, or we may at our discretion without penalty elect, subject to some limitations, to prepay all or a portion of the outstanding balance. In addition, while amounts are outstanding under the term loan portion of the bank credit facility, we will be required to hedge a portion of our interest rate risk by entering into an interest rate protection arrangement.

     We can borrow, subject to some limitations, up to $20.0 million under the revolving credit portion of the bank credit facility. All borrowings outstanding under the revolving credit facility mature on January 12, 2004. In addition, we must pay a commitment fee for the unused portion of the revolving credit facility.

     We believe that cash and cash equivalents on hand as of December 31, 1999, together with cash flows from operating activities and available borrowings under the revolving credit facility, will be sufficient for us to make the scheduled payments on borrowings outstanding under the term loan portion of our bank credit facility and to maintain our operations for at least the next 12 months.

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

     We believe that the Year 2000 issue has affected demand for our products and, although we are now beyond January 1, 2000, the Year 2000 issue may still affect us. Even though we have not experienced any known technical disruption to our business systems or become aware of any significant Year 2000-related problems with our products, business partners or vendors to date, Year 2000 issues may still exist which have not yet been identified.

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

     We believe the Year 2000 issue is affecting the demand for Year 2000 enabled hardware and software products, including the demand for our products and services. During fiscal 1998 and the first quarter of fiscal 1999, the Year 2000 issue may have driven increased demand for our Year 2000 enabled products. However, we currently believe that both existing customers and potential new customers have deferred and may continue to defer purchase decisions for our products because they are required to divert their resources to address other Year 2000 issues within their businesses. In addition, once companies have replaced their existing systems that were not Year 2000 enabled, they may no longer demand our products. We are unable to quantify the effect that the demand for Year 2000 enabled products has had on our past or current business, financial condition and results of operations and cannot predict the effect that any increase or decrease in demand will have on us in the future.

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

    Our Costs to Address the Year 2000 Issue

     We have incurred approximately $330,000 in costs to make our products and internal systems Year 2000 compliant. In addition, during fiscal 1999, we spent approximately $455,000 to replace our customer support call management system. We made this replacement in fiscal 1999 primarily for business reasons other than the Year 2000 issue, although the previous system was not Year 2000-enabled. We do not expect to incur material additional costs to remedy any remaining Year 2000 problems with our products and internal systems. However, we cannot currently assess the costs of remedying problems resulting from the Year 2000 issues of others. Our business, financial condition and results of operations may be materially adversely affected if the costs of remedying these Year 2000 problems prove to be significant.

    Risks

     Despite assurances and testing, it is possible that our internal systems or those of our affiliates or our suppliers may not be Year 2000 ready. Such failure could have a material adverse effect on our business, financial condition and results of operations.

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

    Contingency Plans

     We did not experience an unusual increase in requests for customer support and assistance from our customers during the period of time immediately preceding and following January 1, 2000. However, we maintain contingency plans that better identify the available development and customer support resources during this time, including resources belonging to affiliates who provide customers with local support. Because we have not received responses from all suppliers on which we rely and because Year 2000 issues may arise which are not currently identified or fully understood, additional contingency plans specific to potential exposures may have to be developed in the future.

   Cautionary Statements

     The continued assessment, progress and timing of our Year 2000 readiness efforts and potential exposures as described above depend upon the cooperation and responsiveness of third parties, the accuracy and reliability of responses provided and testing procedures, and the availability of skilled resources, both internal and external, to address Year 2000 issues that exist or may arise. We can give no assurance that assessments to date will prove to be accurate. Serious deficiencies that are not currently identified or fully understood may arise in the future and may have a material adverse impact on our business, financial condition and results of operations. We plan to continue our taskforce into the year 2000 to assess the impact of Year 2000 issues brought to our attention and develop appropriate contingency plans where necessary in an effort to minimize our potential exposure to the Year 2000 issue.

     As previously discussed in this report, we recently acquired Pivotpoint. They are subject to Year 2000 risks like those we have disclosed above. Like us, they have taken steps to address the Year 2000 readiness of their products and operations. They also did not experience any known technical disruption to their business systems or relationships. However, Year 2000 issues may still exist which have not yet been identified. Serious deficiencies that are not currently identified or fully understood may arise in the future and may have a material adverse impact on our business, financial condition and results of operations.

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

     Beginning with MAPICS XA Release 5, which we introduced in the first quarter of fiscal 1999, our product includes a solution designed to address the Euro Conversion. Although this product is designed to enable companies to process financial transactions in the euro and the local national currencies, we cannot assure that we will satisfactorily address all Euro Conversion issues. The costs to resolve any resulting Euro Conversion related errors could have a material adverse effect on our business, financial condition and results of operations.

     We, like our customers and others who operate or conduct business in the participating countries, must be able to process financial transactions in both the euro and the local national currencies of the participating countries. To date, we have not experienced a significant amount of financial transactions with our customers, vendors, affiliates or others that were denominated in the euro. Furthermore, we do not expect such transactions to be commonplace during the initial phase of the transition to the euro.

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


ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

     We do not engage in trading market risk sensitive instruments nor do we purchase, whether for investment, hedging or purposes "other than trading," instruments that are likely to expose us to market risk, whether foreign currency exchange rate, interest rate, commodity price or equity price risk, except as discussed in the following paragraphs. We have not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps, except as discussed in the following paragraphs.

    Foreign Currency Exchange Rate Risk

     Our foreign operations, primarily those in Western Europe, involve financial transactions that are denominated in foreign currencies. From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We did not enter into any forward exchange contracts or purchase options during the three months ended December 31, 1999 and 1998 nor did we have any open forward exchange contracts or options at December 31, 1999 or September 30, 1999.

    Interest Rate Risk

     On January 12, 2000, in conjunction with the acquisition of Pivotpoint, we borrowed $40.0 million under a new term loan and revolving credit facility to finance a portion of the purchase price. This new borrowing arrangement replaced our previous bank credit facility and consists of a $40.0 million term loan and a $20.0 million revolving credit facility with a syndicate of banks.

     Borrowings under the bank credit facility bear interest at the lender's base rate or LIBOR plus a predetermined margin. In addition, while amounts are outstanding under the term loan portion of the bank credit facility, we will be required to hedge a portion of our interest rate risk by entering into an interest rate protection arrangement. The purpose of the interest rate protection arrangement is to reduce or limit our exposure to interest rate fluctuations. An interest rate protection arrangement may be considered a derivative. We have until April 11, 2000 to enter into an interest rate protection arrangement.

PART II: OTHER INFORMATION

ITEM 4: Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders held on February 10, 2000, the following matters were brought before, voted upon and approved by the shareholders with the number of votes as indicated below:

1. A proposal to elect two directors to serve as class III directors until the 2003 annual meeting of shareholders.

                                                  Withheld
                                   For            Authority
                                   ---            ---------

     Terry H. Osborne              17,336,961     664,013
     H. Mitchell Watson, Jr.       17,337,145     663,829

2. A proposal to approve an amendment to our articles of incorporation to delete Section 2(b) of Annex A and Section 2(b) of Annex B.

                                                Series D     Series E
                                   Common       Preferred    Preferred
                                   ------       ---------    ---------

     For                           11,236,186   1,000,000    499,990
     Against                        1,429,540
     Abstain                           35,078
     Broker non-vote                3,800,180     250,000

3. A proposal to approve an amendment to our 1998 Long-Term Incentive Plan to increase the number of shares of common stock available for awards under the plan from 2,000,000 to 3,500,000 shares.

     For                           10,295,195
     Against                        3,877,617
     Abstain                           27,982
     Broker-non vote                3,800,180

4. A proposal to approve the adoption of the 2000 Employee Stock Purchase Plan to replace our 1998 Employee Stock Purchase Plan.

     For                           13,789,795
     Against                          317,246
     Abstain                           26,926
     Broker-non vote                3,867,007

5. A proposal to approve an amendment to our 1998 Non-Employee Director Stock Option Plan to change the number of option shares granted annually and their vesting schedule.

     For                           17,022,417
     Against                          879,331
     Abstain                           32,399
     Broker-non vote                   66,827

ITEM 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     No.            Description
     ---            -----------

     2 Agreement and Plan of Merger dated as of December 15, 1999, by and among MAPICS, Inc., MAPICS Merger Corp., and Pivotpoint, Inc. (incorporated herein by reference to Exhibit 2.2 to MAPICS, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

     3.1            Articles of Amendment of MAPICS, Inc.

     3.2            Articles of Incorporation of MAPICS, Inc. as amended

     10.1*          MAPICS, Inc. Amended and Restated 1998 Long-Term Incentive
                    Plan

     10.2*          MAPICS, Inc. 2000 Employee Stock Purchase Plan

     10.3* MAPICS, Inc. 1998 Non-Employee Director Stock Option Plan (f/k/a Marcam Corporation 1991 Non-Employee Director Stock Option Plan, as amended and restated as of February 10,
                    2000)

     10.4 Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 12, 2000 among MAPICS, Inc., BankBoston N.A., the other lending institutions set forth on
                    Schedule 1, BankBoston, N.A. as agent and FleetBoston Robertson Stephens Inc. as arranger

     10.5*          Employment Agreement with Steven C. Haley

     21             Subsidiaries

     27 Financial Data Schedule for the three months ended December 31, 1999 (for SEC use only)

     99             Disclosure regarding certain acquisition risks

--------------
* Compensatory management plan

(b) Reports on Form 8-K

     We filed a Current Report on Form 8-K with the SEC dated January 12, 2000 reporting, pursuant to Items 2 and 7, our acquisition of Pivotpoint. At the time of filing, it was impractical for us to provide the financial statements of Pivotpoint and proforma financial information of the combined entities to the extent required. This information will be provided as soon as practicable but not later than March 27, 2000.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2000.

                                        MAPICS, Inc.

                                        By:   /s/ William J. Gilmour
                                            ------------------------------
                                                  William J. Gilmour
                                            Vice President of Finance and
                                          Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

     Exhibit
     No.            Description
     ---            -----------

     2 Agreement and Plan of Merger dated as of December 15, 1999, by and among MAPICS, Inc., MAPICS Merger Corp., and Pivotpoint, Inc. (incorporated herein by reference to Exhibit 2.2 to MAPICS, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1999).

     3.1            Articles of Amendment of MAPICS, Inc.

     3.2            Articles of Incorporation of MAPICS, Inc. as amended

     10.1*          MAPICS, Inc. Amended and Restated 1998 Long-Term Incentive
                    Plan

     10.2*          MAPICS, Inc. 2000 Employee Stock Purchase Plan

     10.3* MAPICS, Inc. 1998 Non-Employee Director Stock Option Plan (f/k/a Marcam Corporation 1991 Non-Employee Director Stock Option Plan, as amended and restated as of February 10,
                    2000)

     10.4 Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 12, 2000 among MAPICS, Inc., BankBoston N.A., the other lending institutions set forth on
                    Schedule 1, BankBoston, N.A. as agent and FleetBoston Robertson Stephens Inc. as arranger

     10.5*          Employment Agreement with Steven C. Haley

     21             Subsidiaries

     27 Financial Data Schedule for the three months ended December 31, 1999 (for SEC use only)

     99             Disclosure regarding certain acquisition risks

--------------
* Compensatory management plan