Form 10-Q
period 2000-03-31
MAPICS INC
filed 2000-05-15
CIK 848551

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

                                ---------------


   (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                  OR

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's common stock outstanding at May 8, 2000 was 18,054,097.

================================================================================

                                  MAPICS, Inc.
                          Quarterly Report on Form 10-Q
                  For the Quarterly Period Ended March 31, 2000

                                TABLE OF CONTENTS

   Item                                                                                        Page
  Number                                                                                      Number
----------                                                                               -------------
                                PART I - FINANCIAL INFORMATION

 1.        Financial Statements:

           Condensed Consolidated Balance Sheets as of March 31, 2000 and
             September 30, 1999....................................................            3

           Condensed Consolidated Statements of Operations for the Three
             Months and Six Months Ended March 31, 2000 and 1999...................            4

           Condensed Consolidated Statements of Cash Flows for the Six
             Months Ended March 31, 2000 and 1999..................................            5

           Notes to Condensed Consolidated Financial Statements....................            6

 2.        Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................           14

 3.        Quantitative and Qualitative Disclosures About Market Risk..............           24

                                  PART II - OTHER INFORMATION

 2.        Changes in Securities and Use of Proceeds...............................           25

 4.        Submission of Matters to a Vote of Security Holders.....................           25

 6.        Exhibits and Reports on Form 8-K........................................           25

           Signature...............................................................           26

           Exhibit Index...........................................................           27

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements

                          MAPICS, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                            March 31,        September 30,
                                                                              2000                1999
                                                                        ------------------  -----------------
                                                                           (Unaudited)
                                  ASSETS
   Current assets:
     Cash and cash equivalents...................................            $17,714             $21,351
     Accounts receivable, net of allowances of $2,726 at
        March 31, 2000 and $1,781 at September 30, 1999..........             26,375              30,804
     Prepaid expenses and other current assets...................              9,291               9,860
     Deferred income taxes, net..................................              3,961               1,452
                                                                        ------------------  -----------------
             Total current assets................................             57,341              63,467
     Property and equipment, net.................................              6,898               6,019
     Computer software costs, net................................             18,421              19,902
     Goodwill and other intangible assets, net...................             50,795               3,776
     Other non-current assets, net...............................             12,171               2,230
                                                                        ------------------  -----------------
             Total assets........................................           $145,626             $95,394
                                                                        ==================  =================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Current portion of long-term debt...........................             $8,312             $    --
     Accounts payable............................................              9,638               6,455
     Accrued expenses and other current liabilities..............             28,228              21,526
     Deferred revenue............................................             34,916              28,999
                                                                        ------------------  -----------------
             Total current liabilities...........................             81,094              56,980
     Long-term debt..............................................             26,688                  --
     Other non-current liabilities...............................              4,063                 155
                                                                        ------------------  -----------------
             Total liabilities...................................            111,845              57,135
                                                                        ------------------  -----------------

   Commitments and contingencies

   Shareholders' equity:
     Preferred stock, $1.00 par value; 1,000 shares authorized
        Series D convertible preferred stock, 125 shares issued
         and outstanding (liquidation preference of $9,419)
         at March 31, 2000 and September 30, 1999................                125                 125
        Series E convertible preferred stock, 50 shares issued
         and outstanding (liquidation preference of $3,768) at
         March 31, 2000 and September 30, 1999...................                 50                  50
     Common stock, $.01 par value; 90,000 shares authorized
         20,357 shares issued and 18,054 shares outstanding at
         March 31, 2000; 20,370 shares issued and 17,592 shares
         outstanding at September 30, 1999.......................                204                 204
     Additional paid-in capital..................................             63,522              61,899
     Accumulated deficit.........................................            (11,875)             (1,667)
     Unamortized restricted stock compensation...................               (889)                 --
     Treasury stock-at cost, 2,303 shares at March 31, 2000
         and 2,778 shares at September 30, 1999..................            (17,356)            (22,352)
                                                                        ------------------  -----------------
             Total shareholders' equity..........................             33,781              38,259
                                                                        ------------------  -----------------
             Total liabilities and shareholders' equity..........           $145,626             $95,394
                                                                        ==================  =================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                 Three Months Ended            Six Months Ended
                                                                     March 31,                    March 31,
                                                            ----------------------------  ----------------------------
                                                                 2000          1999            2000            1999
                                                            -------------- -------------  -------------  -------------
Revenue:
  License................................................          $15,014       $14,397        $29,494         $37,370
  Services and other.....................................           19,507        15,866         35,552          31,354
                                                            -------------- -------------  -------------  --------------
          Total revenue..................................           34,521        30,263         65,046          68,724
                                                            -------------- -------------  -------------  --------------

Operating expenses:
  Cost of license revenue................................            4,238         2,951          7,573           6,546
  Cost of services and other revenue.....................            8,562         4,764         14,410           8,847
  Selling and marketing..................................           11,752        11,917         22,625          26,362
  Product development....................................            3,939         4,175          8,151           8,198
  General and administrative.............................            9,208         3,509         11,658           6,425
  Amortization of goodwill...............................            2,304            --          2,304              --
  Restructuring and acquisition costs....................           11,078            --         11,078              --
                                                            -------------- -------------  -------------  --------------
          Total operating expenses.......................           51,081        27,316         77,799          56,378
                                                            -------------- -------------  -------------  --------------

Income (loss) from operations............................          (16,560)        2,947        (12,753)         12,346

Other:
  Interest income........................................              257           337            563             745
  Interest expense.......................................             (907)          (14)          (919)            (29)
                                                            -------------- -------------  -------------  --------------

Income (loss) before income tax expense (benefit)........          (17,210)        3,270        (13,109)         13,062

Income tax expense (benefit).............................           (4,903)        1,259         (3,324)          5,029
                                                            -------------- -------------  -------------  --------------

Net income (loss)........................................         $(12,307)       $2,011        $(9,785)         $8,033
                                                            ============== =============  =============  ==============


Net income (loss) per common share (basic)...............         $  (0.69)       $ 0.10        $ (0.55)         $0.41
                                                            ============== =============  =============  =============

Weighted average number of common shares
     outstanding (basic).................................           17,832        20,109         17,716         19,796
                                                            ============== =============  =============  =============


Net income (loss) per common share (diluted).............         $  (0.69)       $ 0.09        $ (0.55)         $0.35
                                                            ============== =============  =============  =============

Weighted average number of common shares and common
     equivalent shares outstanding (diluted).............           17,832        22,298         17,716         23,005
                                                            ============== =============  =============  =============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                          MAPICS, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                 March 31,
                                                                   ---------------------------------------
                                                                         2000                 1999
                                                                   ------------------  -------------------
  Cash flows from operating activities:
    Net income (loss).........................................          $ (9,785)             $8,033
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
       Depreciation...........................................             1,450               1,130
       Amortization of computer software costs................             3,687               3,456
       Amortization of goodwill and other intangible assets...             2,650                 258
       Amortization of debt issuance costs....................               100                  --
       Write-off of computer software costs...................             7,841                  --
       Provision for bad debts................................               554                 402
       Deferred income taxes..................................            (4,658)              4,319
       Deferred lease obligation..............................               117                  22
       Compensation payable in common stock...................              (149)               (231)
       Stock and options issued to non-employees..............                25                  44
       Loss on disposal of property and equipment.............               110                  67
                                                                   ------------------  -------------------
                                                                           1,942              17,500
       Changes in operating assets and liabilities:
         Accounts receivable..................................             6,502              (1,127)
         Prepaid expenses and other current assets............               782                (907)
         Other non-current assets.............................              (397)                 --
         Accounts payable.....................................             1,988              (1,036)
         Accrued expenses and other current liabilities.......            (2,089)             (6,248)
         Deferred revenue.....................................             2,690                (934)
         Other non-current liabilities........................             3,791                  --
                                                                   ------------------  -------------------
            Net cash provided by operating activities.........            15,209               7,248
                                                                   ------------------  -------------------

  Cash flows from investing activities:
         Purchases of property and equipment..................            (1,711)             (1,725)
         Additions to computer software costs.................            (2,785)             (2,825)
         Purchases of computer software.......................            (1,062)             (1,282)
         Acquisitions, net of cash acquired...................           (47,123)                 --
                                                                   ------------------  -------------------
            Net cash used for investing activities............           (52,681)             (5,832)
                                                                   ------------------  -------------------

  Cash flows from financing activities:
         Proceeds from stock options exercised................             2,709               1,074
         Proceeds from employee stock purchases...............               224                 240
         Acquisitions of treasury stock.......................                --              (9,187)
         Proceeds from long-term debt.........................            40,000                  --
         Principal repayments of long-term debt...............            (7,720)                 --
         Payment of debt issuance costs.......................            (1,378)                 --
                                                                   ------------------  -------------------
            Net cash provided by (used for) financing
             activities.......................................            33,835              (7,873)
                                                                   ------------------  -------------------

  Net decrease in cash and cash equivalents...................            (3,637)             (6,457)
  Cash and cash equivalents at beginning of period............            21,351              33,442
                                                                   ------------------  -------------------
  Cash and cash equivalents at end of period..................           $17,714             $26,985
                                                                   ==================  ===================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                          MAPICS, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)    Basis of Presentation

    Except for the balance sheet as of September 30, 1999, the accompanying condensed consolidated financial statements are unaudited; however, in our opinion, these condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows as of the dates and for the periods indicated. The accompanying condensed financial statements are consolidated and consist of the condensed financial statements of MAPICS, Inc. and our wholly owned subsidiaries. We eliminated all significant intercompany accounts and transactions in the consolidation. We have reclassified certain amounts in the September 30, 1999 condensed consolidated balance sheet to conform to the presentation in the March 31, 2000 condensed consolidated balance sheet.

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

(2)    Revenue Recognition

    We recognize revenue from licensing our software and performing related customer support, consulting, implementation and education services in accordance with the guidance provided by Statement of Position 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition," which we adopted on October 1, 1999. The adoption of SOP 97-2 did not have a material impact on our financial position or results of operations. During 1999, the American Institute of Certified Public Accountants issued technical questions and answers on financial accounting and reporting issues related to SOP 97-2 and may issue additional interpretations related to SOP 97-2 in the future. Additionally, in December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" that provides further guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Although we do not expect the adoption of SAB No. 101 to have a material impact on our financial position or results of operations, we can provide no assurance that additional guidance pertaining to revenue recognition will not result in unexpected modifications to our current revenue recognition practices and will not materially adversely impact our future revenue, results of operations and financial condition.

    We generate a significant portion of our total revenue from licensing software, which is conducted principally through our global network of independent affiliates. The affiliates provide the principal channel through which we sell our products. However, the ultimate customer typically executes a license agreement directly with us rather than the affiliate. We also sell some of our products through a direct employee sales force. We generally recognize revenue from licensing of our software upon:

    (1) the signing of a license agreement between us and the ultimate customer;

    (2) delivery of the software to the customer or to a location designated by the customer;

    (3)  fees being fixed and determinable; and

    (4)  determination that collection of the related receivable is probable.

    We defer revenue on all software arrangements in which there are undelivered elements other than post-contract customer support; although, typically, our software licenses do not include significant post-delivery obligations to be fulfilled by us.

    When we license our software, we either receive (1) an initial license fee and a periodic license fee or (2) a perpetual license fee and an optional maintenance fee. We record initial license fees and perpetual license fees as license revenue and typically recognize them upon delivery of the software to the ultimate customer. We record periodic license fees and maintenance fees as services revenue and recognize them ratably over the term of the periodic license agreement or maintenance agreement. The periodic license fee, which is typically paid annually in advance, entitles the customer to continue using the software and to receive support services, as available. If a customer does not renew its periodic license, it is no longer entitled to use our software. We believe this licensing arrangement provides a source of recurring revenue from our installed base of customers and enables our customers to take advantage of new releases and enhancements of our software. The optional maintenance fee, which is also typically paid annually in advance, entitles the customer to receive similar support services, as available; however, it differs from the periodic license fee in that it is not a "right to use" fee.

     Under the terms of our license agreements where our customer is responsible for installation and training, the affiliates generally provide our customers with most of the consulting and implementation services relating to our products. In those cases, we have no commitment to reimburse the affiliates for any losses incurred.

     We may also provide consulting and implementation services directly to our customers, and we offer educational courses and training materials to our customers and affiliates. Consulting, implementation and training services generally are not essential to the functionality of our software products, are separately priced and are available from a number of suppliers. We recognize revenue from the consulting, implementation and training services that we provide as we perform those services.

(3)    Net Income (Loss) Per Common Share

     We apply Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires us to present "basic" and "diluted" earnings per share, or EPS, for all periods presented in the statements of operations. We compute basic EPS, which excludes dilution, by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would have occurred if holders of our preferred stock, common stock options and common stock warrants converted or exercised their holdings into common stock that then would have shared in our earnings. The following table presents the calculations of basic EPS and diluted EPS:

                                                                   Three Months                  Six Months
                                                                   Ended March 31,               Ended March 31,
                                                           -----------------------------------------------------------
                                                               2000            1999          2000             1999
                                                           -----------------------------------------------------------
                                                                     (In thousands, except per share data)
   Numerator:
   Net income (loss)...................................       $ (12,307)    $   2,011     $  (9,785)       $  8,033
                                                              =========     =========     =========        ========

   Denominator:
   Weighted average number of common shares
      outstanding (denominator for net income (loss)
      per common share (basic))........................          17,832        20,109        17,716          19,796
   Common share equivalents:
      Convertible preferred stock......................              --         1,750            --           2,162
      Common stock options.............................              --           216            --             540
      Common stock warrants............................              --           223            --             507
                                                              ---------     ---------     ---------        --------

   Weighted average number of common shares
      and common equivalent shares outstanding
      (denominator for net income (loss) per common
      share (diluted)).................................          17,832        22,298        17,716          23,005
                                                              =========     =========     =========        ========

      Net income (loss) per common share (basic).......       $   (0.69)    $    0.10     $   (0.55)       $   0.41
                                                              =========     =========     =========        ========

      Net income (loss) per common share (diluted).....       $   (0.69)    $    0.09     $   (0.55)       $   0.35
                                                              =========     =========     =========        ========

      Because their inclusion would have an antidilutive effect on EPS, we excluded the average number of common share equivalents listed below from the computation of diluted EPS for the three months and six months ended March 31, 2000.

                                                              For the Periods Ended
                                                                  March 31, 2000
                                                           -----------------------------
                                                               Three            Six
                                                              Months           Months
                                                           ------------     ------------
                                                                  (In thousands)
   Common share equivalents:
      Convertible preferred stock......................           1,750         1,750
      Common stock options.............................             913           605
      Common stock warrants............................             566           332
                                                           ------------     ---------
           Total.......................................           3,229         2,687
                                                           ============     =========

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

     On April 4, 2000, we entered into an interest rate swap arrangement with a bank. The purpose of the interest rate swap is to reduce our exposure to interest rate fluctuations on a portion of our outstanding debt. An interest rate swap is a derivative. We are currently assessing the impact of the adoption of SFAS No. 133 on our consolidated financial statements. See note (7) for more information about our interest rate swap arrangement.

     In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A, which is effective no later than the quarter ending June 30, 2000. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. We will adopt SAB No. 101 in our third fiscal quarter ending June 30, 2000 and we do not anticipate the adoption of SAB No. 101 to have a material impact on our financial position or results of operations.

     In March 2000, the FASB released their Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of
APB Opinion No. 25." This Interpretation provides guidance for certain issues that arise in the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." We do not expect the adoption of FIN No. 44 to have a significant impact on our financial position or results of operations.

(5)    Acquisitions

    Acquisition of Pivotpoint, Inc.

     On January 12, 2000, we acquired Pivotpoint, Inc. for $48.0 million in cash. Pivotpoint is a leading provider of extended enterprise applications, or EEA, to mid-sized manufacturing and distribution companies. We accounted for the acquisition as a purchase. Accordingly, the results of operations of Pivotpoint for the period from January 12, 2000 are included in the accompanying condensed consolidated financial statements.

     We allocated the total purchase price to the net tangible assets and intangible assets acquired based on our estimate of fair value at the date of acquisition. We also allocated a portion of the total purchase price to in-process research and development projects of the acquired Pivotpoint business, which we expensed immediately following the acquisition. The allocation of the total purchase price to the acquired technology, in-process research and development costs and other intangible assets was based on an independent appraisal. We allocated the balance of the total purchase price to goodwill. In connection with the acquisition of Pivotpoint, we recorded restructuring and acquisition charges of $11.1 million before income taxes, consisting primarily of non-cash items. See note (6) for more information about these restructuring and acquisition charges.

     The calculation of the total purchase price was as follows (in thousands):

             Consideration paid in cash.............          $48,000
             Direct transaction costs...............            1,991
                                                        ---------------
                Total purchase price................          $49,991
                                                        ===============

     Direct transaction costs include fees paid or accrued for professional services performed in connection with the acquisition of Pivotpoint. This amount may be revised as actual fees are paid. Any increase or decrease in the total purchase price will cause a corresponding increase or decrease in goodwill.

      The following allocation of the total purchase price reflects our preliminary estimate of fair value for the assets acquired and liabilities assumed and is subject to adjustment when additional information concerning asset and liability valuations is finalized. Any increase or decrease in the net assets acquired will cause a corresponding decrease or increase in goodwill.

                                                                         (In thousands)
             Cash and cash equivalents............................              $2,939
             Accounts receivable, net.............................               2,544
             Prepaid expenses and other current assets............                 193
             Property and equipment...............................                 663
             Computer software costs (a)..........................               6,200
             Goodwill and other intangible assets (b).............              47,748
             Other non-current assets.............................               5,550
             Current portion of long-term debt....................              (2,720)
             Accounts payable.....................................              (1,156)
             Accrued expenses and other current liabilities.......              (8,791)
             Deferred revenue.....................................              (3,179)
                                                                         ----------------
                                                                               $49,991
                                                                         ================

     ----------------

              (a) Includes acquired technology of $4,800 and in-process research and development costs of $1,400. We wrote-off all of the in-process research and development costs immediately after consummating the acquisition. The write-off is included under the caption "Restructuring and acquisition charges" in the condensed consolidated statements of operations.

              (b) Includes $400, $1,900 and $45,448 for assembled workforce, customer base and goodwill, respectively. These amounts are being amortized over periods ranging from five to seven years.

     The following pro forma information presents our results of operations as if the acquisition of Pivotpoint had taken place on October 1, 1998:

                                                                    Six Months Ended
                                                                        March 31,
                                                                        ---------
                                                                 2000              1999
                                                                 ----              ----
                                                                     (In thousands)
             Total revenue..........................            $71,246          $80,138
             Net loss...............................             (5,513)          (4,612)
             EPS (basic)............................              (0.31)           (0.23)
             EPS (diluted)..........................              (0.31)           (0.23)

     These pro forma results of operations include adjustments to the historical financial statements of the combined companies and have been prepared for comparative purposes only. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

   Other Acquisition

     On March 1, 2000, we acquired an education business for $2.0 million. Total consideration included the issuance of 106,668 shares of restricted common stock and cash of $74,000 for transaction costs. The total purchase price was allocated almost entirely to goodwill, which we are amortizing over five years.

(6)     Restructuring and Acquisition Charges

     In connection with the acquisition of Pivotpoint, we recorded restructuring and acquisition charges of $11.1 million during the three months ended March 31, 2000. Of that amount, $9.7 million represents restructuring charges and $1.4 million represents the write-off of in-process research and development costs.

     Prior to the acquisition of Pivotpoint, we were engaged in product development activities to re-engineer our XA applications to the Windows NT server platform. We made the decision to discontinue our NT development effort for the XA applications because Pivotpoint's EEA, Point.Man, runs on multiple platforms, including Windows NT, UNIX and Linux. Accordingly, we wrote-off computer software costs related to our NT development, and we accrued costs for contractual obligations arising from the termination of a technology alliance with a third party.

     Following the acquisition of Pivotpoint, we had two APS solutions among our product offerings: (1) Wisdom and (2) Thru-Put. After an extensive evaluation of both products, we selected Thru-Put as our APS solution because of the product's e-business capabilities, quick implementation, return on investment for customers, ease of use and best-of-breed functionality. Furthermore, we established plans to migrate existing Wisdom customers to Thru-Put. Accordingly, we wrote-off computer software costs and other assets related to the Wisdom product, and we accrued costs for contractual obligations arising from the termination of a related technology alliance with a third party.

     Restructuring charges include:

     . $6.1 million for the write-off of computer software costs related to technology and products that became redundant or otherwise lost value upon the acquisition of Pivotpoint;

     . $3.1 million for contractual obligations arising from the termination of technology alliances; and

     .    $500,000 for severance and other items.

     We expect total future cash expenditures related to these contractual obligations and severance to be approximately $3.3 million, of which we expect to pay $1.8 million within the next 12 months.

(7)  Long-term Debt

   Bank Credit Facility

     On January 12, 2000, in conjunction with our acquisition of Pivotpoint, we borrowed $40.0 million under a new bank credit facility to finance a portion of the purchase price. This new borrowing arrangement replaced our previous bank credit facility and consists of a $40.0 million term loan and a $20.0 million revolving credit facility with a syndicate of banks.

     The term loan requires us to make eleven quarterly installment payments in varying amounts of principal beginning on July 1, 2000 and ending on December 31, 2002, the maturity date of the term loan. In addition, we must make quarterly payments of interest based on the lender's base rate or LIBOR plus a predetermined margin. However, we may be required under certain circumstances, based on our cash flows, to prepay all or a portion of the outstanding balance, or we may at our discretion without penalty elect, subject to some limitations, to prepay all or a portion of the outstanding balance. During the three months ended March 31, 2000, we made a voluntary principal prepayment of $5.0 million on the term loan. At March 31, 2000, the interest rate on our term loan, including the lender's margin, was 9.10% per year.

     Aggregate scheduled principal repayments are as follows (in thousands):

             April 1, 2000 through September 30, 2000.................           $2,188
             Fiscal year ending September 30, 2001....................           12,250
             Fiscal year ending September 30, 2002....................           13,562
             Fiscal year ending September 30, 2003....................            7,000
                                                                          --------------
                Total future principal payments.......................           35,000
                Less current portion of long-term debt................           (8,312)
                                                                          --------------
                Long-term debt........................................          $26,688
                                                                          ==============

     We can borrow, subject to limitations, up to $20.0 million under the revolving credit portion of the bank credit facility. Availability of revolving credit loans and the rate of interest that the lender charges us vary depending upon our ability to maintain specific financial ratios. All borrowings outstanding under the revolving credit facility mature on January 12, 2004. In addition, we must pay a commitment fee for the unused portion of the revolving credit facility. At March 31, 2000, no amount was outstanding under the revolving credit portion of the bank credit facility.

     Substantially all of our assets are pledged as collateral for any obligations under the bank credit facility. The bank credit facility, as amended, contains covenants which, among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

     .   incurrence of indebtedness, liens and capital leases;

     . the payment of dividends on and the redemption or repurchase of our capital stock;

     .   investments and acquisitions;

     .   mergers and consolidations; and

     . the disposition of any of our properties or assets outside the ordinary course of business.

   Interest Rate Swap Arrangement

     On April 4, 2000, we entered into an interest rate swap arrangement with a bank. The purpose of the interest rate swap arrangement is to reduce our exposure to interest rate fluctuations on a portion of our outstanding debt referred to as the "notional amount." Under the terms of the interest rate swap arrangement, we have agreed with a bank to pay a fixed rate of interest of 7.0% per year on an initial notional amount of $17.5 million in exchange for a variable rate payment based on LIBOR, which at April 4, 2000 was 6.29% per year. We will recognize any differences paid or received on the interest rate swap arrangement as an adjustment to interest expense over the life of the arrangement, thereby adjusting the effective interest rate on the underlying term loan. We will settle the swap on the last day of each March, June, September and December beginning June 30, 2000, subject to adjustment, and ending on December 31, 2001, the termination date of the arrangement.

     We are obligated under the terms of the bank credit facility to maintain an interest rate protection arrangement on half of our outstanding balance under the term loan. Accordingly, the notional amount will be adjusted periodically as we make scheduled principal repayments such that it will equal at least 50% of our outstanding balance under the term loan. However, the notional amount may, at times, exceed 50% of our outstanding balance if we make unscheduled principal repayments.

   Debt Issuance Costs

     We incurred debt issuance costs of $1.4 million to establish the new bank credit facility. We capitalized these costs and are recognizing them as an adjustment to interest expense over the lives of the underlying term loan and revolving credit loan.

(8)    Income Taxes

     The actual income tax benefit for the three months and six months ended March 31, 2000 differs from the expected income tax benefit calculated by applying the federal statutory rate of 35.0% to our loss before income tax benefit due principally to the effect of amortization of goodwill and other intangible assets that is not deductible for income tax purposes. We are amortizing goodwill and other intangible assets from the acquisition of Pivotpoint over periods ranging from five to seven years. Accordingly, we expect our effective tax rate to differ from the federal statutory rate while we record amortization of goodwill and other intangible assets that is not deductible for income tax purposes. Other items that affect our effective tax rate include principally state and foreign income taxes.

(9)    Unamortized Restricted Stock Compensation

     On March 31, 2000, we granted performance accelerated restricted stock, or PARS, to certain officers and employees pursuant to our 1998 Long-Term Incentive Plan. PARS are shares of common stock granted outright without cost to the officer or employee. The shares, however, are restricted in that they may not be sold or otherwise transferred by the officer or employee until they vest, generally after the end of three years. If the officer or employee leaves our company prior to the vesting date for any reason other than death or retirement, the PARS shares generally will be forfeited by the officer or employee and will be returned to us. Once the PARS have vested, they become unrestricted and may be transferred and sold like any other shares of common stock.

      We recognize compensation expense over the performance period based on the grant date fair value of the PARS shares issued to officers and employees. We recorded no compensation expense for these PARS during the three months and six months ended March 31, 2000 because they were issued on the last day of the period. Unamortized restricted stock compensation, which represents compensation expense attributable to future periods, is presented as a separate component of shareholders' equity.

(10)    Operating Segments and Geographic Information

      The following table includes interim financial information for the three months and six months ended March 31, 2000 and 1999 related to our operating segments and geographic areas. The information presented below may not be indicative of results if the geographic areas were independent organizations.

                                                  North
                                                 America       EMEA      LAAP   Corporate     Total
                                                 --------   --------- --------- ----------  ---------
                                                                   (In thousands)
   Three Months Ended March 31, 2000:
   Revenue from unaffiliated customers.........    $26,445    $5,255    $2,821               $ 34,521
                                                   =======    ======    ======               ========

   Income (loss) from operations...............      3,906      (755)       20  $(19,731)     (16,560)
                                                   =======    ======    ======  ========
   Interest income.............................                                                   257
   Interest expense............................                                                  (907)
                                                                                             --------
   Loss before income tax benefit..............                                              $(17,210)
                                                                                             ========

   Three Months Ended March 31, 1999:
   Revenue from unaffiliated customers.........    $20,625    $7,059    $2,579               $ 30,263
                                                   =======    ======    ======               ========

   Income (loss) from operations...............      3,471       (84)      389     $(829)       2,947
                                                   =======    ======    ======  ========
   Interest income.............................                                                   337
   Interest expense............................                                                   (14)
                                                                                             --------
   Income before income tax expense............                                              $  3,270
                                                                                             ========

                                                  North
                                                 America       EMEA      LAAP    Corporate      Total
                                                 --------   --------- ---------  ---------- ---------
                                                                   (In thousands)
   Six Months Ended March 31, 2000:
   Revenue from unaffiliated customers.........    $48,172   $12,067    $4,807               $ 65,046
                                                   =======   =======    ======               ========

   Income (loss) from operations...............      7,670        16        69  $(20,508)     (12,753)
                                                   =======   =======    ======  ========
   Interest income.............................                                                   563
   Interest expense............................                                                  (919)
                                                                                             --------
   Loss before income tax benefit..............                                              $(13,109)
                                                                                             ========

   Six Months Ended March 31, 1999:
   Revenue from unaffiliated customers.........    $46,018   $16,067    $6,639               $ 68,724
                                                   =======   =======    ======               ========

   Income (loss) from operations...............     10,451     2,738       817  $ (1,660)      12,346
                                                   =======   =======    ======  ========
   Interest income.............................                                                   745
   Interest expense............................                                                   (29)
                                                                                             --------
   Income before income tax expense............                                              $ 13,062
                                                                                             ========

      On January 12, 2000, we acquired Pivotpoint, whose operations are conducted predominantly in the United States. Accordingly, our results of operations in North America for the three months and six months ended March 31, 2000 include the results of the acquired Pivotpoint business from the date of acquisition.

     The results for Corporate for the three months and six months ended March 31, 2000 include restructuring and acquisition charges of $11.1 million, special charges related to the write-off of technology-related assets and other special items of $4.9 million and amortization of goodwill of $2.3 million.

(11)   Supplemental Cash Flow Information

     Non-cash investing and financing activities are summarized below:

                                                                   Three Months                  Six Months
                                                                 Ended March 31,               Ended March 31,
                                                           -----------------------------------------------------------
                                                               2000          1999           2000           1999
                                                           -----------------------------------------------------------
                                                                                 (In thousands)
           Liabilities and debt assumed in
                acquisitions...........................          $15,933             --        $15,933             --
           Restricted common stock issued in an
                acquisition............................          $ 1,931             --        $ 1,931             --
           Expense for stock-based awards..............          $   (24)         $(236)       $  (124)         $(187)
           Tax benefit associated with exercise                  $   476          $   4        $   567          $ 275
                of stock options and stock awards......
           Conversion of preferred stock...............               --             --             --          $ 150

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes contained in "Item 1. Financial Statements" in Part I of this report. This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 as filed with the SEC. The cautionary statements made in that Form 10-K are applicable to all related forward-looking statements wherever they appear in this report.

Results of Operations

    Acquisition of Pivotpoint, Inc.

      We acquired Pivotpoint on January 12, 2000 for $48.0 million in cash. This strategic business combination enabled us to immediately expand our integrated manufacturing solutions across multiple platforms, including Windows NT, UNIX, Linux and AS/400. In addition to MAPICS XA, our flagship EEA, we now provide the following advanced business systems to mid-sized manufacturers and distribution companies:

          . Point.Man, a powerful suite of EEA designed to streamline business processes for manufacturing, customer service and financial reporting across multiple sites, business lines and countries. Point.Man combines the speed, Internet accessibility and tight integration that mid-sized manufacturers expect with broad functionality that can be implemented as required to meet the needs of rapidly growing companies;

          .    Thru-Put, an advanced planning and scheduling, or APS, system;
               and

          .    Maincor, an enterprise asset management, or EAM, system.

Following our acquisition of Pivotpoint, we now have more than 3,000 customers worldwide who have implemented our solutions.

      During the three months ended March 31, 2000, our management team, sales force and affiliates focused a significant portion of their efforts on integrating the Pivotpoint business. We believe that the special focus we placed on these integration activities was a significant distraction for our selling channel during the three months ended March 31, 2000. Although we expect our results of operations to benefit from increased revenue resulting from the transaction, on going efforts to integrate the business could likewise have a negative impact on our future sales.

      The acquisition of Pivotpoint has modified our business model. Generally, our cost structure is designed so that a significant portion of our operating expenses varies in direct relation to our license revenue. These variable expenses include product royalties, which are included in cost of license revenue, and commissions paid to affiliates, which are included in selling and marketing expenses. Moreover, our affiliates, rather than our employees, typically provide implementation, consulting and application integration services for our customers. Accordingly, we generally record neither the service revenue associated with the implementation and consulting work nor the costs associated with maintaining a consulting force.

      As a result of our acquisition of the Pivotpoint business:

          . the mix of revenue between license revenue and services revenue changed during the three months ended March 31, 2000. Services revenue increased as a percentage of total revenue during the three-month period and may continue to increase as a percentage of total revenue in future periods because we now have a group of employee consultants that perform implementation and customization services. Accordingly, we now record consulting and other revenue related to these services as they are performed;

          . the cost of services revenue increased during the three months ended March 31, 2000 and may continue to increase in future periods. Prior to the acquisition of Pivotpoint, our cost of services revenue principally included the costs of providing customer support. Following the acquisition, our cost of services revenue includes these costs plus (1) the additional costs of providing customer support for Point.Man, Thru-Put, Maincor and other products of the acquired Pivotpoint business and (2) the costs associated with maintaining a group of employee consultants; and

          . selling costs increased during the three months ended March 31, 2000 and may continue to increase in future periods. In addition to our affiliates who sell our products for a commission, we now employ a direct sales force to sell our products. Although we are working to integrate the activities of our direct sales force and our affiliates, a higher proportion of our total selling costs are now fixed.

      Furthermore, our results of operations for the three months ended March 31, 2000 were, and future periods may be, negatively affected by the following items related to our acquisition of Pivotpoint:

          . a significant portion of the total purchase price was allocated to goodwill and other intangible assets that will negatively impact future operating results through the recognition of additional amortization expense. Amortization of goodwill is presented on a separate line in the statement of operations while amortization of acquired technology and other intangible assets is included in cost of license revenue;

          . we financed a portion of the total purchase price with borrowings from a syndicate of banks in the amount of $40.0 million. Interest expense and principal repayments associated with these borrowings has had and will continue to have a negative impact on our earnings and cash flows while the debt is outstanding; and

          .
               we have incurred and will continue to incur incremental operating expenses associated with the acquired Pivotpoint business.

      We filed a Current Report on Form 8-K with the SEC dated January 12, 2000, as amended by a Form 8-K/A filed with the SEC on March 27, 2000, reporting, pursuant to Items 2 and 7, our acquisition of Pivotpoint. The amended report included the historical financial statements of Pivotpoint and pro forma financial information of the combined entities to the extent required.

      Additional risks associated with this acquisition and other business combinations that we may transact are presented in Exhibit 99 to this report.

    Three Months and Six Months Ended March 31, 2000 Compared to Three Months and Six Months Ended March 31, 1999

      Summary. Our results of operations for the three months and six months ended March 31, 2000 include the results of operations of Pivotpoint from January 12, 2000. Because we accounted for this business combination as a purchase, our results for periods prior to the acquisition date, including those for the three months and six months ended March 31, 1999, do not include the results of Pivotpoint. Additionally, during the three months ended March 31, 2000, we recorded restructuring and acquisition charges of $11.1 million before income taxes, including the write-off of in-process research and development costs of $1.4 million. We also took charges of $4.9 million before income taxes in the three-month period ended March 31, 2000 for the write-off of some technology-related assets and other special items. Of these $16.0 million of combined special charges, $12.3 million were non-cash items.

      For the three months and six months ended March 31, 2000, we reported a net loss of $12.3 million, or $0.69 per share, and $9.8 million, or $0.55 per share, respectively. Before the aforementioned special charges and amortization of goodwill, our results for the three months and six months ended March 31, 2000 were income after income taxes of $640,000, or $0.03 per share (diluted), and $3.2 million, or $0.15 per share (diluted), respectively. For the three months and six months ended March 31, 1999, we reported net income of $2.0 million, or $0.09 per share (diluted), and $8.0 million, or $0.35 per share (diluted), respectively.

      The following table shows a reconciliation of our results before special charges and amortization of goodwill to our net loss as reported in the statements of operations for the three months and six months ended March 31, 2000 (in thousands):

                                                               Three Months Ended      Six Months Ended
                                                                 March 31, 2000         March 31, 2000
                                                               ------------------      ----------------

Income before special charges and
  amortization of goodwill....................                      $    640              $  3,162
Less special charges and amortization of
  goodwill before income taxes:
  Restructuring charges.......................     $ (9,678)
  Acquisition charges (in process research
    and development costs)....................       (1,400)
  Write-off of technology-related assets and
    other special items.......................       (4,923)
  Amortization of goodwill....................       (2,304)
                                                   --------
Total special charges and amortization of
  goodwill before income taxes................     $(18,305)
                                                   ========
Special charges and amortization of goodwill
  after income taxes..........................     $(12,947)         (12,947)              (12,947)
                                                   ========         --------              --------
Net loss......................................                      $(12,307)             $ (9,785)
                                                                    ========              ========

      The following table presents our statements of operations data as a percentage of total revenue for the three months and six months ended March 31, 2000 and 1999:

                                                       Three Months Ended              Six Months Ended
                                                            March 31,                      March 31,
                                                       ------------------              -----------------
                                                       2000          1999              2000         1999
                                                       ----          ----              ----         ----
Revenue:
   License.................................            43.5 %        47.6 %            45.3 %       54.4 %
   Services................................            56.5          52.4              54.7         45.6
                                                      -----         -----             -----        -----
     Total revenue.........................           100.0         100.0             100.0        100.0
                                                      =====         =====             =====        =====
Operating expenses:
   Cost of license revenue.................            12.3           9.8              11.6          9.5
   Cost of services revenue................            24.8          15.7              22.3         12.9
   Selling and marketing...................            34.0          39.4              34.8         38.4
   Product development.....................            11.4          13.8              12.5         11.9
   General and administrative..............            26.7          11.6              17.9          9.3
   Amortization of goodwill................             6.7            --               3.5           --
   Restructuring and acquisition charges...            32.1            --              17.0           --
                                                      -----         -----             -----        -----
     Total operating expenses..............           148.0          90.3             119.6         82.0
                                                      -----         -----             -----        -----
Income (loss) from operations..............           (48.0)          9.7             (19.6)        18.0
Interest income............................             0.7           1.1               0.9          1.0
Interest expense...........................            (2.6)          0.0              (1.4)         0.0
                                                      -----         -----             -----        -----
Income (loss) before income tax
   expense (benefit).......................           (49.9)         10.8             (20.1)        19.0
Income tax expense (benefit)...............           (14.2)          4.2              (5.1)         7.3
                                                      -----         -----             -----        -----
Net income (loss)..........................           (35.7)%         6.6 %           (15.0)%       11.7 %
                                                      =====         =====             =====        =====

     License Revenue. The following table shows information about our license revenue during the three months and six months ended March 31, 2000 and 1999:

                                                        Three Months Ended                    Six Months Ended
                                                             March 31,                            March 31,
                                                             ---------       Change From          ---------           Change From
                                                        2000          1999    Prior Year      2000         1999       Prior Year
                                                        ----          ----    ----------      ----         ----       ----------
                                                      (Dollars in thousands)               (Dollars in thousands)
License revenue............................           $15,014       $14,397       4.3%      $29,494      $37,370        (21.1)%

As a percentage of total revenue...........              43.5%         47.6%                   45.3%        54.4%

     The increase in license revenue during the three months ended March 31, 2000 resulted from a higher volume of product sales to existing XA customers and additional license revenue from the sale of Point.Man, Thru-Put, Maincor and other products of the acquired Pivotpoint business. License revenue from new customers decreased during the three months ended March 31, 2000 while license revenue from existing customers increased from the year-ago period.

     The decrease in license revenue during the six months ended March 31, 2000 resulted from a lower volume of product sales to new customers, offset by the additional license revenue from sales of Point.Man, Thru-Put, Maincor and other products of the acquired Pivotpoint business. License revenue from new customers decreased during the six months ended March 31, 2000 while license revenue from existing customers increased slightly from the year-ago period.

     Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and the Asia Pacific regions, or LAAP. The following table shows license revenue contributed by each of our primary geographic markets for the periods presented:

                                                        Three Months Ended                   Six Months Ended
                                                             March 31,                           March 31,
                                                             ---------      Change From          ---------          Change From
                                                        2000          1999   Prior Year      2000         1999       Prior Year
                                                        ----          ----   ----------      ----         ----       ----------
                                                      (Dollars in thousands)              (Dollars in thousands)
North America..............................           $11,418        $9,448    20.9 %      $21,733      $23,619         (8.0)%
EMEA.......................................             1,979         3,447   (42.6)         5,466        9,164        (40.4)
LAAP.......................................             1,617         1,502     7.7          2,295        4,587        (50.0)
                                                      -------       -------                -------      -------
      Total................................           $15,014       $14,397     4.3 %      $29,494      $37,370        (21.1)%
                                                      =======       =======                =======      =======

     The following table shows the percentage of total license revenue contributed by each of our primary geographic markets for the periods presented:

                                                        Three Months Ended              Six Months Ended
                                                             March 31,                      March 31,
                                                             ---------                      ---------
                                                         2000         1999              2000         1999
                                                         ----         ----              ----         ----
North America..............................             76.0%         65.6%             73.7%        63.2%
EMEA.......................................             13.2          23.9              18.5         24.5
LAAP.......................................             10.8          10.5               7.8         12.3
                                                       ------        ------            ------       ------
      Total................................            100.0%        100.0%            100.0%       100.0%
                                                       ======        ======            ======       ======

     For the three months ended March 31, 2000 license revenue increased in North America as a result of the additional revenue contributed from sales of Point.Man, Thru-Put, Maincor and other products of the acquired Pivotpoint business. For the six months ended March 31, 2000, license revenue decreased in each of our geographic areas. Point.Man, Thru-Put, Maincor and other products of the acquired Pivotpoint business are primarily sold in North America. As a result, the percentage of total license revenue contributed by our operations in North America increased during the three month and six month periods ended March 31, 2000 from the year ago periods. Furthermore, the decrease in license revenue from the sale of XA products was more pronounced in our international markets.

      Additional information about our operations in these geographic areas is presented in Note (10) of the notes to our condensed consolidated financial statements contained in "Item 1. Financial Statements" in Part I of this report.

     Services Revenue. The following table shows information about our services revenue during the three months and six months ended March 31, 2000 and 1999:

                                                        Three Months Ended                       Six Months Ended
                                                             March 31,                               March 31,
                                                             ---------       Change From             ---------           Change From
                                                        2000          1999    Prior Year        2000         1999        Prior Year
                                                        ----          ----    ----------        ----         ----        ----------
                                                      (Dollars in thousands)                 (Dollars in thousands)
Services revenue...........................           $19,507       $15,866      22.9%        $35,552      $31,354          13.4%

As a percentage of total revenue...........              56.5%         52.4%                     54.7%        45.6%

     Services revenue increased during the three months and six months ended March 31, 2000 due to the additional maintenance, consulting and other services revenue generated by the acquired Pivotpoint business. Services revenue for the XA products was only slightly higher than that for the prior year. Annual license revenue, which is the most significant component of XA services revenue, increased at a lower rate during the three months and six months ended March 31, 2000 as a result of the slowdown in license sales during the last four fiscal quarters.

     Cost of License Revenue. The following table shows information about our cost of license revenue during the three months and six months ended March 31, 2000 and 1999:

                                                         Three Months Ended                 Six Months Ended
                                                              March 31,                         March 31,
                                                              ---------      Change From        ---------           Change From
                                                         2000          1999   Prior Year    2000         1999       Prior Year
                                                         ----          ----   ----------    ----         ----       ----------
                                                       (Dollars in thousands)            (Dollars in thousands)
Cost of license revenue....................            $4,238        $2,951     43.6%      $7,573       $6,546          15.7%

As a percentage of license revenue.........              28.2%         20.5%                 25.7%        17.5%
As a percentage of total revenue...........              12.3%          9.8%                 11.6%         9.5%

      Cost of license revenue includes product royalties, amortization of computer software costs (including acquired technology) and amortization of other intangible assets. Cost of license revenue increased during the three months and six months ended March 31, 2000 principally as a result of:

     . an increase in product royalty expense due to a change in the mix of products sold, including a higher percentage of products developed by third parties to whom we pay a royalty.

     . additional amortization of the acquired technology and other intangible assets from the acquisition of Pivotpoint in the amount of $328,000; and

     . accelerated amortization on capitalized software translations costs that we believe will not be recovered in the amount of $327,000.

     Product royalties as a percentage of license revenue increased to 12.5% for the three months ended March 31, 2000 from 7.0% for the same period last year. We expect that cost of license revenue will vary from period to period based on the mix of products licensed between internally developed products and third party-developed products.

     Excluding the accelerated amortization mentioned above, amortization of computer software costs of $1.6 million and $3.4 million for the three months and six months ended March 31, 2000, respectively, was only slightly less than the amounts recorded for the same periods a year ago.

     Cost of Services Revenue. The following table shows information about our cost of services revenue during the three months and six months ended March 31, 2000 and 1999:

                                                        Three Months Ended                    Six Months Ended
                                                             March 31,                            March 31,
                                                             ---------       Change From          ---------          Change From
                                                        2000          1999    Prior Year      2000         1999       Prior Year
                                                        ----          ----    ----------      ----         ----       ----------
                                                      (Dollars in thousands)               (Dollars in thousands)
Cost of services revenue...................            $8,562        $4,764      79.7%      $14,410       $8,847          62.9%

As a percentage of services revenue........              43.9%         30.0%                   40.5%        28.2%
As a percentage of total revenue...........              24.8%         15.7%                   22.3%        12.9%

     The increase in cost of services revenue is principally attributable to (1) the additional costs of providing support for Point.Man, Thru-Put, Maincor and other products of the acquired Pivotpoint business and (2) the costs associated with maintaining a consulting staff. Prior to the acquisition of Pivotpoint, we did not have a large consulting staff because our affiliates generally implemented our products. With the acquisition of Pivotpoint, we now provide consulting and implementation services for the products of the acquired Pivotpoint business. We are currently cross-training affiliates and employees to provide these services for all product lines.

     In addition, we reallocated several employees from sales, marketing and product development functions to service groups focused on providing services for our EEA and creating e-business solutions for our customers. We expect that cost of services revenue will continue to increase during the remainder of fiscal 2000 due to the additional costs associated with the acquired Pivotpoint business and costs associated with the continued implementation our e-business strategy.

     Selling and Marketing Expenses. The following table shows information about our selling and marketing expenses during the three months and six months ended March 31, 2000 and 1999:

                                                        Three Months Ended                   Six Months Ended
                                                            March 31,                            March 31,
                                                            ---------        Change From         ---------          Change From
                                                       2000           1999   Prior Year      2000         1999       Prior Year
                                                       ----           ----   ----------      ----         ----       ----------
                                                      (Dollars in thousands)              (Dollars in thousands)
Selling and marketing expenses.............           $11,752       $11,917     (1.4)%     $22,625      $26,362        (14.2)%

As a percentage of total revenue...........              34.0%         39.4%                  34.8%        38.4%

     Selling and marketing expenses decreased slightly during the three months ended March 31, 2000 due to a decrease in spending on selling and marketing personnel and programs, which was mostly offset by an increase in payroll and related items for the acquired Pivotpoint business. Affiliate fees during the three-month period ended March 31, 2000 were generally the same as those for the prior year period. Although license revenue increased during the three-month period, we generally did not incur affiliate fees on the sale of Point.Man, Thru-Put, Maincor and other products of the acquired Pivotpoint business. We are currently training our affiliate channel to sell the Pivotpoint products.

     During the six months ended March 31, 2000, selling and marketing expenses decreased primarily due to a $3.5 million decrease in affiliate fees resulting from a decrease in license revenue. Otherwise, the decrease in selling and marketing expenses during the six-month period was due to a decrease in spending on selling and marketing personnel and programs, which was mostly offset by the increase in payroll and related items as discussed above.

     Product Development Expenses. The following table shows information about our product development expenses during the three months and six months ended March 31, 2000 and 1999:

                                                        Three Months Ended                    Six Months Ended
                                                             March 31,                            March 31,
                                                             ---------       Change From          ---------           Change From
                                                        2000          1999    Prior Year      2000         1999       Prior Year
                                                        ----          ----    ----------      ----         ----       ----------
                                                      (Dollars in thousands)               (Dollars in thousands)
Product development costs..................            $4,959        $4,985      (0.5)%      $9,922       $9,708           2.2 %
Software translation costs.................               603           603       0.0         1,015        1,315         (22.8)
                                                       ------        ------                  ------       ------
      Total spending.......................             5,562         5,588      (0.5)       10,937       11,023          (0.8)
                                                       ------        ------                  ------       ------
Less:
Capitalized product development costs......            (1,227)         (943)     30.1        (2,170)      (1,721)         26.1
Capitalized software translation costs.....              (396)         (470)    (15.7)         (616)      (1,104)        (44.2)
                                                       ------        ------                  ------       ------
      Total capitalization.................            (1,623)       (1,413)     14.9        (2,786)      (2,825)         (1.4)
                                                       ------        ------                  ------       ------
      Product development expenses.........            $3,939        $4,175      (5.7)%      $8,151       $8,198          (0.6)%
                                                       ======        ======                  ======       ======

Total spending as a percentage of
     total revenue.........................              16.1 %        18.5 %                  16.8 %       16.0 %
Product development expense as
     a percentage of total revenue.........              11.4 %        13.8 %                  12.5 %       11.9 %

     Spending on product development activities increased only slightly during the three months and six months ended March 31, 2000. Software translation costs, which decreased during the three months and six months ended March 31, 2000, are typically project related, and the timing of those expenditures is subject to change from period to period.

     In connection with the acquisition of Pivotpoint, we discontinued our product development efforts to re-engineer our XA software applications to the Windows NT server platform. Cost savings from discontinuing these efforts were offset by the added costs of our new development organization for the acquired products.

     Software capitalization rates are generally affected by the nature and timing of development activities and vary from period to period.

     General and Administrative Expenses. The following table shows information about our general and administrative expenses during the three months and six months ended March 31, 2000 and 1999:

                                                 Three Months Ended                         Six Months Ended
                                                      March 31,                                 March 31,
                                                      ---------            Change From          ---------           Change From
                                                 2000           1999        Prior Year      2000         1999       Prior Year
                                                 ----           ----        ----------      ----         ----       ----------
                                                (Dollars in thousands)                    (Dollars in thousands)
General and administrative expenses........      $9,208        $3,509                      $11,658       $6,425
Less:
Special charges............................      (4,596)           --                       (4,596)          --
                                                 ------        ------                      -------       ------
General and administrative expenses
   before special charges..................      $4,612        $3,509         31.4 %       $ 7,062       $6,425           9.9 %
                                                 ======        ======                      =======       ======

As a percentage of total revenue...........        13.4%         11.6%                        10.9%         9.3%
                                                 ======        ======                      =======       ======

     General and administrative expenses for the three months ended March 31, 2000 include the following special charges:

     . $4.1 million for the write-off of non-productive technology-related assets. These assets largely represent prepaid royalties for technology that we believe will not be recovered through future sales of the related products, and

     . $500,000 for compensation expense recorded in connection with the acquisition of Pivotpoint.

     During the three months and six months ended March 31, 2000, general and administrative expenses excluding these special charges increased as a result of additional general and administrative costs of the acquired Pivotpoint business in the amount of $688,000 plus an increase in bad debts of $289,000.

     Amortization of Goodwill. We completed two acquisitions during the three months ended March 31, 2000, both of which were treated as purchase business combinations for accounting purposes. Total goodwill recorded in these transactions was $47.4 million, which we are amortizing over five years. Goodwill amortization for the three months and six months ended March 31, 2000 was $2.3 million.

     Restructuring and Acquisition Charges. In connection with the acquisition of Pivotpoint, we recorded restructuring and acquisition charges of $11.1 million during the three months ended March 31, 2000. Of that amount, $9.7 million represents restructuring charges and $1.4 million represents the write-off of in-process research and development costs.

     Prior to the acquisition of Pivotpoint, we were engaged in product development activities to re-engineer our XA applications to the Windows NT server platform. We made the decision to discontinue our NT development effort for the XA applications because Pivotpoint's EEA, Point.Man, runs on multiple platforms, including Windows NT, UNIX and Linux. Accordingly, we wrote-off computer software costs related to our NT development, and we accrued costs for contractual obligations arising from the termination of a technology alliance with a third party.

     Following the acquisition of Pivotpoint, we had two APS solutions among our product offerings: (1) Wisdom and (2) Thru-Put. After an extensive evaluation of both products, we selected Thru-Put as our APS solution because of the product's e-business capabilities, quick implementation, return on investment for customers, ease of use and best-of-breed functionality. Furthermore, we established plans to migrate existing Wisdom customers to Thru-Put. Accordingly, we wrote-off computer software costs and other assets related to the Wisdom product, and we accrued costs for contractual obligations arising from the termination of a related technology alliance with a third party.

     Restructuring charges include:

     . $6.1 million for the write-off of computer software costs related to technology and products that became redundant or otherwise lost value upon the acquisition of Pivotpoint;

     . $3.1 million for contractual obligations arising from the termination of technology alliances; and

     .  $500,000 for severance and other items.

     We expect total future cash expenditures related to these contractual obligations and severance to be approximately $3.3 million of which we expect to pay $1.8 million within the next 12 months.

     Interest Income and Interest Expense. The following table shows information about our interest income and interest expense during the three months and six months ended March 31, 2000 and 1999:

                                                    Three Months Ended                         Six Months Ended
                                                         March 31,                                 March 31,
                                                         ---------           Change From           ---------           Change From
                                                    2000           1999       Prior Year       2000         1999       Prior Year
                                                    ----           ----       ----------       ----         ----       ----------
                                                  (Dollars in thousands)                    (Dollars in thousands)
Interest income............................        $  257         $ 337        (23.7%)         $ 563        $ 745         (24.4%)
Interest expense...........................          (907)          (14)      *100.0 %          (919)         (29)       *100.0 %
                                                   ------         -----                        ------       -----
Interest income (expense), net.............        $ (650)        $ 323                        $(356)       $ 716
                                                   ======         =====                        ======       =====

As a percentage of total revenue...........          (1.9)%         1.1 %                       (0.5)%        1.0%
                                                   ======         =====                        ======       =====

* greater than

     Interest income decreased during the three months and six months ended March 31, 2000 due primarily to a decrease in the average balance of cash and cash equivalents. We anticipate that interest income will continue to decrease as the average balance of cash and cash equivalents decreases due to our debt funding requirements.

     Interest expense increased significantly beginning in the three months ended March 31, 2000 as a result of borrowings under the term loan portion of our new bank credit facility. Interest expense includes (1) interest on our term loan based on our lender's base rate or LIBOR plus a predetermined margin, (2) commitment fees on the unused portion of our revolving credit facility and (3) amortization of debt issuance costs.

     On April 4, 2000, we entered into an interest rate swap arrangement with a bank. The purpose of the interest rate swap arrangement is to reduce our exposure to interest rate fluctuations on a portion of our outstanding term debt. Under the terms of the interest rate swap arrangement, we have agreed with a bank to pay a fixed rate of interest of 7.0% per year on an initial notional amount of $17.5 million in exchange for a variable rate payment based on LIBOR, which at April 4, 2000 was 6.29% per year. We will recognize any differences paid or received on the interest rate swap arrangement as an adjustment to interest expense over the life of the arrangement, thereby adjusting the effective interest rate on the underlying term loan.

     We anticipate that interest expense will increase during the three months ending June 30, 2000 because we will incur a full-quarter's worth of interest expense from (1) the outstanding balance of our term loan, (2) commitment fees payable on unused portions of our revolving credit facility, (3) amortization of debt issuance costs plus additional interest expense resulting from our interest rate swap arrangement and because we believe that interest rates will continue to increase.

     Income Tax Expense (Benefit). The following table shows information about our income tax expense (benefit) during the three months and six months ended March 31, 2000 and 1999:

                                                    Three Months Ended          Six Months Ended
                                                         March 31,                  March 31,
                                                         ---------                  ---------
                                                    2000           1999         2000         1999
                                                    ----           ----         ----         ----
                                                  (Dollars in thousands)     (Dollars in thousands)
Income (loss) before income tax
   expense (benefit).......................      $(17,210)        $3,270      $(13,109)      $13,062
Income tax expense (benefit)...............      $ (4,903)        $1,259      $ (3,324)      $ 5,029

As a percentage of total revenue...........         (14.2)%          4.2%         (5.1)%         7.3%
Effective income tax rate..................         (28.5)%         38.5%        (25.4)%        38.5%

      The actual income tax benefit for the three months and six months ended March 31, 2000 differs from the expected income tax benefit calculated by applying the federal statutory rate of 35.0% to our loss before income tax expenses (benefit) due principally to the effect of amortization of goodwill and other intangible assets that is not deductible for income tax purposes. We are amortizing goodwill and other intangible assets from the acquisition of Pivotpoint over periods ranging from five to seven years. Accordingly, we expect our effective tax rate to be higher than the federal statutory rate while we record amortization of goodwill and other intangible assets that is not deductible for income tax purposes. Other items that affected our effective tax rate during the three months and six months ended March 31, 2000 and 1999 include principally state and foreign income taxes.

Liquidity and Capital Resources

     The following tables show information about our cash flows during the six months ended March 31, 2000 and 1999 and selected balance sheet data as of March 31, 2000 and September 30, 1999. You should read these tables and the discussion that follows in conjunction with our condensed consolidated statements of cash flows and balance sheets contained in "Item 1. Financial Statements" in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 as filed with the SEC.

                                                                                  Summary of Cash Flows
                                                                                  ---------------------
                                                                                     Six Months Ended
                                                                                     ----------------
                                                                                        March 31,
                                                                                        ---------
                                                                                     2000         1999
                                                                                     ----         ----
                                                                                      (In thousands)
Net cash provided by operating activities before
   changes in operating assets and liabilities.................................  $    1,942   $   17,500
Increase (decrease) in operating assets and liabilities........................      13,267      (10,252)
                                                                                 ----------   ----------
Net cash provided by operating activities......................................      15,209        7,248
Net cash used for investing activities.........................................     (52,681)      (5,832)
Net cash provided by (used for) financing activities...........................      33,835       (7,873)
                                                                                 ----------   ----------
   Net decrease in cash and cash equivalents...................................  $   (3,637)  $   (6,457)
                                                                                 ==========   ==========

                                                                                    Balance Sheet Data
                                                                                    ------------------
                                                                                  March 31,  September 30,
                                                                                     2000        1999
                                                                                     ----        ----
                                                                                      (In thousands)
Cash and cash equivalents......................................................  $  17,714    $  21,351
Working capital (deficit)......................................................    (23,753)       6,487
Working capital (excluding deferred revenue)...................................     11,163       35,486
Total assets...................................................................    145,626       95,394
Total shareholders' equity.....................................................     33,781       38,259

     We have funded our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash provided by operating activities generally reflect the changes in net income (loss) plus the effects of changes in working capital. Changes in working capital, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

     We generated positive cash flows from operating activities of $15.2 million and $7.2 million during the six months ended March 31, 2000 and 1999, respectively. Although we recorded a net loss of $9.8 million for the six months ended March 31, 2000, a significant portion of that loss was comprised of non-cash items, including the write-off of computer software costs in the amount of $7.8 million and depreciation and amortization of computer software costs, goodwill and other intangible assets in the combined amount of $7.8 million. For the six months ended March 31, 1999, we recorded net income of $8.0 million, including depreciation and amortization of computer software costs and other intangible assets in the combined amount of $4.8 million. Income taxes also had a significant effect on the reconciliation of net income to cash flows provided by operating activities. In the six months ended March 31, 2000, deferred income taxes increased $4.7 million; whereas in the six months ended March 31, 1999, deferred income taxes decreased $4.3 million. Even so, net cash provided by operating activities before changes in operating assets and liabilities was $1.9 million for the six months ended March 31, 2000 compared to $17.5 million for the year earlier period.

     During the six months ended March 31, 2000, we made significant strides to collect outstanding accounts receivable from our customers. These efforts resulted in a $6.5 million reduction in accounts receivable, and our days sales outstanding ratio on a trailing three-month basis dropped from 109 days in the prior year to 69 days at March 31, 2000. Other significant changes in operating assets and liabilities during the six months ended March 31, 2000 include a $3.8 million increase in non-current liabilities for obligations under certain technology arrangements and a $2.7 million increase in deferred revenue, largely due to billings for annual license fees and maintenance. During the six months ended March 31, 1999, accounts receivable increased $1.1 million while accounts payable and accrued expenses and other current liabilities decreased $7.3 million. The decrease in accounts payable and accrued expenses and other current liabilities during the six months ended March 31, 1999 resulted from the timing of payments to vendors and other service providers and accelerated payments of commissions to affiliates.

     The nature and amounts of net cash flows from investing and financing activities during the six months ended March 31, 2000 were comparable to those in the prior year period, except as follows in the next paragraph.

     On January 12, 2000, we acquired Pivotpoint for $48.0 in cash. In addition, we paid transaction costs of $2.0 million. We borrowed $40.0 million under a new term loan and revolving credit facility to finance a portion of the purchase price. We funded the remainder of the purchase price and costs related to the transaction with available cash. This new borrowing arrangement, for which we paid $1.4 million in debt issuance costs during the six months ended March 31, 2000, replaced our previous bank credit facility and consists of a $40.0 million term loan and a $20.0 million revolving credit facility with a syndicate of banks.

     The term loan requires us to make eleven quarterly installment payments in varying amounts of principal beginning on July 1, 2000 and ending on December 31, 2002, the maturity date of the term loan. In addition, we must make quarterly payments of interest based on the lender's base rate or LIBOR plus a predetermined margin. However, we may be required under certain circumstances, based on our cash flows, to prepay all or a portion of the outstanding balance, or we may at our discretion without penalty elect, subject to some limitations, to prepay all or a portion of the outstanding balance. In addition, while amounts are outstanding under the term loan portion of the bank credit facility, we will be required to hedge a portion of our interest rate risk by entering into an interest rate protection arrangement. During the three months ended March 31, 2000, we made a principal repayment of $2.7 million on debt assumed in the acquisition of Pivotpoint and a voluntary principal prepayment of $5.0 million on our term loan.

     On April 4, 2000, we entered into an interest rate swap arrangement with a bank. The purpose of the interest rate swap is to reduce our exposure to interest rate fluctuations on a portion of our outstanding term debt. Under the terms of the interest rate swap arrangement, we have agreed with a bank to pay a fixed rate of interest of 7.0% per year on an initial notional amount of $17.5 million in exchange for a variable rate payment based on LIBOR, which at April 4, 2000 was 6.29% per year. We will recognize any differences paid or received on the interest rate swap arrangement as an adjustment to interest expense over the life of the arrangement, thereby adjusting the effective interest rate on the underlying term loan.

     We can borrow, subject to some limitations, up to $20.0 million under the revolving credit portion of the bank credit facility. All borrowings outstanding under the revolving credit facility mature on January 12, 2004. In addition, we must pay a commitment fee for the unused portion of the revolving credit facility. At March 31, 2000, no amount was outstanding under the revolving credit portion of the bank credit facility.

     In connection with the acquisition of Pivotpoint, we obtained some favorable income tax attributes, principally net operating loss carryforwards, or NOL's, of $15.2 million and tax credits of $700,000. We will be able to use these additional NOL's and tax credits in future periods to reduce income taxes payable on our earnings. However, our utilization of these NOL's and tax credits may be limited on an annual basis. The IRS is currently examining Pivotpoint's tax returns for 1994 and 1995, and we established a reserve for any possible adjustments to these NOL's and tax credits.

     We believe that cash and cash equivalents on hand as of March 31, 2000, together with cash flows from operating activities and available borrowings under the revolving credit facility, will be sufficient for us to make the scheduled payments of principal and interest on borrowings outstanding under the term loan portion of our bank credit facility and to maintain our operations for at least the next 12 months.

Year 2000 Issue

     In late 1999, we completed all of the necessary Year 2000 testing and remediation of our products and internal systems. As a result of those efforts, we did not experience any significant disruptions in our information technology and non-information technology systems. We incurred approximately $330,000 in costs to make our products and internal systems Year 2000 compliance. Although it remains possible that Year 2000 related problems could still arise, we do not feel it necessary to implement any additional procedures throughout the year 2000 to monitor any latent Year 2000 problems that may arise.

     We believe that during fiscal 1998 and the first quarter of fiscal 1999, the Year 2000 issue may have driven increased demand for our Year 2000 enabled products. However, we currently believe that both existing customers and potential new customers have deferred and may continue to defer purchase decisions for our products because they are required to divert their resources to address other Year 2000 issues within their businesses. In addition, once companies have replaced their existing systems that were not Year 2000 enabled, they may no longer demand our products. We are unable to quantify the effect that the demand for Year 2000 enabled products has had on our past or current business, financial condition and results of operations and cannot predict the effect that any increase or decrease in demand will have on us in the future.

Inflation

     To date, we believe inflation has not had a material impact on our operations.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

   Foreign Currency Exchange Rate Sensitivity

     Our foreign operations, primarily those in Western Europe, involve financial transactions that are denominated in foreign currencies. From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We did not enter into any forward exchange contracts or purchase options during the three months and six months ended March 31, 2000 and 1999 nor did we have any open forward exchange contracts or options at March 31, 2000 or September 30, 1999.

   Interest Rate Sensitivity

     On January 12, 2000, in conjunction with our acquisition of Pivotpoint, we borrowed $40.0 million under a new bank credit facility to finance a portion of the purchase price. This new borrowing arrangement replaced our previous bank credit facility and consists of a $40.0 million term loan and a $20.0 million revolving credit facility with a syndicate of banks.

     The term loan requires us to make eleven quarterly installment payments in varying amounts of principal beginning on July 1, 2000 and ending on December 31, 2002, the maturity date of the term loan. In addition, we must make quarterly payments of interest based on the lender's base rate or LIBOR plus a predetermined margin. However, we may be required under certain circumstances, based on our cash flows, to prepay all or a portion of the outstanding balance, or we may at our discretion without penalty elect, subject to some limitations, to prepay all or a portion of the outstanding balance. At March 31, 2000, the interest rate on our term loan, including the lender's margin, was 9.10% per year.

     The table below presents information about our financial instruments that are sensitive to changes in interest rates as of March 31, 2000. This information includes principal cash flows and related interest rates by fiscal year of maturity for our long-term debt. This cash flow information is based on the scheduled principal payments for our long-term debt. The average variable interest rates are based on implied forward rates in the Eurodollar futures curve for three-month LIBOR at the reporting date.

                                                    Fiscal Year of Maturity
                                   -----------------------------------------------------------
           Liabilities                 2000           2001           2002           2003           Total       Fair Value
           -----------                 ----           ----           ----           ----           -----       ----------
                                                                    (Dollars in thousands)
Long-term debt...............       $2,188          $12,250        $13,562         $7,000         $35,000       $35,000
Average variable interest
   rate......................         6.77%          7.46%          7.62%          7.63%

      We believe that the fair value of our long-term debt is equal to its book value because our long-term debt is with a bank and not publicly-traded and because the underlying variable interest rate is adjusted every three months.

     On April 4, 2000, we entered into an interest rate swap arrangement with a bank. The purpose of the interest rate swap arrangement is to reduce our exposure to interest rate fluctuations on a portion of our outstanding debt referred to as the "notional amount." Under the terms of the interest rate swap arrangement, we have agreed with a bank to pay a fixed rate of interest of 7.0% per year on an initial notional amount of $17.5 million in exchange for a variable rate payment based on LIBOR, which at April 4, 2000 was 6.29% per year. We will recognize any differences paid or received on the interest rate swap arrangement as an adjustment to interest expense over the life of the arrangement, thereby adjusting the effective interest rate on the underlying term loan. We will settle the swap on the last day of each March, June, September and December beginning June 30, 2000, subject to adjustment, and ending on December 31, 2001, the termination date of the arrangement.

     We are obligated under the terms of the bank credit facility to maintain an interest rate protection arrangement on half of our outstanding balance under the term loan. Accordingly, the notional amount will be adjusted periodically as we make scheduled principal repayments such that it will equal at least 50% of our outstanding balance under the term loan. However, the notional amount may, at times, exceed 50% of our outstanding balance if we make unscheduled principal repayments.

PART II: OTHER INFORMATION

ITEM 2: Changes in Securities and Use of Proceeds

     On March 1, 2000, we issued 106,668 shares of restricted common stock to four individuals, all of whom are accredited or financially sophisticated investors, in connection with our acquisition of an education business. The issuance of these shares of restricted common stock was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D of the SEC as a transaction not involving any public offering.

ITEM 4: Submission of Matters to a Vote of Security Holders

     The information called for by this item is contained in Part II, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

ITEM 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     No.          Description
     --           -----------

     10.1*        MAPICS, Inc. 2000 Employee Stock Purchase Plan

     10.2 Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 12, 2000 among MAPICS, Inc., BankBoston N.A., the other lending institutions set forth on Schedule 1, BankBoston, N.A. as agent and FleetBoston Robertson Stephens Inc. as arranger

     21           Subsidiaries

     27.1 Financial Data Schedule for the six months ended March 31, 2000 (for SEC use only)

     27.2 Revised Financial Data Schedule for the year ended September 30, 1999 (for SEC use only)

     99           Disclosure regarding certain acquisition risks

--------------
* Compensatory management plan

(b)  Reports on Form 8-K

      We filed a Current Report on Form 8-K with the SEC dated January 12, 2000, as amended by a Form 8-K/A filed with the SEC on March 27, 2000, reporting, pursuant to Items 2 and 7, our acquisition of Pivotpoint. The amended report included the historical financial statements of Pivotpoint and pro forma financial information of the combined entities to the extent required.

                                   SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.

                                       MAPICS, Inc.

                                       By: /s/ William J. Gilmour
                                          ----------------------------
                                          William J. Gilmour
                                          Vice President of Finance and
                                          Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

     Exhibit
     No.          Description
     --           -----------

     10.1*        MAPICS, Inc. 2000 Employee Stock Purchase Plan

     10.2 Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 12, 2000 among MAPICS, Inc., BankBoston N.A., the other lending institutions set forth on Schedule 1, BankBoston, N.A. as agent and FleetBoston Robertson Stephens Inc. as arranger

     21           Subsidiaries

     27.1 Financial Data Schedule for the six months ended March 31, 2000 (for SEC use only)

     27.2 Revised Financial Data Schedule for the year ended September 30, 1999 (for SEC use only)

     99           Disclosure regarding certain acquisition risks

--------------
* Compensatory management plan