Form 10-Q
period 2000-06-30
MAPICS INC
filed 2000-08-14
CIK 848551

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                                 ---------------

   (MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                  OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from              to
                                                 ------------    ------------

                       Commission File Number: 000-18674

                                 MAPICS, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                           04-2711580
   ------------------------------                         -------------------
          (State or other                                  (I.R.S. Employer
   jurisdiction of incorporation)                         Identification No.)

                        1000 Windward Concourse Parkway
                           Alpharetta, Georgia 30005
                   ----------------------------------------
                   (Address of principal executive offices)

                                (678) 319-8000
                        -------------------------------
                        (Registrant's telephone number)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of the registrant's common stock outstanding at August 7, 2000 was 18,095,376.

===============================================================================

                                  MAPICS, INC.
                          Quarterly Report On Form 10-Q
                  for the Quarterly Period Ended June 30, 2000

                                TABLE OF CONTENTS

 Item                                                                      Page
Number                                                                    Number
------                                                                    ------
                        PART I - FINANCIAL INFORMATION

  1.  Financial Statements:

      Condensed Consolidated Balance Sheets as of June 30, 2000
        and September 30, 1999.........................................      3

      Condensed Consolidated Statements of Operations for the Three
        Months and Nine Months Ended June 30, 2000 and 1999............      4

      Condensed Consolidated Statements of Cash Flows for the Nine
        Months Ended June 30, 2000 and 1999............................      5

      Notes to Condensed Consolidated Financial Statements.............      6

  2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................     15

  3.  Quantitative and Qualitative Disclosures About Market Risk.......     24

                          PART II - OTHER INFORMATION

  6.  Exhibits and Reports on Form 8-K.................................     25

      Signature........................................................     26

      Exhibit Index....................................................     27

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements

                          MAPICS, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                         June 30,           September 30,
                                                                           2000                 1999
                                                                        ---------           -------------
                                                                       (Unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents....................................         $  10,954             $  21,351
  Accounts receivable, net of allowances of $2,010 at
     June 30, 2000 and $1,781 at September 30, 1999............            25,966                30,804
  Prepaid expenses and other current assets....................            10,230                 9,860
  Deferred income taxes, net...................................             3,320                 1,452
                                                                        ---------             ---------
          Total current assets.................................            50,470                63,467
  Property and equipment, net..................................             6,356                 6,019
  Computer software costs, net.................................            18,792                19,902
  Goodwill and other intangible assets, net....................            48,295                 3,776
  Other non-current assets, net................................            10,907                 2,230
                                                                        ---------             ---------
          Total assets.........................................         $ 134,820             $  95,394
                                                                        =========             =========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt............................         $   9,100             $    --
  Accounts payable.............................................             7,497                 6,455
  Accrued expenses and other current liabilities...............            25,275                21,526
  Deferred revenue.............................................            32,510                28,999
                                                                        ---------             ---------
          Total current liabilities............................            74,382                56,980
  Long-term debt...............................................            23,400                  --
  Other non-current liabilities................................             2,613                   155
                                                                        ---------             ---------
          Total liabilities....................................           100,395                57,135
                                                                        ---------             ---------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized:
     Series D convertible preferred stock, 125 shares issued
      and outstanding (liquidation preference of $9,419)
      at June 30, 2000 and September 30, 1999.................                125                   125
     Series E convertible preferred stock, 50 shares issued
       and outstanding (liquidation preference of $3,768) at
       June 30, 2000 and September 30, 1999...................                 50                    50
  Common stock, $.01 par value; 90,000 shares authorized;
      20,357 shares issued and 18,094 shares outstanding at
      June 30, 2000; 20,370 shares issued and 17,592
      shares outstanding at September 30, 1999................                204                   204
  Additional paid-in capital..................................             63,423                61,899
  Accumulated deficit.........................................            (11,570)               (1,667)
  Unamortized restricted stock compensation...................               (814)                 --
  Treasury stock-at cost, 2,263 shares at June 30, 2000
      and 2,778 shares at September 30, 1999..................            (16,993)              (22,352)
                                                                        ---------             ---------
          Total shareholders' equity..........................             34,425                38,259
                                                                        ---------             ---------
          Total liabilities and shareholders' equity..........          $ 134,820             $  95,394
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

                         MAPICS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                               Three Months Ended                  Nine Months Ended
                                                                     June 30,                            June 30,
                                                           --------------------------          ---------------------------
                                                             2000              1999              2000              1999
                                                           ---------         ---------         ---------         ---------
Revenue:
  License...........................................       $  15,148         $  15,997         $  44,642         $  53,367
  Services and other................................          21,342            16,068            56,894            47,422
                                                           ---------         ---------         ---------         ---------
          Total revenue.............................          36,490            32,065           101,536           100,789
                                                           ---------         ---------         ---------         ---------
Operating expenses:
  Cost of license revenue...........................           4,002             3,281            11,575             9,827
  Cost of services and other revenue................           8,161             4,895            22,571            13,742
  Selling and marketing.............................          13,911            12,599            36,536            38,961
  Product development...............................           4,130             3,940            12,281            12,138
  General and administrative........................           3,408             3,632            15,066            10,057
  Amortization of goodwill..........................           2,377              --               4,681              --
  Restructuring and acquisition costs...............          (2,160)             --               8,918              --
                                                           ---------         ---------         ---------         ---------
          Total operating expenses..................          33,829            28,347           111,628            84,725
                                                           ---------         ---------         ---------         ---------

Income (loss) from operations.......................           2,661             3,718           (10,092)           16,064

Other:
  Interest income...................................             246               236               809               981
  Interest expense..................................          (1,007)              (30)           (1,926)              (59)
                                                           ---------         ---------         ---------         ---------

Income (loss) before income tax expense (benefit)...           1,900             3,924           (11,209)           16,986

Income tax expense (benefit)........................           1,596             1,510            (1,728)            6,539
                                                           ---------         ---------         ---------         ---------

Net income (loss)...................................       $     304         $   2,414         $  (9,481)        $  10,447
                                                           =========         =========         =========         =========


Net income (loss) per common share (basic)..........       $    0.02         $    0.13         $   (0.53)        $    0.54
                                                           =========         =========         =========         =========

Weighted average number of common shares
     outstanding (basic)............................          18,056            18,602            17,829            19,398
                                                           =========         =========         =========         =========


Net income (loss) per common share (diluted)........       $    0.02         $    0.12         $   (0.53)        $    0.47
                                                           =========         =========         =========         =========

Weighted average number of common shares and common
     equivalent shares outstanding (diluted)........          19,912            20,515            17,829            22,097
                                                           =========         =========         =========         =========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                    June 30,
                                                                         ------------------------------
                                                                           2000                  1999
                                                                         ---------             --------
Cash flows from operating activities:
  Net income (loss)................................................       $ (9,481)            $ 10,447
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation..................................................          2,258                1,724
     Amortization of computer software costs.......................          5,313                5,329
     Amortization of goodwill and other intangible assets..........          5,245                  387
     Amortization of debt issuance costs...........................            206                 --
     Write-off of computer software costs..........................          7,841                 --
     Provision for bad debts.......................................            632                  999
     Deferred income taxes.........................................         (2,791)               3,555
     Deferred lease obligation.....................................            167                  221
     Compensation payable in common stock..........................            (74)                  10
     Stock and options issued to non-employees.....................             89                   98
     Loss on disposal of property and equipment....................            108                  101
                                                                          --------             --------
                                                                             9,513               22,871
     Changes in operating assets and liabilities:
       Accounts receivable.........................................          6,833                4,763
       Prepaid expenses and other current assets...................           (157)              (3,815)
       Other non-current assets....................................           (454)                --
       Accounts payable............................................           (153)              (1,784)
       Accrued expenses and other current liabilities..............         (5,061)              (4,782)
       Deferred revenue............................................            284               (2,907)
       Other non-current liabilities...............................          2,291                 --
                                                                          --------             --------
          Net cash provided by operating activities................         13,096               14,346
                                                                          --------             --------

Cash flows from investing activities:
       Purchases of property and equipment.........................         (1,975)              (2,942)
       Additions to computer software costs........................         (4,522)              (4,285)
       Purchases of computer software..............................         (1,322)              (2,032)
       Acquisitions, net of cash acquired..........................        (47,199)                --
                                                                          --------             --------
          Net cash used for investing activities...................        (55,018)              (9,259)
                                                                          --------             --------

Cash flows from financing activities:
       Proceeds from stock options exercised.......................          2,709                1,263
       Proceeds from employee stock purchases......................            414                  441
       Acquisitions of treasury stock..............................           --                (24,266)
       Proceeds from long-term debt................................         40,000                 --
       Principal repayments of long-term debt......................        (10,220)                --
       Payment of debt issuance costs..............................         (1,378)                --
                                                                          --------             --------
          Net cash provided by (used for) financing activities.....         31,525              (22,562)
                                                                          --------             --------

Net decrease in cash and cash equivalents..........................        (10,397)             (17,475)
Cash and cash equivalents at beginning of period...................         21,351               33,442
                                                                          --------             --------
Cash and cash equivalents at end of period.........................       $ 10,954             $ 15,967
                                                                          ========             ========

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

      The accompanying condensed financial statements are consolidated and consist of the condensed financial statements of MAPICS, Inc. and our wholly owned subsidiaries. We eliminated all significant intercompany accounts and transactions in the consolidation. We have reclassified certain amounts in the September 30, 1999 condensed consolidated balance sheet to conform to the presentation in the June 30, 2000 condensed consolidated balance sheet.

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

(2)   Revenue Recognition

      We recognize revenue from licensing our software and performing related customer support, consulting, implementation and education services in accordance with the guidance provided by Statement of Position 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition," which we adopted on October 1, 1999. The adoption of SOP 98-9 did not have a material impact on our financial position or results of operations. During 1999, the American Institute of Certified Public Accountants issued technical questions and answers on financial accounting and reporting issues related to SOP 97-2 and may issue additional interpretations related to SOP 97-2 in the future.

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

We defer license revenue on all software arrangements in which there are undelivered elements other than post-contract customer support; however, typically, our software licenses do not include significant post-delivery obligations to be fulfilled by us.

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

(3)   Financial Instruments

      Since April 4, 2000, we have used a variable-to-fixed interest rate swap to manage our interest rate risk on our variable rate term loan with a syndicate of banks. This interest rate swap is a derivative financial instrument and is not presented on our balance sheet at June 30, 2000. See note (8) for more information on our long-term debt and interest rate swap.

(4)   Net Income (Loss) Per Common Share

      We apply Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires us to present "basic" and "diluted" earnings per share, or EPS, for all periods presented in the statements of operations. We compute basic EPS, which excludes dilution, by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would have occurred if holders of our preferred stock, common stock options and common stock warrants converted or exercised their holdings into common stock that then would have shared in our earnings.

      The following table presents the calculations of basic EPS and diluted
EPS:

                                                                Three Months                   Nine Months
                                                               Ended June 30,                Ended June 30,
                                                         ------------------------       ---------------------------
                                                            2000           1999             2000            1999
                                                         --------        --------        --------         --------
                                                                     (In thousands, except per share data)
Numerator:
Net income (loss) ...............................        $    304        $  2,414        $ (9,481)        $ 10,447
                                                         ========        ========        ========         ========
Denominator:
Weighted average number of common shares
   outstanding (denominator for net income (loss)
   per common share (basic)) ....................          18,056          18,602          17,829           19,398
Common share equivalents:
   Convertible preferred stock ..................           1,750           1,750            --              2,025
   Common stock options .........................             106             119            --                380
   Common stock warrants ........................            --                44            --                294
                                                         --------        --------        --------         --------
Weighted average number of common shares
   and common equivalent shares outstanding
   (denominator for net income (loss) per
   common share (diluted)) ......................          19,912          20,515          17,829           22,097
                                                         ========        ========        ========         ========

   Net income (loss) per common share (basic) ...        $   0.02        $   0.13        $  (0.53)        $   0.54
                                                         ========        ========        ========         ========

   Net income (loss) per common share (diluted)..        $   0.02        $   0.12        $  (0.53)        $   0.47
                                                         ========        ========        ========         ========

      Because their inclusion would have an antidilutive effect on EPS, we excluded the average number of common share equivalents listed below from the computation of diluted EPS for the nine months ended June 30, 2000 (in thousands):

   Common share equivalents:
      Convertible preferred stock......................            1,750
      Common stock options.............................              356
      Common stock warrants............................              200
                                                                   -----
           Total.......................................            2,306
                                                                   =====

(5)   Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including some derivative instruments that are embedded in other contracts, and for hedging activities. From time to time we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. However, these activities are not material. In addition, on April 4, 2000, we entered into an interest rate swap arrangement with a bank. An interest rate swap is a derivative financial instrument.

      On October 1, 2000, we plan to adopt SFAS No. 133, as amended by SFAS No.
138. Upon adoption of SFAS No. 133 we will be required to reflect the fair value of the interest rate swap on our balance sheet. At June 30, 2000, the interest rate swap represented an off-balance sheet obligation with a fair value of $29,000.

      In December 1999, the SEC issued SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, which is effective no later than the fourth fiscal quarter of our fiscal year ending September 30, 2001. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Although we do not currently expect the adoption of SAB No. 101 to have a material impact on our licensing practices, financial position or results of operations, we are still assessing the possible effects of SAB No.
101. Furthermore, we can provide no assurance that additional guidance pertaining to revenue recognition will not result in unexpected modifications to our current revenue recognition practices and will not materially adversely impact our future revenue, results of operations and financial condition.

      In March 2000, the FASB released their Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." This Interpretation provides guidance for certain issues that arise in the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of this Interpretation became effective on July 1, 2000. The adoption of Interpretation No. 44 did not have a significant impact on our financial position or results of operations.

(6)   Acquisitions

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

      We allocated the total purchase price to the net tangible assets and intangible assets acquired based on our estimate of fair value at the date of acquisition. We also allocated a portion of the total purchase price to in-process research and development projects of the acquired Pivotpoint business, which we expensed immediately following the acquisition. The allocation of the total purchase price to the acquired technology, in-process research and development costs and other intangible assets was based on an independent appraisal. We allocated the balance of the total purchase price to goodwill. In connection with the acquisition of Pivotpoint, we recorded restructuring and acquisition charges of $8.9 million before income taxes, consisting primarily of non-cash items. See note (7) for more information about these restructuring and acquisition charges.

      The calculation of the total purchase price was as follows (in thousands):

             Consideration paid in cash.....................       $48,000
             Direct transaction costs.......................         2,038
                                                                   -------
                Total purchase price........................       $50,038
                                                                   =======

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

                                                         (In thousands)
      Cash and cash equivalents ........................    $  2,939
      Accounts receivable, net .........................       2,544
      Prepaid expenses and other current assets ........         193
      Property and equipment ...........................         663
      Computer software costs (a) ......................       6,200
      Goodwill and other intangible assets (b) .........      47,813
      Other non-current assets .........................       5,550
      Current portion of long-term debt ................      (2,720)
      Accounts payable .................................      (1,156)
      Accrued expenses and other current liabilities....      (8,809)
      Deferred revenue .................................      (3,179)
                                                            --------
                                                            $ 50,038
                                                            ========
------------

      (a) Includes acquired technology of $4,800 and in-process research and development costs of $1,400. We wrote off all of the in-process research and development costs immediately after consummating the acquisition. The write-off is included under the caption "Restructuring and acquisition charges" in the condensed consolidated statements of operations.

      (b) Includes $400, $1,900 and $45,513 for assembled workforce, customer base and goodwill, respectively. These amounts are being amortized over periods ranging from five to seven years.

      The following pro forma information presents our results of operations as if the acquisition of Pivotpoint had taken place on October 1, 1998:

                                                     Nine Months Ended
                                                          June 30,
                                                  ------------------------
                                                    2000          1999
                                                    ----          ----
                                                      (In thousands)
       Total revenue..........................    $108,281      $118,289
       Net loss...............................      (6,274)       (6,284)
       EPS (basic)............................       (0.35)        (0.32)
       EPS (diluted)..........................       (0.35)        (0.32)

      These pro forma results of operations include adjustments to the historical financial statements of the combined companies and have been prepared for comparative purposes only. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated or which may result in the future.

    Other Acquisition

      On March 1, 2000, we acquired an education business for $2.0 million. Total consideration included the issuance of 106,668 shares of restricted common stock and cash of $103,000 for transaction costs. The total purchase price was allocated almost entirely to goodwill, which we are amortizing over five years.

(7)   Restructuring and Acquisition Charges and Subsequent Event

    Restructuring and Acquisition Charges

      In connection with the acquisition of Pivotpoint, we recorded restructuring and acquisition charges of $11.1 million during the three months ended March 31, 2000. Of that amount, $9.7 million represented restructuring charges and $1.4 million represented the write-off of in-process research and development costs.

      Prior to the acquisition of Pivotpoint, we were engaged in product development activities to re-engineer our XA applications to the Windows NT server platform. We made the decision to discontinue our NT development effort for the XA applications because Pivotpoint's EEA, Point.Man, runs on multiple platforms, including Windows NT, UNIX and Linux. Accordingly, we wrote off computer software costs related to our NT development, and we accrued costs for contractual obligations arising from the termination of a technology alliance with a third party. We settled these obligations on July 31, 2000 for an amount that was $2.2 million less than the amount stipulated in the contract. See the discussion below under "Subsequent Event."

      Following the acquisition of Pivotpoint, we had two APS solutions among our product offerings: (1) Wisdom and (2) Thru-Put. After an extensive evaluation of both products, we selected Thru-Put as our APS solution because of the product's e-business capabilities, quick implementation, return on investment for customers, ease of use and best-of-breed functionality. Furthermore, we established plans to migrate existing Wisdom customers to Thru-Put. Accordingly, we wrote off computer software costs and other assets related to the Wisdom product, and we accrued costs for contractual obligations arising from the termination of a related technology alliance with a third party.

      The major components of the restructuring charges and the remaining accrual at June 30, 2000 were as follows (in thousands):

                                                                                              Accrued
                                                                                           Restructuring
                                                       Charge        Amounts Utilized          Costs
                                                       ------        ----------------      -------------
      Employee severance costs ................        $   150             $  (150)            $  --
      Exit costs (for terminated contracts)....          3,100              (2,160)                940
      Non-cash asset write-offs ...............          6,450              (6,450)               --
                                                       -------             -------             -------
                                                       $ 9,700             $(8,760)            $   940
                                                       =======             =======             =======

      During the three months ended June 30, 2000, we paid employee severance costs of approximately $150,000. We have no additional severance costs in connection with restructuring activities related to the acquisition of Pivotpoint. As of the date of this report, we expect to pay approximately $940,000 within the next 12 months for obligations under the terminated contracts.

    Subsequent Event

      On July 31, 2000, we signed a settlement agreement with a third party for obligations under a cancelled technology alliance. The terms of the settlement were such that we will pay an amount that is approximately $2.2 million less than the amount stipulated in the contract. The settlement of this estimated liability occurred subsequent to the balance sheet date but prior to the issuance of our quarterly financial statements and has been reflected in these financial statements. The effect of the adjustment after income taxes increased our results by $1.3 million or $0.08 per common share (diluted).

(8)   Long-term Debt

    Bank Credit Facility

      On January 12, 2000, in conjunction with our acquisition of Pivotpoint, we borrowed $40.0 million under a new bank credit facility to finance a portion of the purchase price. This new borrowing arrangement replaced our previous bank credit facility and consists of a $40.0 million term loan and a $20.0 million revolving credit facility with a syndicate of banks.

      The term loan requires us to make quarterly installment payments in varying amounts of principal from July 1, 2000 through December 31, 2002, the maturity date of the term loan. In addition, we must make quarterly payments of interest based on the lender's base rate or LIBOR plus a predetermined margin. However, we may be required under certain circumstances, based on our cash flows, to prepay all or a portion of the outstanding balance. Alternatively, we may at our discretion elect, subject to some limitations, to prepay all or a portion of the outstanding balance without penalty. From inception of the term loan through June 30, 2000, we made principal repayments of $7.5 million, including voluntary principal prepayments of $5.3 million. The variable interest rate on our term loan is adjusted quarterly based on LIBOR. At June 30, 2000, the interest rate on our term loan, including the lender's margin, was 9.8%.

      Aggregate scheduled principal repayments under our term loan are as follows (in thousands):

      July 1, 2000 through September 30, 2000 ......       $   --
      Fiscal year ending September 30, 2001 ........         12,133
      Fiscal year ending September 30, 2002 ........         13,433
      Fiscal year ending September 30, 2003 ........          6,934
                                                           --------
         Total future principal payments ...........         32,500
         Less current portion of long-term debt.....         (9,100)
                                                           --------
         Long-term debt ............................       $ 23,400
                                                           ========

      We can borrow, subject to limitations, up to $20.0 million under the revolving credit portion of the bank credit facility. Availability of revolving credit loans and the rate of interest that the lender charges vary depending upon our ability to maintain specific financial ratios. All borrowings outstanding under the revolving credit facility mature on January 12, 2004. In addition, we must pay a commitment fee for the unused portion of the revolving credit facility. At June 30, 2000, no amount was outstanding under the revolving credit portion of the bank credit facility.

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

    Interest Rate Swap Arrangement

      We are obligated under the terms of the bank credit facility to maintain an interest rate protection arrangement on half of our outstanding balance under the term loan. On April 4, 2000, we entered into an interest rate swap arrangement with a bank. The purpose of the interest rate swap arrangement is to reduce our exposure to interest rate fluctuations by converting variable rate interest payments to fixed rate interest payments on a portion of the outstanding balance under our term loan. Under the terms of the interest rate swap arrangement, we have agreed to pay the bank a fixed rate of 7.0% on a notional principal amount in exchange for a variable rate payment based on LIBOR, which at June 30, 2000 was 6.8%.

      On the last day of each March, June, September and December, we settle the swap arrangement with the bank and the variable rate is adjusted based on LIBOR. We recognize any differences paid or received on the interest rate swap arrangement as an adjustment to interest expense. Giving consideration to the effect of the interest rate swap, the effective annual interest rate on our term loan for the three months ended June 30, 2000 was 9.9%.

      The notional amount is adjusted periodically as we make scheduled principal repayments such that it will equal at least 50% of our outstanding balance under the term loan. However, the notional amount may, at times, exceed 50% of our outstanding principal balance if we make unscheduled principal repayments. Notional amounts do not quantify risk or represent our assets or liabilities, but are used in the determination of cash settlements under the swap arrangement. We are exposed to credit losses from counterparty nonperformance, but we do not anticipate any such loss because our arrangement is with a major financial institution. At June 30, 2000, our swap arrangement had a notional principal amount of $16.4 million. The swap arrangement expires on December 31, 2001.

    Debt Issuance Costs

      We incurred debt issuance costs of $1.4 million to establish the new bank credit facility. We capitalized these costs and are recognizing them as an adjustment to interest expense over the lives of the underlying term loan and revolving credit loan.

(9)   Income Taxes

      The actual income tax expense (benefit) for the three months and nine months ended June 30, 2000 differs from the expected income tax expense (benefit) calculated by applying the federal statutory rate of 35.0% to our income (loss) before income tax expense (benefit) due principally to the effect of amortization of goodwill and other intangible assets that is not deductible for income tax purposes. We are amortizing goodwill and other intangible assets from the acquisition of Pivotpoint over periods ranging from five to seven years. Accordingly, we expect our effective tax rate to differ from the federal statutory rate while we record amortization of goodwill and other intangible assets that is not deductible for income tax purposes. Other principal items that affect our effective tax rate include tax credits and state and foreign income taxes.

(10)  Unamortized Restricted Stock Compensation

      On March 31, 2000, we granted performance accelerated restricted stock, or PARS, to certain officers and employees pursuant to our 1998 Long-Term Incentive Plan. PARS are shares of common stock granted outright without cost to the officer or employee. The shares, however, are restricted in that they may not be sold or otherwise transferred by the officer or employee until they vest, generally after the end of three years. If the officer or employee leaves our company prior to the vesting date for any reason other than death or retirement, the PARS shares generally will be forfeited by the officer or employee and will be returned to us. Once the PARS have vested, they become unrestricted and may be transferred and sold like any other shares of our common stock.

      We recognize compensation expense over the performance period based on the grant date fair value of the PARS shares issued to officers and employees. We recorded compensation expense of $75,000 for these PARS during the three months ended June 30, 2000. Unamortized restricted stock compensation, which represents compensation expense attributable to future periods, is presented as a separate component of shareholders' equity.

(11)  Operating Segments and Geographic Information

      The following table includes interim financial information for the three months and nine months ended June 30, 2000 and 1999 related to our operating segments and geographic areas. The information presented below may not be indicative of results if the geographic areas were independent organizations.

                                               North
                                              America        EMEA          LAAP       Corporate       Total
                                              -------        ----          ----       ---------       -----
                                                                     (In thousands)
Three Months Ended June 30, 2000:
Revenue from unaffiliated customers....      $ 27,846      $  6,376     $  2,268                     $ 36,490
                                             ========      ========     ========                     ========

Income (loss) from operations .........         3,456           863          133      $ (1,791)         2,661
                                             ========      ========     ========      ========
Interest income .......................                                                                   246
Interest expense ......................                                                                (1,007)
                                                                                                     ---------
Income before income tax expense ......                                                              $  1,900
                                                                                                     ========

Three Months Ended June 30, 1999:
Revenue from unaffiliated customers....      $ 23,331      $  6,361     $  2,373                    $  32,065
                                             ========      ========     ========                    =========

Income (loss) from operations .........         4,179           813         (243)     $ (1,031)         3,718
                                             ========      ========     ========      ========
Interest income .......................                                                                   236
Interest expense ......................                                                                   (30)
                                                                                                    ---------
Income before income tax expense ......                                                             $   3,924
                                                                                                    =========

                                               North
                                              America        EMEA          LAAP       Corporate       Total
                                              -------        ----          ----       ---------       -----
                                                                     (In thousands)
Nine Months Ended June 30, 2000:
Revenue from unaffiliated customers....      $  76,018     $ 18,443     $  7,075                    $ 101,536
                                             =========     ========     ========                    =========

Income (loss) from operations .........         11,126        1,544          202      $(22,964)       (10,092)
                                             =========     ========     ========      ========
Interest income .......................                                                                   809
Interest expense ......................                                                                (1,926)
                                                                                                    ---------
Loss before income tax benefit ........                                                             $ (11,209
                                                                                                    =========

Nine Months Ended June 30, 1999:
Revenue from unaffiliated customers....     $   69,349     $ 22,428     $  9,012                    $ 100,789
                                            ==========     ========     ========                    =========

Income (loss) from operations .........         14,734        3,551          575      $ (2,796)        16,064
                                            ==========     ========     ========      ========
Interest income .......................                                                                   981
Interest expense ......................                                                                   (59)
                                                                                                    ---------
Income before income tax expense ......                                                             $  16,986
                                                                                                    =========

      On January 12, 2000, we acquired Pivotpoint, whose operations are conducted predominantly in the United States. Accordingly, our results of operations in North America for the three months and nine months ended June 30, 2000 include the results of the acquired Pivotpoint business from the date of acquisition.

      The corporate results for the three months and nine months ended June 30, 2000 include goodwill amortization of $2.4 million and $4.7 million, respectively. In addition, we reduced corporate expenses for the three months ended June 30, 2000 by $2.2 million as a result of the favorable settlement of certain contractual obligations as discussed in note (7). Corporate results for the nine months ended June 30, 2000 include restructuring and acquisition charges of $8.9 million (including the $2.2 million reduction discussed in the previous sentence) and special charges related to the write-off of technology-related assets and other special items of $4.9 million.

(12)  Supplemental Cash Flow Information

      Non-cash investing and financing activities are summarized below:

                                                                Nine Months
                                                               Ended June 30,
                                                         ----------------------
                                                          2000            1999
                                                         ------         -------
                                                              (In thousands)

          Liabilities and debt assumed in
               acquisitions.........................    $15,951          $ --
           Restricted common stock issued in an
               acquisition..........................      1,931            --
          Expense for stock-based awards ............        15            108
          Tax benefit associated with exercise
               of stock options and stock awards.....       578            279
          Conversion of preferred stock .............       --             150


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes contained in "Item 1. Financial Statements" in Part 1 of this report. This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors, including, but not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 as filed with the SEC. The cautionary statements made in that Form 10-K are applicable to all related forward-looking statements wherever they appear in this report.

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

Following our acquisition of Pivotpoint, we have more than 3,000 customers worldwide who have implemented our solutions.

      Since the date of acquisition, our management team, sales force and affiliates have focused a significant portion of their efforts on integrating the Pivotpoint business. We believe the focus on integration has been a significant distraction for our selling channel. Although we expect our results of operations to benefit from increased revenue resulting from the transaction, on-going efforts to integrate the business could likewise have a negative impact on our future sales.

      The acquisition of Pivotpoint has modified our business model. Generally, our cost structure is designed so that a significant portion of our operating expenses varies in direct relation to our license revenue. These variable expenses include product royalties, which are included in cost of license revenue, and commissions paid to affiliates, which are included in selling and marketing expenses. Moreover, our affiliates, rather than our employees, typically provide the majority of the implementation, consulting and application integration services for our customers. Prior to the acquisition of Pivotpoint, we generally did not record the service revenue associated with implementation and consulting work or the costs associated with maintaining a consulting force.

      As a result of our acquisition of the Pivotpoint business, services revenue and costs of services have become more significant, and our methods of selling our products have changed.

            . The mix of revenue between license revenue and services revenue changed from the date of acquisition through June 30, 2000. Services revenue increased as a percentage of total revenue and may continue to increase as a percentage of total revenue in future periods because we now have a group of employee consultants that perform implementation and customization services. Accordingly, we now record services revenue for implementation and customization services as they are performed.

            . The cost of services revenue increased from the date of acquisition through June 30, 2000 and may continue to increase in future periods. Prior to the acquisition of Pivotpoint, our cost of services revenue principally included the costs of providing customer support. Following the acquisition, our cost of services revenue includes these costs plus (1) the additional costs of providing customer support for Point.Man, Thru-Put, Maincor and other products of the acquired Pivotpoint business and (2) the costs associated with maintaining a group of employee consultants.

            . Selling costs increased from the date of acquisition through June 30, 2000 and may continue to increase in future periods. In addition to our affiliates who sell our products on commission, we now employ a direct sales force. Although we are working to integrate the activities of our direct sales force and our affiliates, a higher proportion of our total selling costs are now fixed.

      Furthermore, our results of operations from the date of acquisition through June 30, 2000 were, and future periods may be, negatively affected by the following items related to our acquisition of Pivotpoint:

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

    Three Months and Nine Months Ended June 30, 2000 Compared to Three Months and Nine Months Ended June 30, 1999

      Summary. Our results of operations for the three months and nine months ended June 30, 2000 include the results of operations of Pivotpoint from January 12, 2000. Because we accounted for this business combination as a purchase, our results for periods prior to the acquisition date, including those for the three months and nine months ended June 30, 1999, do not include the results of Pivotpoint. Additionally, during the nine months ended March 31, 2000, we recorded restructuring and acquisition charges of $8.9 million before income taxes, including the write-off of in-process research and development costs of $1.4 million. We also recorded charges of $4.9 million before income taxes in the three months ended March 31, 2000 for the write-off of some technology-related assets and other special items. Of the $13.8 million of combined special charges, $12.3 million were non-cash items.

      For the three months ended June 30, 2000, we reported net income of $304,000, or $0.02 per share (diluted), while we reported a net loss of $9.5 million, or $0.53 per share for the nine months ended June 30, 2000. Before the aforementioned special charges and amortization of goodwill, our results for the three months and nine months ended June 30, 2000 were income after income taxes of $1.3 million, or $0.07 per share (diluted), and $4.5 million, or $0.22 per share (diluted), respectively. For the three months and nine months ended June 30, 1999, we reported net income of $2.4 million, or $0.12 per share (diluted), and $10.4 million, or $0.47 per share (diluted), respectively.

      The following table shows a reconciliation of our income before special charges and amortization of goodwill to our net income (loss) as reported in the statements of operations for the three months and nine months ended June 30, 2000:

                                                                           Three            Nine
                                                                       Months Ended     Months Ended
                                                                       June 30, 2000    June 30, 2000
                                                                       -------------    -------------
                                                                                (In thousands)
Income before special charges and amortization of goodwill ....          $  1,306           $  4,468
                                                                         --------           --------
Less special charges and amortization of goodwill
     before income taxes:
        Amortization of goodwill ..............................            (2,377)            (4,681)
        Restructuring charges .................................             2,160             (7,518)
        Acquisition charges (in process research and
             development costs) ...............................              --               (1,400)
        Write-off of technology-related assets and other
             special items ....................................              --               (4,923)
                                                                         --------           --------
Total special charges and amortization of goodwill
     before income taxes ......................................              (217)           (18,522)
                                                                         ========           ========
Special charges and amortization of goodwill after income
     taxes.....................................................            (1,002)           (13,949)
                                                                         ========           ========
Net income (loss) .............................................          $    304           $ (9,481)
                                                                         ========           ========

      The following table presents our statements of operations data as a percentage of total revenue for the three months and nine months ended June 30, 2000 and 1999:

                                                                        Three Months Ended                 Nine Months Ended
                                                                             June 30,                          June 30,
                                                                      ----------------------            ----------------------
                                                                      2000             1999             2000             1999
                                                                      -----            -----            -----            -----
Revenue:
   License ...............................................             41.5%            49.9%            44.0%            52.9%
   Services ..............................................             58.5             50.1             56.0             47.1
                                                                      -----            -----            -----            -----
     Total revenue .......................................            100.0            100.0            100.0            100.0
                                                                      =====            =====            =====            =====
Operating expenses:
   Cost of license revenue ...............................             11.0             10.2             11.4              9.8
   Cost of services revenue ..............................             22.4             15.3             22.2             13.6
   Selling and marketing .................................             38.1             39.3             36.0             38.7
   Product development ...................................             11.3             12.3             12.1             12.0
   General and administrative ............................              9.3             11.3             14.8             10.0
   Amortization of goodwill ..............................              6.5             --                4.6             --
   Restructuring and acquisition charges .................             (5.9)            --                8.8             --
                                                                      -----            -----            -----            -----
     Total operating expenses ............................             92.7             88.4            109.9             84.1
                                                                      -----            -----            -----            -----
Income (loss) from operations ............................              7.3             11.6             (9.9)            15.9
Interest income ..........................................              0.7              0.7              0.8              1.0
Interest expense .........................................             (2.8)            (0.1)            (1.9)             0.0
                                                                      -----            -----            -----            -----
Income (loss) before income tax
   expense (benefit) .....................................              5.2             12.2            (11.0)            16.9
Income tax expense (benefit) .............................              4.4              4.7             (1.7)             6.5
                                                                      -----            -----            -----            -----
Net income (loss) ........................................              0.8%             7.5%            (9.3)%           10.4%
                                                                      =====            =====            =====            =====

      License Revenue. The following table shows information about our license revenue during the three months and nine months ended June 30, 2000 and 1999:

                                                Three Months Ended                        Nine Months Ended
                                                     June 30,                                  June 30,
                                              --------------------       Change From     --------------------        Change From
                                              2000           1999         Prior Year      2000         1999          Prior Year
                                              ----           ----        -----------      ----         ----          -----------
                                              (Dollars in thousands)                      (Dollars in thousands)
License revenue .......................    $  15,148      $  15,997         (5.3)%      $  44,642     $53,367         (16.3)%

As a percentage of total revenue.......         41.5%          49.9%                         44.0%       52.9%

      The decrease in license revenue during the three months and nine months ended June 30, 2000 resulted from a lower volume of product sales to new and existing XA customers offset by additional license revenue from the sale of Point.Man, Thru-Put, Maincor and other products of the acquired Pivotpoint business. We believe, the increasingly evident potential of e-business is continuing to cause our manufacturing customers to further delay difficult IT purchasing decisions and thus lengthen the sales cycle for our extended enterprise applications and e-business offerings.

      Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and the Asia Pacific regions, or LAAP. The conditions in the marketplace and the demand for our products, as described in the preceding paragraph, generally have negatively impacted results in each of our primary geographic markets. For the three months and nine months ended June 30, 2000, license revenue decreased in most of our geographic markets despite the additional revenue generated from sales of Point.Man, Thru-Put, Maincor and other products of the acquired Pivotpoint business. Point.Man, Thru-Put, Maincor and other products of the acquired Pivotpoint business are primarily sold in North America, although we have recorded several sales of Thru-Put in our international territories. We expect international sales of Point.Man and Thru-Put to increase as we translate and localize these products for foreign markets.

      The following table shows license revenue contributed by each of our primary geographic markets for the periods presented:

                                                   Three Months Ended                        Nine Months Ended
                                                        June 30,                                  June 30,
                                                 --------------------       Change From     --------------------        Change From
                                                 2000           1999         Prior Year      2000         1999          Prior Year
                                                 ----           ----        -----------      ----         ----          -----------
                                                 (Dollars in thousands)                     (Dollars in thousands)
North America..........................        $11,218        $12,013          (6.6)%      $32,953        $35,632          (7.5)%
EMEA ..................................          2,894          2,797           3.5          8,360         11,960         (30.1)
LAAP ..................................          1,036          1,187         (12.7)         3,329          5,775         (42.4)
                                               -------        -------                      -------        -------
      Total............................        $15,148        $15,997          (5.3)%      $44,642        $53,367         (16.3)%
                                               =======        =======                      =======        =======

      The following table shows the percentage of total license revenue contributed by each of our primary geographic markets for the periods presented:

                                                 Three Months Ended              Nine Months Ended
                                                       June 30,                       June 30,
                                               ---------------------            --------------------
                                                2000           1999              2000          1999
                                               ------         ------            ------         -----
North America..........................          74.1%          75.1%             73.8%         66.8%
EMEA...................................          19.1           17.5              18.7          22.4
LAAP...................................           6.8            7.4               7.5          10.8
                                                -----          -----             -----         -----
      Total............................         100.0%         100.0%            100.0%        100.0%
                                                =====          =====             =====         =====

      Additional information about our operations in these geographic areas is presented in note (11) of the notes to our condensed consolidated financial statements contained in "Item 1. Financial Statements" in Part I of this report.

      Services Revenue. The following table shows information about our services revenue during the three months and nine months ended June 30, 2000 and 1999:

                                                   Three Months Ended                        Nine Months Ended
                                                        June 30,                                  June 30,
                                                 --------------------       Change From     --------------------        Change From
                                                 2000           1999         Prior Year      2000         1999          Prior Year
                                                 ----           ----        -----------      ----         ----          -----------
                                                 (Dollars in thousands)                   (Dollars in thousands)
Services revenue........................        $21,342       $16,068          32.8%         $56,894     $47,422          20.0%

As a percentage of total revenue........           58.5%         50.1%                          56.0%       47.1%

      Services revenue increased during the three months and nine months ended June 30, 2000 due principally to additional maintenance, consulting and other services revenue generated by the acquired Pivotpoint business.

      Cost of License Revenue. The following table shows information about our cost of license revenue during the three months and nine months ended June 30, 2000 and 1999:

                                                   Three Months Ended                        Nine Months Ended
                                                        June 30,                                  June 30,
                                                 --------------------       Change From     --------------------        Change From
                                                 2000           1999         Prior Year      2000         1999          Prior Year
                                                 ----           ----        -----------      ----         ----          -----------
                                                 (Dollars in thousands)                   (Dollars in thousands)
Cost of license revenue.................         $4,002        $3,281          22.0%         $11,575     $9,827          17.8%

As a percentage of license revenue......           26.4%         20.5%                          25.9%      18.4%
As a percentage of total revenue........           11.0%         10.2%                          11.4%       9.8%

      Cost of license revenue increased during the three months and nine months ended June 30, 2000 principally as a result of an increase in product royalty expense due to a change in the mix of products sold, including a higher percentage of products developed by third parties to whom we pay a royalty. Product royalties as a percentage of license revenue increased to 14.2% and 12.0% for the three months and nine months ended June 30, 2000, respectively, from 7.7% and 7.1% for the same periods last year, respectively. We expect that cost of license revenue will vary from period to period based on the mix of products licensed between internally developed products and third party-developed products.

      Overall, amortization of computer software costs and other intangible assets remained relatively unchanged during the three months and nine months ended June 30, 2000 from the same periods a year ago. Amortization of acquired technology and other intangible assets from the acquisition of Pivotpoint was $328,000 and $656,000 during the three months and nine months ended June 30, 2000. Furthermore, during the three months ended March 31, 2000, we recorded accelerated amortization of $327,000 on capitalized software translations costs that we believed were unrecoverable. These increases were offset primarily by decreases in amortization of software translation costs during both the three-month and nine-month periods ended June 30, 2000.

      Cost of Services Revenue. The following table shows information about our cost of services revenue during the three months and nine months ended June 30, 2000 and 1999:

                                                   Three Months Ended                        Nine Months Ended
                                                        June 30,                                  June 30,
                                                 --------------------       Change From     --------------------        Change From
                                                 2000           1999         Prior Year      2000         1999          Prior Year
                                                 ----           ----        -----------      ----         ----          -----------
                                               (Dollars in thousands)                     (Dollars in thousands)
Cost of services revenue................        $8,161        $4,895            66.7%       $22,571      $13,742           64.2%

As a percentage of services revenue.....          38.2%         30.5%                          39.7%        29.0%
As a percentage of total revenue........          22.4%         15.3%                          22.2%        13.6%

      The increase in cost of services revenue is principally attributable to
(1) the additional costs of providing customer support for Point.Man, Thru-Put, Maincor and other products of the acquired Pivotpoint business and (2) the costs associated with maintaining a larger consulting staff.

      Selling and Marketing Expenses. The following table shows information about our selling and marketing expenses during the three months and nine months ended June 30, 2000 and 1999:

                                                   Three Months Ended                        Nine Months Ended
                                                        June 30,                                  June 30,
                                                 --------------------       Change From     --------------------        Change From
                                                 2000           1999         Prior Year      2000         1999          Prior Year
                                                 ----           ----        -----------      ----         ----          -----------
                                               (Dollars in thousands)                     (Dollars in thousands)
Selling and marketing expenses..........        $13,911       $12,599          10.4%       $36,536      $38,961            (6.20)%

As a percentage of total revenue........           38.1%         39.3%                        36.0%        38.7%

      Selling and marketing expenses increased during the three months ended June 30, 2000 due to (1) an increase in spending on marketing programs to promote the combined operations of MAPICS and Pivotpoint and (2) an increase in payroll and related for personnel associated with the selling and marketing functions of the acquired Pivotpoint business. Affiliate fees during the three months ended June 30, 2000 decreased approximately $400,000 principally due to the decrease in license revenue.

      During the nine months ended June 30, 2000, selling and marketing expenses decreased due to a $3.9 million decrease in affiliate fees resulting from the decrease in license revenue offset by an increase during the nine month period for selling and marketing personnel and marketing programs.

      Product Development Expenses. The following table shows information about our product development expenses during the three months and nine months ended June 30, 2000 and 1999:

                                                   Three Months Ended                        Nine Months Ended
                                                        June 30,                                  June 30,
                                                 --------------------       Change From     --------------------        Change From
                                                 2000           1999         Prior Year      2000         1999          Prior Year
                                                 ----           ----        -----------      ----         ----          -----------
                                                (Dollars in thousands)                    (Dollars in thousands)
Product development costs ..................   $  5,052       $  5,019           0.7%       $ 14,973    $ 14,733            1.6%
Software translation costs .................        816            375         117.6           1,830       1,690            8.3
                                               --------       --------                      --------    --------
      Total spending .......................      5,868          5,394           8.8          16,803      16,423            2.3
                                               --------       --------                      --------    --------
Less:
Capitalized product development costs ......     (1,378)        (1,096)         25.7          (3,546)     (2,823)          25.6
Capitalized software translation costs .....       (360)          (358)          0.6            (976)     (1,462)         (33.2)
                                               --------       --------                      --------    --------
      Total capitalization .................     (1,738)        (1,454)         19.5          (4,522)     (4,285)           5.5
                                               --------       --------                      --------    --------
      Product development expenses .........   $  4,130       $  3,940           4.8%       $ 12,281    $ 12,138            1.2%
                                               ========       ========                      ========    ========
Total spending as a percentage of
   total revenue ...........................       16.1%          16.8%                         16.5%       16.3%
Product development expense as
   a percentage of total revenue ...........       11.3%          12.3%                         12.1%       12.0%


      Spending on product development activities increased only slightly during the three months and nine months ended June 30, 2000. In connection with the acquisition of Pivotpoint, we discontinued our product development efforts to re-engineer our XA software applications to the Windows NT server platform. Cost savings from discontinuing these efforts were offset by the added costs of our new development organization for the products acquired from Pivotpoint. Software translation costs, which increased during the three months and nine months ended June 30, 2000, are typically project related, and the timing of those expenditures is subject to change from period to period. Software capitalization rates are generally affected by the nature and timing of development activities and vary from period to period.

      General and Administrative Expenses. The following table shows information about our general and administrative expenses during the three months and nine months ended June 30, 2000 and 1999:

                                                   Three Months Ended                        Nine Months Ended
                                                        June 30,                                  June 30,
                                                 --------------------       Change From     --------------------        Change From
                                                 2000           1999         Prior Year      2000         1999          Prior Year
                                                 ----           ----        -----------      ----         ----          -----------
                                               (Dollars in thousands)                     (Dollars in thousands)
General and administrative expenses.....     $  3,408      $  3,632                         $ 15,066    $  10,057
Less:
Special charges ........................         --            --                             (4,596)        --
                                             --------      --------                         --------    ---------
General and administrative expenses
   before special charges ..............     $  3,408      $  3,632           (6.20)%       $ 10,470    $  10,057           4.1%
                                             ========      ========                         ========    =========

As a percentage of total revenue .......          9.3%         11.3%                           10.3%         10.0%
                                             ========      ========                         ========    =========

      During the three months ended June 30, 2000, general and administrative expenses before special charges decreased as a result of a $500,000 decrease in our provision for bad debts from the prior year period. This decrease was offset by an incremental increase in general and administrative costs of the acquired Pivotpoint business. For the nine months ended June 30, 2000, general and administrative expenses before special charges increased as a result of the added costs of the acquired Pivotpoint business offset by a $367,000 reduction in bad debt expense from the prior year period.

     General and administrative expenses for the nine months ended June 30, 2000 include the following special charges:

      . $4.1 million for the write-off of non-productive technology-related assets. These assets largely represent prepaid royalties for technology that we believe will not be recovered through future sales of the related products; and

      . $500,000 for compensation expense recorded in connection with the acquisition of Pivotpoint.

      Amortization of Goodwill. We completed two acquisitions during the three months ended March 31, 2000, both of which were treated as purchase business combinations for accounting purposes. Total goodwill recorded in these transactions was $47.5 million, which we are amortizing over five years. Goodwill amortization for the three months and nine months ended June 30, 2000 was $2.4 million and $4.7, respectively.

      Restructuring and Acquisition Charges. In connection with the acquisition of Pivotpoint, we recorded restructuring and acquisition charges of $11.1 million during the three months ended March 31, 2000. On July 31, 2000, we signed a settlement agreement with a third party for obligations under a cancelled technology alliance. The terms of the settlement were such that we will pay an amount that is approximately $2.2 million less than the amount stipulated in the contract. The settlement of this estimated liability occurred subsequent to the balance sheet date but prior to the issuance of our quarterly financial statements and has been reflected in these financial statements. The effect of the adjustment after income taxes increased our results by $1.3 million or $0.08 per common share (diluted). As of the date of this report, we expect to pay approximately $940,000 within the next 12 months for obligations under the terminated contracts.

      Interest Income and Interest Expense. The following table shows information about our interest income and interest expense during the three months and nine months ended June 30, 2000 and 1999:

                                         Three Months Ended                             Nine Months Ended
                                              June 30,                                       June 30,
                                       --------------------             Change From    --------------------             Change From
                                       2000           1999               Prior Year     2000         1999               Prior Year
                                       ----           ----              -----------     ----         ----               -----------
                                     (Dollars in thousands)                          (Dollars in thousands)
Interest income ...................  $   246       $   236                   4.2 %    $   809       $   981                 (17.5)%
Interest expense ..................   (1,007)          (30)  (greater than)100.0 %     (1,926)          (59)  (greater than)100.0 %
                                     -------       -------                            -------       -------
Interest income (expense), net.....  $  (761)      $   206                            $(1,117)      $   922
                                     =======       =======                            =======       =======
As a percentage of total revenue...     (2.1)%        0.6 %                              (1.1)%         1.0%
                                     =======       =======                            =======       =======

                                       21

      Interest income during the three months and nine months ended June 30, 2000 differed from that recorded during the prior year periods principally due to changes in the average balance of cash and cash equivalents offset by an increase in interest rates. Interest income will continue to fluctuate as the average balance of cash and cash equivalents changes from period to period and as interest rates fluctuate.

      Interest expense increased significantly beginning in the three months ended March 31, 2000 as a result of borrowings under the term loan portion of our new bank credit facility. Interest expense principally includes (1) interest on our term loan based on our lender's base rate or LIBOR plus a predetermined margin, (2) the difference between interest paid and interest received under our swap arrangement, (3) commitment fees on the unused portion of our revolving credit facility and (4) amortization of debt issuance costs. Giving consideration to the effect of the interest rate swap, the effective annual interest rate on our term loan for the three months ended June 30, 2000 was 9.9%.

      Income Tax Expense (Benefit). The following table shows information about our income tax expense (benefit) during the three months and nine months ended June 30, 2000 and 1999:


                                                        Three Months Ended              Nine Months Ended
                                                             June 30,                       June 30,
                                                  ----------------------------     --------------------------
                                                        2000           1999              2000         1999
                                                        ----           ----              ----         ----
                                                      (Dollars in thousands)          (Dollars in thousands)
Income (loss) before income tax
   expense (benefit).......................            $1,900        $3,924         $(11,209)      $16,986
Income tax expense (benefit)...............             1,596         1,510           (1,728)        6,539

As a percentage of total revenue...........               4.4%          4.7%            (1.7)%         6.5%
Effective income tax rate..................              84.0%         38.5%           (15.4)%        38.5%

      The actual income tax expense (benefit) for the three months and nine months ended June 30, 2000 differs from the expected income tax expense (benefit) calculated by applying the federal statutory rate of 35.0% to our income (loss) before income tax expense (benefit) due principally to the effect of amortization of goodwill and other intangible assets that is not deductible for income tax purposes. We are amortizing goodwill and other intangible assets from the acquisition of Pivotpoint over periods ranging from five to seven years. Accordingly, we expect our effective tax rate to be higher than the federal statutory rate while we record amortization of goodwill and other intangible assets that is not deductible for income tax purposes. Other items that affected our effective tax rate during the three months and nine months ended June 30, 2000 and 1999 include principally tax credits and state and foreign income taxes.

Liquidity and Capital Resources

      The following tables show information about our cash flows during the nine months ended June 30, 2000 and 1999 and selected balance sheet data as of June 30, 2000 and September 30, 1999. You should read these tables and the discussion that follows in conjunction with our condensed consolidated statements of cash flows and balance sheets contained in "Item 1. Financial Statements" in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 1999 as filed with the SEC.

                                                                                     Summary of Cash Flows
                                                                                   -------------------------
                                                                                        Nine Months Ended
                                                                                            June 30,
                                                                                   -------------------------
                                                                                       2000        1999
                                                                                       ----        ----
                                                                                        (In thousands)
Net cash provided by operating activities before
   changes in operating assets and liabilities.................................         $9,513    $ 22,871
Increase (decrease) in operating assets and liabilities........................          3,583      (8,525)
                                                                                     ---------    --------
Net cash provided by operating activities......................................         13,096      14,346
Net cash used for investing activities.........................................        (55,018)     (9,259)
Net cash provided by (used for) financing activities...........................         31,525     (22,562)
                                                                                     ---------    --------
Net decrease in cash and cash equivalents......................................      $ (10,397)   $(17,475)
                                                                                     =========    =========

                                                                                     Balance Sheet Data
                                                                                 ---------------------------
                                                                                   June 30,   September 30,
                                                                                     2000         1999
                                                                                     ----         -----
                                                                                       (In thousands)
Cash and cash equivalents......................................................    $ 10,954      $21,351
Working capital (deficit)......................................................     (23,912)       6,487
Working capital, excluding deferred revenue....................................       8,598       35,486
Total assets...................................................................     134,820       95,394
Total shareholders' equity.....................................................      34,425       38,259

    Operating Activities

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

      We generated positive cash flows from operating activities of $13.1 million and $14.3 million during the nine months ended June 30, 2000 and 1999, respectively. Although we recorded a net loss of $9.5 million for the nine months ended June 30, 2000, a significant portion of that loss was comprised of non-cash items, including the write-off of computer software costs in the amount of $7.8 million and depreciation and amortization of computer software costs, goodwill and other intangible assets in the combined amount of $12.8 million. For the nine months ended June 30, 1999, we recorded net income of $10.4 million, including depreciation and amortization of computer software costs and other intangible assets in the combined amount of $7.4 million. Income taxes also had a significant effect on the reconciliation of net income (loss) to cash flows provided by operating activities. In the nine months ended June 30, 2000, deferred income taxes increased $2.8 million; whereas in the nine months ended June 30, 1999, deferred income taxes decreased $3.6 million. Net cash provided by operating activities before changes in operating assets and liabilities was $9.5 million for the nine months ended June 30, 2000 compared to $22.9 million for the year earlier period, reflecting the effect of the license revenue shortfall on our operating cash flows.

      During the nine months ended June 30, 2000, we made significant efforts to collect outstanding accounts receivable from our customers. These efforts resulted in a $6.8 million reduction in accounts receivable, and our days sales outstanding ratio on a trailing three-month basis dropped from 85 days at June 30, 1999 to 65 days at June 30, 2000. Other significant changes in operating assets and liabilities during the nine months ended June 30, 2000 include (1) a $5.2 million decrease in accounts payable and accrued expenses and other current liabilities resulting primarily from a decrease in accrued affiliate fees and
(2) a $2.3 million increase in non-current liabilities for obligations under certain technology arrangements. The decrease in accounts payable and accrued expenses and other current liabilities during the nine months ended June 30, 1999 resulted from the timing of payments to vendors and other service providers and accelerated payments of commissions to affiliates.

    Investing and Financing Activities

      The nature and amounts of net cash flows from investing and financing activities during the nine months ended June 30, 2000 were comparable to those in the prior year period, except as follows:

      On January 12, 2000, we acquired Pivotpoint for $48.0 in cash. In addition, we paid transaction costs of $2.0 million. We borrowed $40.0 million under a new term loan and revolving credit facility to finance a portion of the purchase price. We funded the remainder of the purchase price and costs related to the transaction with available cash. This new borrowing arrangement, for which we paid $1.4 million in debt issuance costs during the nine months ended June 30, 2000, replaced our previous bank credit facility and consists of a $40.0 million term loan and a $20.0 million revolving credit facility with a syndicate of banks.

      The term loan requires us to make quarterly installment payments in varying amounts of principal from July 1, 2000 through December 31, 2002, the maturity date of the term loan. In addition, we must make quarterly payments of interest based on the lender's base rate or LIBOR plus a predetermined margin. However, we may be required under certain circumstances, based on our cash flows, to prepay all or a portion of the outstanding balance without penalty. Alternatively, we may at our discretion elect, subject to some limitations, to prepay all or a portion of the outstanding balance. In addition, while amounts are outstanding under the term loan portion of the bank credit facility, we are required to hedge a portion of our interest rate risk by maintaining an interest rate protection arrangement. From inception of the term loan through June 30, 2000, we made principal repayments of $7.5 million, including voluntary principal prepayments of $5.3 million. In addition, we made a principal repayment of $2.7 million on debt assumed in the acquisition of Pivotpoint.

      We can borrow, subject to some limitations, up to $20.0 million under the revolving credit portion of the bank credit facility. All borrowings outstanding under the revolving credit facility mature on January 12, 2004. In addition, we must pay a commitment fee for the unused portion of the revolving credit facility. At June 30, 2000, no amount was outstanding under the revolving credit portion of the bank credit facility.

      During the nine months ended June 30, 1999, we spent $24.3 million to acquire 2.9 million shares of our common stock. We did not repurchase any shares during the nine months ended June 30, 2000. Furthermore, we are generally prohibited under our term loan agreement from repurchasing shares of our stock without the lenders' permission.

      In connection with the acquisition of Pivotpoint, we obtained some favorable income tax attributes, principally net operating loss carryforwards, or NOLs, of $15.2 million and tax credits of $700,000. We believe we will be able to use these additional NOLs and tax credits in future periods to reduce income taxes payable on our earnings. However, our utilization of these NOLs and tax credits may be limited on an annual basis. The IRS is currently examining Pivotpoint's tax returns for 1994 and 1995, and we established a reserve for any possible adjustments to these NOLs and tax credits.

      We believe that cash and cash equivalents on hand as of June 30, 2000, together with cash flows from operating activities and available borrowings under the revolving credit facility, will be sufficient for us to make the scheduled payments of principal and interest on borrowings outstanding under the term loan portion of our bank credit facility and to maintain our operations for at least the next 12 months.

Year 2000 Issue

      We believe that during fiscal 1998 and the first quarter of fiscal 1999, the Year 2000 issue may have driven increased demand for our Year 2000 enabled products. However, we currently believe that both existing customers and potential new customers have deferred and may continue to defer purchase decisions for our products as they evaluate the potential of e-business. In addition, once companies have replaced their existing systems that were not Year 2000 enabled, they may no longer demand our products. We are unable to quantify the effect that the demand for Year 2000 enabled products has had on our past or current business, financial condition and results of operations and cannot predict the effect that any increase or decrease in demand will have on us in the future.

Inflation

      To date, we believe inflation has not had a material impact on our operations.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

    Foreign Currency Exchange Rate Sensitivity

      Our foreign operations, primarily those in Western Europe, involve financial transactions that are denominated in foreign currencies. From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We did not enter into any forward exchange contracts or purchase options during the three months and nine months ended June 30, 2000 and 1999 nor did we have any open forward exchange contracts or options at June 30, 2000 or September 30, 1999.

    Interest Rate Sensitivity

      The table below presents information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates at June 30, 2000, including our long-term debt obligation and our interest rate swap arrangement. For our long-term debt obligation, the table presents principal cash flows and related weighted average interest rates by expected maturity dates based on the scheduled principal payments. For our interest rate swap arrangement, the table presents average notional principal amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swap arrangement. Weighted average variable rates are based on implied forward rates in the Eurodollar futures curve for three-month LIBOR at the reporting date.

                                                                   Fiscal Year of Maturity
                                                -------------------------------------------------------
                                                  2000           2001           2002           2003           Total       Fair Value
                                                  ----           ----           ----           ----           -----       ----------
                                                                    (Dollars in Thousands)
           Liabilities
           -----------
Long-term debt ..........................       $   --         $12,133        $13,433         $6,934         $32,500        $32,500
Average variable interest rate ..........          6.72%          6.82%          6.87%          6.91%

       Interest Rate Swap
       ------------------
Average notional principal amount........       $16,400        $12,588        $ 8,750                                           $29
Fixed pay interest rate .................          7.0 %          7.0 %          7.0 %
Average receive variable interest rate...          6.72%          6.82%          6.87%

      We believe that the fair value of our long-term debt is equal to its book value because our long-term debt is with a bank and not publicly-traded and because the underlying variable interest rate is adjusted every three months.

PART II: OTHER INFORMATION

ITEM 6: Exhibits and Reports On Form 8-K

(a)   Exhibits

      Exhibit
      No.          Description
      -------      -----------

      10.1 Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 12, 2000 among MAPICS, Inc., Fleet National Bank (formerly known as BankBoston, N.A.) and the other lending institutions listed on Schedule 1 to the Credit Agreement, Fleet National Bank as agent for the banks and FleetBoston Robertson Stephens Inc. as arranger

      27.1 Financial Data Schedule for the nine months ended June 30, 2000 (for SEC use only)

(b)   Reports On Form 8-K

      None.

                                   SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2000.

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

                                 EXHIBIT INDEX

      Exhibit
      No.          Description
      -------      -----------

      10.1 Amended and Restated Revolving Credit and Term Loan Agreement dated as of January 12, 2000 among MAPICS, Inc., Fleet National Bank (formerly known as BankBoston, N.A.) and the other lending institutions listed on Schedule 1 to the Credit Agreement, Fleet National Bank as agent for the banks and FleetBoston Robertson Stephens Inc. as arranger

      27.1 Financial Data Schedule for the nine months ended June 30, 2000 (for SEC use only)