Form 10-K
period 2000-09-30
MAPICS INC
filed 2000-12-22
CIK 848551

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
  For the fiscal year ended September 30, 2000

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

                   1000 Windward Concourse Parkway, Suite 100
                           Alpharetta, Georgia 30005
                    (Address of principal executive offices)
                                 (678) 319-8000
                        (Registrant's telephone number)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the common stock held by non-affiliates of the registrant was $84,054,832 at December 1, 2000, based on the closing sale price of $6.531 per share for the common stock on such date on the Nasdaq National Market.

   The number of shares of the registrant's common stock outstanding at December 1, 2000 was 18,160,899.

                      Documents Incorporated by Reference
   Specifically identified portions of the proxy statement for the 2001 annual meeting of shareholders to be held on February 13, 2001 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  MAPICS, Inc.

                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended September 30, 2000

                               TABLE OF CONTENTS

  Item                                                                    Page
 Number                                                                  Number
 ------                                                                  ------


                                    PART I


  1.    Business......................................................      1
  2.    Properties....................................................     11
  3.    Legal Proceedings.............................................     11
  4.    Submission of Matters to a Vote of Security Holders...........     11


                                    PART II


  5.    Market for the Registrant's Common Equity and Related
        Stockholder Matters...........................................     12
  6.    Selected Financial Data.......................................     12
  7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................     14
   7A.  Quantitative and Qualitative Disclosures about Market Risk....     37
  8.    Financial Statements and Supplementary Data...................     38
  9.    Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure......................................     69


                                   PART III


  10.   Directors and Executive Officers of the Registrant............     70
  11.   Executive Compensation........................................     70
  12.   Security Ownership of Certain Beneficial Owners and
        Management....................................................     70
  13.   Certain Relationships and Related Transaction.................     71


                                    PART IV


  14.   Exhibits, Financial Statement Schedules and Reports on Form 8-
        K.............................................................     72
        Signatures....................................................     77

                                    PART I

Item 1. Business.

        SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

   We believe that it is important to communicate our future expectations to our shareholders and to the public. This report and our 2000 Annual Report contain forward-looking statements, including, in particular, statements about our plans, objectives, expectations and prospects under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. You can identify these statements by forward-looking words such as "expect," "anticipate," "intend," "plan," "believe," "continue," "could," "grow," "may," "potential," "predict," "strive," "will," "seek," "estimate" and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we cannot assure you that our plans, objectives, expectations and prospects will be achieved. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors, including but not limited to those contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statement that we may make in this report or elsewhere.

General

   We are a global developer of extended enterprise applications, or EEA, that focuses on manufacturing establishments in discrete and batch process industries. We deliver collaborative e-business solutions to automate the manufacturing process, improve the coordination of organizational resources and enhance interaction with supply chain partners.

   We were originally incorporated in Massachusetts in 1980, and in 1998 we reincorporated in Georgia. In January 2000, we acquired Pivotpoint, Inc. As part of that acquisition, Pivotpoint brought to us all rights to the Point.Man product offering as well as other product offerings such as Thru-Put and Maincor. Our flagship solutions now include both XA and the acquired Point.Man solution, two powerful extended enterprise applications that streamline business processes for manufacturing, customer service, engineering, supply chain planning and financials. The solutions support international and multi-site operations on a variety of platforms, including the IBM eServer iSeries 400, Windows NT, UNIX and Linux. We also offer Thru-Put, a supply chain management system, and TeamWeRX, a series of e-business applications designed to enable companies to link members of their supply chain to send and receive valuable real-time information to improve business decision-making at all levels.

   We focus on delivering a quick return on investment to our customers. Following a building block approach and recognizing the need to integrate solutions from different sources, our solutions enable our customers to leverage their existing information technology investments and adopt new technologies at a pace that best fits with their business plans. Our application architecture also allows customers to rapidly implement all or a portion of our solutions with minimal disruption to their business, which lowers their costs and increases their return on investment.

   We have licensed our solutions for use in over 3,500 locations around the world. Our target market consists primarily of manufacturing establishments with annual sales between $20 million and $500 million. With the depth and breadth of our capabilities, we can support single and multi-site manufacturing organizations, including those with global, multi-currency requirements, as well as divisional operations within multibillion dollar manufacturing enterprises.

   We currently work with customers such as:

   Anaren
    Microwave,
    Inc.          General Electric Co., P.L.C.   Powerex Inc.
   Bayer Corp.    Goodyear Tire & Rubber Co.     SmithKline Beecham
   Dialight
    Corporation   Honda Motor Co., Ltd.          Volvo Corp.
   Dirona SP      MAG Instruments, Inc.          Weber-Stephen Products Co.
   Dukane
    Corporation   Michelin Corp.                 York International Corporation

   Our primary sales and implementation channel is a network of more than 70 independent local companies, which we refer to as affiliates, that market and sell our products worldwide and support our global installed base of customers. These affiliates provide customers with high quality and cost-effective local implementation, industry specific consulting and other professional services.

   Our history of providing stable business solutions, flexible implementation and industry leading support has given us the ability to extend our reach within our target market. We intend to accomplish this by: 1) expanding our presence within targeted manufacturing segments; 2) growing our direct and indirect sales channels; 3) leveraging our new supply chain management system and collaborative commerce solutions; 4) enhancing the collaborative functionality of our solutions to address the evolving needs of present and new customers; 5) capitalizing on new technologies and multiple deployment options; 6) continuing to pursue strategic alliances; and 7) building on our reputation for customer satisfaction.

Industry Background

   Approximately half of all manufacturers in our target market operate either discrete or batch-process manufacturing facilities. Discrete manufacturers produce finished goods by assembling or machining a set of component parts or sub-assemblies into finished products. Batch-process manufacturers produce goods by combining specific materials in pre-defined quantities by a series of discontinuous operations.

   We are focused on seven key segments within the manufacturing industry:

  .  heavy duty transport suppliers;

  .  industrial equipment;

  .  semiconductors (fabless);

  .  fabricated metal products;

  .  auto parts suppliers;

  .  measuring and controlling devices; and

  .  electronic and electrical suppliers.

   These manufacturers operate in an environment of rapidly changing business requirements. To be successful globally, our customers must:

  .  manage broad product lines;

  .  provide multi-national distribution;

  .  continually streamline product development;

  .  reduce manufacturing cycles;

  .  maintain lower inventory levels; and

  .  adopt more flexible manaufactuing strategies.

   These requirements are driving the need for an enhanced supply chain, distributed manufacturing resources and improved methods of interacting with suppliers and customers. Growth, customer satisfaction and profitability all depend on an accurate flow of information within a tightly integrated supply chain and an expanded enterprise linking suppliers with customers through the manufacturer.

   Historically, manufacturers have relied on enterprise resource planning, or ERP, systems to streamline their business processes and coordinate internal resources. These systems typically provided applications to support:

  .  engineering data management;

  .  sales management;

  .  material procurement;

  .  inventory management;

  .  manufacturing control;

  .  distribution;

  .  transportation;

  .  finance; and

  .  many other specialized business functions.

   To compete effectively in their markets, most manufacturers also require solutions that provide a high return on investment. These solutions must be able to be implemented rapidly with minimal disruption to the business and maintained with a limited information technology staff. At the same time, these solutions must provide sufficient depth of functionality and flexibility to enable manufacturers to respond to constantly changing customer needs. The solutions also must be scalable to accommodate expansion of the manufacturer's business. We believe that manufacturers in our target market prefer fully integrated solutions covering all aspects of their business as opposed to specialized multi-vendor solutions that are more costly and difficult to integrate and maintain.

   Recent advancements in technology have significantly enhanced the usability and ultimate benefit of installed solutions by allowing them to operate over the Internet. At the same time, manufacturers have begun to look outside their businesses for ways to differentiate themselves from their competitors. The opportunity to use solutions to more closely link operations with suppliers and customers is creating increased demand for a new generation of solutions that extend system capabilities beyond the four walls of the manufacturing operation.

   Today, manufacturing companies must find efficient ways to link all the members in their value chain, from suppliers of raw materials and contract sub-manufacturers to distributors and customers. The transfer of critical business data within and outside the four walls of the manufacturing enterprise is key to a manufacturer's success. This business transformation has led to development of a new type of enterprise solution, called extended enterprise applications, or EEA, which extends and enhances the ERP system and enables its use over the Internet.

   According to Advanced Manufacturing Research, or AMR, the total worldwide market for EEA systems is expected to grow from $27 billion in 1999 to $78 billion in 2004.

The MAPICS Solution

   With over 20 years of manufacturing and technology expertise, we are a leading provider of full-function EEA systems that enable manufacturers to respond to the demands of a rapidly growing, highly competitive, global marketplace. In particular, we have succeeded in addressing the technology and business requirements of manufacturers by providing comprehensive product functionality and high quality customer service on a cost-effective basis. Our focus on this market allows us to fully understand the changing needs and requirements of our target market. Our solutions support hardware platforms that are in use by more than 90% of manufacturers in our target market.

   The MAPICS solution provides value to our customers through the following benefits:

  Comprehensive Functionality and Flexibility. We have developed a suite of solutions focused on meeting the needs of manufacturers. Our strong manufacturing and technology expertise has allowed us to continually develop functionality that meets the emerging needs of manufacturing establishments. Our flexible architecture allows customers to purchase and implement MAPICS solutions at their own pace and integrate our solutions with their existing infrastructure. As new technologies lead manufacturers to seek more open and collaborative solutions to link the members of their value chain, we intend to continue to deliver applications to enable the exchange of critical business data.

  Experienced Sales Channel. The primary channel for selling and implementing our solutions is a network of more than 70 affiliate organizations selling to customers located in more than 70 countries around the world. Affiliates typically have extensive knowledge of the manufacturing industry in their geographic regions and develop long-standing relationships with our customers. Each affiliate markets MAPICS solutions within a specific geographic territory and is typically exclusive to us. For these reasons, affiliates are likely to invest significant resources to further their knowledge of our applications. Affiliates offer experienced local professionals to implement and configure these solutions rapidly and in a cost-effective manner, as well as local services that enable our customers to maintain a limited information technology staff, which is often a requirement of the manufacturer. To augment our affiliate channel, we also have deployed a number of direct sales personnel to service specific accounts and represent specific MAPICS solutions.

  Rapid Implementation and High Return on Investment. The flexibility of our products minimizes the need to perform custom modifications, thereby allowing rapid product implementation. In addition, our in-depth manufacturing, product and customer knowledge has enabled us to develop a standard implementation methodology, a consistent process followed by many customers and affiliates around the world. Our implementations generally take from three to twelve months, depending upon the number and type of applications purchased and the complexity of the manufacturing establishment. The high reliability and ease of user customization of our products, coupled with our extensive quality assurance and technical support, minimize our customers' need to maintain a large information technology staff. Subsequent releases of our software products are designed to preserve our customers' existing investments in technology and user education, with minimal disruption to their businesses. These factors enable us to offer the low total cost of ownership and high return on investment that manufacturers require.

  High Quality Worldwide Customer Support. We are dedicated to providing high quality customer support for our products around the world through a combination of employee support staff and our affiliate channel. We consistently receive top marks in independent surveys compared to competitors in the area of customer support. Our recently announced "No Wait Response" solution that gives customers online access to a knowledge base of more than 12,000 tips, common questions and answers, and our MAPICS Standard Methodology, or MSM, are examples of our commitment to support the customer before and after the sale.

The MAPICS Strategy

   Our primary objective is to further increase our share of the EEA market by attracting new customers in our target market and increasing sales to our expanding customer base. To achieve this objective, we continually re-evaluate our overall product strategy as we adapt to the changing needs of our customers. Accordingly, throughout fiscal 2000 we took restructuring actions to refocus our product direction. Key elements of our revised strategy are:

  Continue to Expand Our Target Market Presence. Our target market is considered one of the fastest growing segments in the EEA space. We intend to further leverage our manufacturing and technology expertise and the strengths of our affiliates to expand our presence in this market. We will continue to invest in new product functionality and technology to improve the global competitiveness of our customers. We also intend to continue to leverage our large, installed customer base to generate additional revenues by using positive references from existing customers to assist in sales to new customers. These references are often critical to the buying decisions of our customers. Our large installed base also provides an opportunity to generate significant revenues by selling additional e-business applications and upgrades to existing customers.

  Growing Our Sales Channel. We intend to further enhance our sales channel by expanding the number of our affiliates, strengthening our existing affiliate base, and increasing our direct sales organization to capitalize on strategic opportunities. We intend to increase worldwide channel capacity through new ventures, alliances and other programs with affiliates that are attempting to enter new or under-penetrated territories. In addition, we plan to continue assisting affiliates with lead generation and on-line training and remote learning opportunities. We intend for these offerings to increase an affiliate's ability to compete for new accounts and to expand our presence within our customer base. Our expanded direct sales force will assist affiliates with multi-site selling opportunities and service specific strategic accounts and applications. The number of these multi-site and strategic opportunities is on the rise due to the scalability of our solutions and enhanced collaborative capabilities.

  Leverage Our New Supply Chain and Collaborative Commerce Solutions. We understand the needs of a manufacturing organization, and our supply chain management applications offer manufacturers the tools they need to ensure that their operations achieve their peak performance. Our collaborative commerce applications link elements of the manufacturing infrastructure to produce a seamless set of solutions that ensure the effective flow of information from supplier to manufacturer to customer in a fully web-enabled fashion. Both of these solutions are available to customers using our EEA solutions as well as to potential customers, which use other EEA solutions.

  Enhance Functionality of Our Collaborative Solutions. We intend to continue to offer new functionality to attract additional customers and allow existing customers to more easily adapt to changes within the extended manufacturing enterprise. We will continue to focus on the extended enterprise business model and intend to enhance our collaborative solutions on a global basis. Many of our applications are available in up to 19 languages, including English, traditional Chinese, simplified Chinese, French, German, Portuguese and Spanish. We also plan to add new localized features to expand the functionality of our products and allow us to more effectively target additional geographic markets. In addition, we continually evaluate potential acquisitions of complementary technologies, products and businesses serving our target market.

  Incorporate New Technologies to Expand Market Opportunity. We intend to continue incorporating new technologies necessary to help manufacturers compete in their rapidly changing environments. These technologies include:

  . true thin-client, appliance-independent connections through the Internet directly to the manufacturers' ERP backbone, enabling business to business transactions and providing field-level security, personalization, and customization;

  . system to system connections using industry-standard tools and protocols like XML and Microsoft BizTalk(TM), to enable background processing of information and to easily allow a customer, and its customers and suppliers, to participate in global online markets and exchanges; and

  . collaborative commerce solutions that provide integration of front-end applications to backend ERP solutions.

  Pursue Strategic Alliances. We often form strategic development or marketing alliances with third parties that we refer to as solution partners. Working with our solution partners, we can rapidly address the changing needs of our customers. We often team with third parties who are focused in a specific application market to deliver best of breed offerings integrated with our solutions by either entering into joint marketing relationships or reselling the integrated products. In addition, we develop strategic marketing alliances with third parties to market, sell or service our products into markets that are under-served or not addressed by us. We intend to continue to develop strategic development and marketing alliances to enhance the breadth of our offerings and expand our market presence.

  Maintain High Customer Satisfaction. We believe that a highly satisfied installed customer base is critical to expanding our market presence. We intend to develop or enhance advanced user education offerings and Internet-based tools to further improve our affiliates' and customers' ability to install and use our solutions. We are continually looking for ways to enhance our industry-leading support structure, as our MSM implementation method and "No Wait Response" support tools demonstrate.

The MAPICS Products

 EEA Solutions

  XA. We introduced our XA solution in 1994. XA offers more than 50 applications and has continually been enhanced to meet customers' needs. XA provides a simplified implementation process with integrated applications that enable single-site, multi-site and multi-national manufacturers to expand production and increase revenue. XA leverages Java and Internet technologies to deliver solutions for growing manufacturing organizations, and our extended architecture gives customers the flexibility to expand as their business evolves. XA works with the IBM eServer iSeries 400 platform, a popular platform with manufacturers in our target market.

   Recent enhancements to XA include functionality to address the following customer needs:

  .  web-based field service;

  .  collaborative engineering change management;

  .  financial reporting; and

  .  paperless shop floor control.

  Point.Man. For manufacturers that prefer the Windows NT, UNIX or Linux operating platforms, we offer Point.Man. This multi-platform EEA allows manufacturers to extend their reach beyond their enterprise, using a single unified solution to manage multiple sites, outsourced operations and partners. Point.Man's Extended Enterprise Edition offers thin-client, appliance-independent connection to the Internet. The Extended Enterprise Edition addresses the security, data integrity and real-time information delivery needs that new e-business transaction models require with access for customers, suppliers and employees into a single database.

   This unique architecture allows growing enterprises to expand the capabilities of their people, better collaborate with customers and suppliers beyond their enterprise, make sound business decisions, and respond more quickly based on the immediate insight Point.Man provides into current information across their extended enterprise.

 Supply Chain Management

  Thru-Put. Thru-Put helps companies maximize their supply chain management, eliminate downtime and improve operating efficiencies. Thru-Put analyzes plant operations, pinpoints constraints and optimizes manufacturing processes. It allows quick and easy manipulation of orders, what-if scenarios, and scheduling of resources from equipment to staff and materials. Thru-Put develops capacity and material tested production plans, execution blue prints, and decision-making tools that create an efficient and responsive operation. Thru-Put can be integrated with any EEA system and is already integrated with many of our solutions.

   Thru-Put enables companies to recognize interdependencies among elements of the manufacturing processes and helps them devise simple solutions for very complex problems. Thru-Put customers typically report improvements ranging from 15% to 50% in on-time delivery performance and excess inventory levels, and many report a substantial return on investment within 120 days of implementation.

 Collaborative Applications

  TeamWeRX Portal. The TeamWeRX Portal is an enterprise relationship portal solution that allows manufacturers to create a seamless virtual business community that includes their entire value chain. An enterprise portal can be the catalyst necessary to transform a manufacturer's brick and mortar business to a Web-centric e-business. Our customers are currently using the TeamWeRX Portal to share manufacturing data such as inventory levels, bills of material, reorder information, engineering documents, and production line activity with members of their value chain.

 Enterprise Asset Management

  Maincor. Maincor is a multi-platform solution for enterprise asset management, or EAM, that provides maintenance and facility management, including calibration tools for manufacturers. Maincor provides companies with the resources needed to manage enterprise assets and the ability to fully integrate with other MAPICS products, such as XA or Point.Man. Maincor's simple implementation gives users the flexibility to set up systems that easily adapt to their individual manufacturing operations.

Product Development

   We are focusing our ongoing product development efforts on addressing the emerging needs of our market. We intend to continue expanding the breadth and depth of our product functionality and incorporating new technologies, while maintaining product reliability. We are focused particularly on developing collaborative commerce solutions that are platform independent and that will enable our customers to serve their customers better, while improving overall operational efficiency. We plan to continue to develop new products focused on the manufacturing marketplace and deliver continuous product enhancements to existing customers.

   During fiscal 2001, we plan to introduce TeamWeRX Commerce and TeamWeRX Connects, two new collaborative solutions that can either be sold on a stand-alone basis or to enhance the functionality of the TeamWeRX Portal. TeamWeRX Commerce is a customizable electronic-commerce solution that provides the critical e-commerce infrastructure necessary to build an effective, scalable on-line business. TeamWeRX Connects provides the infrastructure to help manufacturers integrate, manage, and automate business processes used to exchange business information with on-line exchanges using system-to-system communication.

   We are currently enhancing our XA solution using Java and XML technology to add significant thin-client and customization functions, navigation and personalization features that are popular in today's applications. Users will soon be able to access their data from anywhere in the world via a web browser, providing flexibility to customers. An XML interface will allow companies to use their own client, or no client at all, as in the case of server-to-server communications. Enhancements also will enable specialty clients such as PDAs and cell phones to access the customer's data.

   We also plan to develop our Point.Man solution to enable global manufacturers to extend their enterprise beyond the four walls of the manufacturing operation. These product developments will allow manufacturers to extend their ability to buy and/or sell through digital marketplaces, empower customers, suppliers, and employees to securely access the information they need on demand and improve productivity by reducing paperwork, response time and excess inventory.

   In addition to enhancements to our supply chain management products, we are focusing on adding greater depth to Thru-Put's existing multi-plant capability to help customers coordinate their multiple plants and distribution centers and make optimal use of their capacity. We also are working on solutions to enable stronger links between manufacturers, their customers and their suppliers.

Customers

   Our primary customers are discrete and batch-process manufacturing establishments with annual sales between $20 million and $500 million, consisting both of independent companies and of divisions, sites and subsidiaries of larger companies. We have a base of over 3,500 customer sites. We intend to leverage our large installed customer base to generate additional revenues by using existing customers to provide positive references to new customers. We also will continue to sell additional applications and upgrades to existing customers.

   Our installed base of customers includes the following enterprises:

     Anaren Microwave, Inc.               Kerry Ingredients U.K. Ltd.
     AP Technoglass Company               MAG Instruments, Inc.
     Ashley Furniture Industries, Inc.    Michelin Corp.
     Bayer Corp.                          Michigan Bulb Company Inc., Ltd.
     Biomet, Inc.                         New Hampshire Ball Bearings
     Bostik, Inc.                         Pall Corporation
     Bristol-Myers Squibb Company         Peg Perego Pines USA, Inc.
     Coltec Industries Inc.               Powerex Inc.
     Cooper Industries                    Shiseido Cosmetics (America) Ltd.
     Dialight Corporation                 SmithKline Beecham
     Dirona SP                            Sub-Zero Freezer Co., Inc.
     Dukane Corporation                   Sylvania Lighting International B.V.
     Eaton Controls PTY, Ltd.             Thomas Lighting Inc.
     Emerson Electric Co.                 Trans-matic Manufacturing, Inc.
     Freightliner, Inc.                   United Container Company
     General Electric Co., P.L.C.         Volvo Corp.
     Giddings and Lewis, Inc.             Weber Aircraft
     Goodyear Tire & Rubber Co.           Weber-Stephen Products Co.
     Honda Motor Co., Ltd.                Westinghouse Electric Corporation
     International Game Technology        York International Corporation

   None of our customers accounted for more than 5% of total revenues in the fiscal year ended September 30, 2000. We do not believe that our backlog at any particular point in time is indicative of future sales.

Marketing and Sales

   Our marketing strategy focuses on positioning us as a leading provider of EEA solutions and increasing our brand and product recognition. In support of this strategy, our marketing programs include advertising, public relations, direct marketing, worldwide web marketing, customer and internal events and product management.

   We sell to customers located in more than 70 countries throughout 1) North America, 2) Europe, the Middle East and Africa, or EMEA, and 3) the Latin America and Asia Pacific regions, through a network of more than 70 independent local affiliates. We believe the use of affiliates gives us significant market access. Affiliates provide sales, consulting, implementation and other services directly to our customers, usually on a local basis. Our sales management team continues to encourage our affiliates to grow or consolidate into larger organizations and to develop their sales skills.

   Use of the affiliate channel has given us international reach to service an expanding global customer base. In addition to broad market coverage, our affiliate channel provides significant benefits to us and our customers. For example, the affiliates provide us with a variable cost sales channel, receiving a sales commission from us only when we receive license fees from our customers. In addition, affiliates typically have extensive knowledge of the manufacturing industries in their geographic regions and develop long-standing relationships with our customers. Moreover, the affiliate channel continually provides local input and feedback regarding customer requirements, industry trends, and competitive products, enabling us to respond to and anticipate the future product needs of our customers and to incorporate these needs into our product development efforts.

   Historically, we have had excellent relations with our affiliates. We believe these strong relations are attributable to a number of factors, including the significant revenues that we pay affiliates in the form of commissions, as well as revenues that our customers pay affiliates for consulting, implementation and other services rendered within the territories they represent. Additionally, in some instances, customers pay affiliates for the hardware they purchase. As a result, affiliates have generally made significant investments in developing knowledge of our products within their organizations.

   Although we intend to expand and strengthen our affiliate network, we also intend to take advantage of opportunities to capitalize on our direct sales organization as well. We believe that the flexibility of multiple sales channels is critical to our success as our customer base continues to grow in sophistication and demands increasing levels of service and support.

Customer Support and Service

   We believe that providing high quality customer service and technical support on a world-wide basis is necessary to achieve rapid product implementation, which in turn is essential to long-term customer satisfaction and continued revenue growth. Accordingly, we are committed to maintaining a high-quality, knowledgeable affiliate channel supported by our internal service and support staff. Our customer service and support activities can be grouped into two key areas, as follows:

  Implementation Consulting, Education and Applications Integration
Services. Although we are building our consulting skills to enhance and supplement those of our affiliates, particularly in new or complex application areas, our affiliates typically provide these services directly on a project-consulting basis. We do not record revenues related to these services provided by our affiliates. Affiliates provide implementation-consulting services on-site to assist customers in the installation and use of our products, whether entire systems are implemented or individual applications are installed to augment existing applications. We have developed educational materials and instructions for our affiliates to use in customer classroom environments. We intend to provide additional tools to assist affiliates and customers in simplifying the implementation effort. We also intend to supply central services to assist affiliates in managing multi-site and multi-territory implementation efforts and supplement the affiliates' expertise in new application areas until such time as affiliates are able to upgrade their skills to a point where they no longer need assistance.

  Installed Product Maintenance. We maintain a central telephone response and assistance program for customers. We assist all supported customers in operational issues and resolving possible code errors. Our support centers use a standardized telephone support management system to log telephone calls, trace problems or inquiries, identify qualified support personnel to assist customers, follow the inquiry through to a successful resolution and measure support performance. Outside North America, we provide similar support services to our customers in conjunction with the affiliates. We also have introduced a tool that enables customers to access our knowledge database, permitting them to quickly locate, answers to operational issues without the assistance of direct support personnel.

Proprietary Rights and Technology

   Our success and ability to compete depend heavily on our proprietary technology, including our software. Our software is protected as a copyrighted work. In addition, much of the source code for our software is protected as a trade secret. We provide our products to customers under a non-exclusive license. We also generally enter into confidentiality or license agreements with third parties and control access to and distribution of our software, documentation and other proprietary information. We presently have no patents or patent applications pending. We rely upon license or joint development agreements with solution partners to allow us to use technologies that they develop on terms that are favorable to us. We also rely on the knowledge, skills and experience of our employees, frequent product enhancements and the timeliness and quality of our support services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--We may not be successful in protecting our proprietary rights or in avoiding claims that we infringe the proprietary rights of others."

Competition

   The market for business software within the manufacturing industry is highly competitive and changes rapidly. The market activities of industry participants, such as new product introductions, frequently result in increased competition. We target our products and related services primarily at the market for business applications software for manufacturing establishments with annual sales between $20 million and $500 million. Current and prospective competitors offer a variety of products that address this and similar markets. We primarily compete with a large number of independent software vendors, although we also compete with vendors of specialized applications. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--The market for business software in the mid-sized manufacturing industry is highly competitive."

   To be successful in the future, we must continue to respond promptly and effectively to changes in technology. We also must respond to our competitors' innovations. Some of our competitors have significantly greater financial, marketing, service, support and technical resources and greater name recognition than we have. Accordingly, these competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products.

   We also expect to face additional competition as other established and emerging companies enter the market for business software for manufacturing establishments, and as new products and technologies are introduced. In addition, current and potential competitors may make acquisitions or establish alliances among themselves or with third parties. Such acquisitions or alliances could increase the ability of competitors' products to address the needs of our current or prospective customers. As a result, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Either of these situations could result in fee reductions, the loss of new and existing customers, fewer customer orders and reduced net income, any or all of which could have a material adverse affect on our business, financial condition and results of operations.

Employees

   As of December 1, 2000, we employed approximately 495 persons, of whom 335 were employed in product development and support, 85 were employed in sales and marketing and 75 were employed in management and administration. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

   Our future operating results depend significantly upon the continued service of our key technical and senior management personnel as well as our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for these individuals is intense and may further intensify because of the hiring needs of technology companies, including our competitors. We cannot assure you that we will retain our key managerial or technical personnel or that we will be able to attract and retain new personnel in the future. We have at times experienced and continue to experience difficulty recruiting qualified personnel, and we may continue to experience such difficulties in the future. If we are unable to hire and retain qualified personnel in the future, our business, financial condition and results of operations could be materially affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--We depend on our retention of key personnel and our ability to attract and retain other qualified personnel."

Item 2. Properties.

   Our principal administrative, marketing, product development and support facilities are located in Alpharetta, Georgia, a suburb of Atlanta, where we lease approximately 120,000 square feet under a lease that expires in 2007. We also lease approximately 52,000 square feet for regional sales, development and support locations in North America, EMEA, and the Latin America and Asia Pacific regions.

Item 3. Legal Proceedings.

   There is no material legal or governmental proceeding pending or threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of our shareholders during our fourth fiscal quarter ended September 30, 2000.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

Common Stock Price

   The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for each quarter of our last two fiscal years.

                                                             High      Low
                                                             ----      ----
   Fiscal 1999
   First Quarter............................................ $23 3/8   $13 1/4
   Second Quarter...........................................  17 3/4      7
   Third Quarter............................................   11        3 15/16
   Fourth Quarter........................................... $10 7/8   $ 7 3/16


   Fiscal 2000
   First Quarter............................................ $13 3/4   $  7
   Second Quarter...........................................   20       11 3/4
   Third Quarter............................................   16         4
   Fourth Quarter........................................... $ 7 11/16 $ 3 1/16

Holders

   As of December 1, 2000, there were approximately 500 record holders of our common stock, and we estimate that there were approximately 4,500 beneficial owners of our common stock.

Dividend Policy

   We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund future development and growth, the operation of our business, and to repay amounts outstanding under our bank credit facility. Additionally, covenants in our bank credit facility prohibit the payment of cash dividends. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 9 of the notes to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Item 6. Selected Financial Data.

   The tables on the following pages present selected statement of operations and balance sheet data for the fiscal years ended and as of September 30, 1996, 1997, 1998, 1999 and 2000. The selected financial data for those periods and as of those dates have been derived from our financial statements that have been audited by PricewaterhouseCoopers LLP, our independent accountants. You should read this selected financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

   We were incorporated in Massachusetts in 1980 under the name Marcam Corporation. On July 29, 1997, we distributed to our shareholders, in a tax-free distribution which we refer to as the Distribution, all of the capital stock of our subsidiary, Marcam Solutions, Inc., and changed our name to MAPICS, Inc. As a result of the Distribution, Marcam Solutions owns and operates some of the software product lines that we had owned and operated before the Distribution, while we continue to own and operate the XA product line. We prepared the statements of operations data for the fiscal years ended September 30, 1996 and 1997 and the balance sheet data as of September 30, 1996 using Marcam Corporation's historical basis in the assets and liabilities and historical results of operations of the business related to the XA product line. These financial statement data are combined and generally reflect the results of operations and financial position of the MAPICS business as if it were a separate entity for these periods. We allocated some costs and expenses presented in the financial statement data for the years ended September 30, 1996 and 1997 based on our estimates of the costs of services that Marcam Corporation provided to the MAPICS business. We believe these allocations are reasonable. However, the financial statement data may not necessarily reflect our results of operations and financial position in the future or what they would have been had the MAPICS business been a separate entity during the fiscal years ended September 30, 1996 and 1997. The statements of operations data for the fiscal years ended September 30, 1998, 1999, and 2000 and the balance sheet data as of September 30, 1997, 1998, 1999, and 2000 are consolidated and consist solely of the separate financial statements of MAPICS, Inc. and our subsidiaries.

   We calculated net income per common share presented in the statements of operations for the fiscal years ended September 30, 1996 and 1997 using the capital structure of Marcam Corporation for data periods prior to the Distribution, including the weighted average number of common shares and common equivalent shares, giving effect to the Distribution on a pro forma basis for all periods prior to the Distribution. See Note 2 of the notes to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for further information concerning the computation and presentation of net income (loss) per common share for the fiscal years ended September 30, 1998, 1999 and 2000.

                                         Fiscal Years Ended September 30,
                                    -------------------------------------------
                                     1996    1997      1998     1999     2000
                                    ------- -------  -------- -------- --------
                                      (In thousands, except per share data)
Statements of Operations Data:
Revenue:
 License..........................  $45,341 $56,368  $ 79,189 $ 71,195 $ 62,672
 Services.........................   32,261  39,036    50,552   63,523   77,690
                                    ------- -------  -------- -------- --------
  Total revenue...................   77,602  95,404   129,741  134,718  140,362
                                    ------- -------  -------- -------- --------
Operating expenses:
 Cost of license revenue..........    6,913   9,816    13,108   13,689   15,551
 Cost of services revenue.........    9,499  11,838    14,873   19,012   31,176
 Selling and marketing............   27,851  31,905    48,111   51,601   50,082
 Product development..............    6,398  10,259    15,073   18,083   16,375
 General and administrative.......    5,965   8,256     8,884   12,673   19,232
 Amortization of goodwill.........       --      --        --       --    6,959
 Restructuring and acquisition
  costs...........................       --      --        --       --   13,278
                                    ------- -------  -------- -------- --------
  Total operating expenses........   56,626  72,074   100,049  115,058  152,653
                                    ------- -------  -------- -------- --------
Income (loss) from operations.....   20,976  23,330    29,692   19,660  (12,291)
Interest income (expense), net....       --    (218)      760    1,801   (1,885)
                                    ------- -------  -------- -------- --------
Income (loss) before income tax
 expense (benefit)................   20,976  23,112    30,452   21,461  (14,176)
Income tax expense (benefit) (1)..    8,076  (6,004)   11,724    8,262   (2,451)
                                    ------- -------  -------- -------- --------
Net income (loss) (2).............  $12,900 $29,116  $ 18,728 $ 13,199 $(11,725)
                                    ======= =======  ======== ======== ========
Net income (loss) per common share
 (basic)..........................  $  0.82 $  1.79  $   1.01 $   0.70 $  (0.66)
                                    ======= =======  ======== ======== ========
Net income (loss) per common share
 (diluted) (2)....................  $  0.70 $  1.47  $   0.81 $   0.62 $  (0.66)
                                    ======= =======  ======== ======== ========
Weighted average number of common
 shares outstanding (basic).......   15,717  16,239    18,579   18,943   17,896
                                    ======= =======  ======== ======== ========
Weighted average number of common
 shares and common equivalent
 shares outstanding (diluted).....   18,514  19,810    23,100   21,444   17,896
                                    ======= =======  ======== ======== ========

--------
(1) Under a tax sharing agreement with Marcam Solutions, we became entitled to utilize favorable income tax attributes of Marcam Corporation, principally net operating loss carryforwards and tax credits, immediately following the Distribution. As a result, we recognized an income tax benefit of $14.9 million during the quarter ended September 30, 1997. Excluding this income tax benefit, net income for the fiscal year ended September 30, 1997 was $14.2 million, or $0.88 per share (basic) and $0.72 per share (diluted).

(2) For the fiscal year ended September 30, 2000, net income excluding goodwill amortization, restructuring and acquisition costs, and other special costs net of income tax expense was $6.9 million and net income per common share (diluted) was $0.34.

                                          As of September 30,
                             ------------------------------------------------
                               1996       1997       1998    1999     2000
                             ---------  ---------  -------- ------- ---------
                                         (Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents... $     378  $   5,562  $ 33,442 $21,351 $  12,175
Working capital (deficit)
 (1)........................   (13,945)   (12,413)   12,282   6,487   (28,403)
Total assets................    45,405     76,970   110,042  95,394   136,939
Long-term liabilities.......       884         --        --     155    21,245
Shareholders' equity (2)....     9,193     24,707    46,941  38,259    32,444

--------
(1) Excluding $18.6 million, $25.1 million, $31.1 million, $29.0 million and $36.0 million of deferred revenue as of September 30, 1996, 1997, 1998, 1999, and 2000, respectively, working capital would have been $4.6 million, $12.7 million, $43.4 million, $35.5 million and $7.6 million as of those dates. Working capital (deficit) as of September 30, 2000 includes $10.3 million of the current portion of our long term debt.

(2) Shareholders' equity as of September 30, 1996 represents divisional equity. Shareholders' equity amounts as of September 30, 1998, 1999, and 2000 are reduced by the cost of treasury stock of $1.3 million, $22.4 million, and $17.1 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  You should read the following discussion and analysis in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed below in "--Factors Affecting Future Performance" and elsewhere in this report. See also "Special Cautionary Notice Regarding Forward-Looking Statements" at the beginning of "Item 1. Business."

  The terms "fiscal 1998," "fiscal 1999" and "fiscal 2000" refer to our fiscal years ended September 30, 1998, 1999 and 2000, respectively. The term "fiscal 2001" refers to our fiscal year ending September 30, 2001.

Overview

   We are a global developer of extended enterprise applications, or EEA, that focuses on manufacturing establishments in discrete and batch-process industries. We deliver collaborative e-business solutions to automate the manufacturing process, improve the coordination of organizational resources and enhance interaction with supply chain partners.

   We acquired Pivotpoint on January 12, 2000 for $48.0 million in cash. This strategic acquisition enabled us to immediately expand our manufacturing solutions across multiple platforms. Our flagship solutions now include both XA and the acquired Point.Man product, two powerful extended enterprise applications that streamline business processes for manufacturing, customer service, engineering, supply chain planning and financials. The solutions support international and multi-site operations on a variety of platforms including the IBM eServer iSeries 400, Windows NT, UNIX and Linux. We also offer Thru-Put, a supply chain management system, and TeamWeRX, a series of e-business applications designed to enable companies to link members of their supply chain to send and receive valuable real-time information to improve business decision-making at all levels.

   As a result of our acquisition of the Pivotpoint business, our services revenue and cost of services have become more significant and our methods of selling our products have changed as follows:

  . Our mix of revenue between license revenue and services revenue has changed. Services revenue increased from the date of acquisition through September 30, 2000 as a percentage of total revenue and may continue to increase as a percentage of total revenue in future periods because we now have a group of employee consultants that performs implementation and customization services.

  . Our cost of services revenue has increased and may continue to increase in future periods. Prior to the acquisition of Pivotpoint, our cost of services revenue principally included the costs of providing customer support. Following the acquisition, our cost of services revenue includes these costs plus 1) the additional costs of providing customer support for Point.Man, Thru-Put, Maincor and other products of the acquired Pivotpoint business; and 2) the costs associated with maintaining a group of employee consultants.

  . Our mix of selling and marketing expenses has changed and may continue to change in future periods. In addition to selling our products through our affiliates who sell on a commission basis, we now employ a direct sales force. Although we are working to integrate the activities of our direct sales force and our affiliates, a higher proportion of our total selling and marketing expenses is now fixed.

Results of Operations

  Summary and Outlook. Net income decreased 29.5% from $18.7 million, or $0.81 per common share (diluted), in fiscal 1998 to $13.2 million, or $0.62 per common share (diluted), in fiscal 1999. For fiscal 2000, we recorded a net loss of $11.7 million or $0.66 per common share (diluted). The net loss was primarily the result of write-offs for restructuring and acquisition costs, amortization of goodwill, and special costs, which totaled $18.2 million before income taxes. Excluding restructuring and acquisition costs, goodwill amortization, and special costs, net income was $6.9 million, or $0.34 per common share (diluted).

   Total revenue increased 4.2% in fiscal 2000 while operating expenses including restructuring and acquisitions costs, goodwill amortization, and other special costs increased 32.7%. The acquisition of Pivotpoint was a primary contributor to the increase in revenue for fiscal 2000. Although license revenue decreased, services revenue increased due to the additional services revenue generated from Point.Man, Thru-Put and the other products of the acquired Pivotpoint business. Operating expenses excluding restructuring and acquisitions costs, goodwill amortization, and other special costs increased 10.8% in fiscal 2000 compared to fiscal 1999. The overall increase in revenue and operating expenses primarily is a result of the Pivotpoint acquisition.

  Revenue. We generate a significant portion of our total revenue from licensing software, which is conducted principally through our global network of independent affiliates. The affiliates provide the principal channel through which we sell our products. However, the ultimate customer typically executes a license agreement directly with us rather than the affiliate. When we first license our software, we receive both an initial license fee and a periodic fee. We record initial license fees as license revenue and typically recognize them upon delivery of the software to the ultimate customer. The periodic fee typically paid annually in advance, entitles the customer to receive annual support services, as available. For all product lines other than the XA product line, we record these optional maintenance fees as services revenue and recognize this revenue ratably over the term of the agreement.

   With respect to the XA product line, the periodic fee is an annual license fee, which entitles the customer to continuing use of the software. If a customer does not renew its periodic fee of the XA product line, it is no longer entitled to use our software. The annual license fee also entitles the customer to support services as available. We record this fee as services revenue ratably over the term of the service agreement. We believe this licensing arrangement provides a source of recurring revenue from our installed base of XA customers and enables our customers to take advantage of new releases and enhancements of our software.

   The affiliates provide our customers with most of the consulting and implementation services relating to our products. Through our employee consultants, we provide consulting and implementation services for complex or multinational projects, and we provide some direct services for our acquired products. We also offer educational courses and training materials to our customers and affiliates. These consulting and implementation services, direct services, and education courses are included in services revenue. We believe that over time the consulting services component will continue to increase as a percentage of total services revenue.

   The following table shows information about our license revenue and our services revenue during the last three fiscal years:

                                                               Change from
                                 Years Ended September 30,     Prior Year
                                 ----------------------------  -------------
                                   1998      1999      2000    1999    2000
                                 --------  --------  --------  -----   -----
   License revenue.............. $ 79,189  $ 71,195  $ 62,672  (10.1)% (12.0)%
   As a percentage of total
    revenue.....................     61.0%     52.8%     44.7%


   Services revenue............. $ 50,552  $ 63,523  $ 77,690   25.7 %  22.3 %
   As a percentage of total
    revenue.....................     39.0%     47.2%     55.4%


   Total revenue................ $129,741  $134,718  $140,362    3.8%    4.2%

   Total license revenue declined from fiscal 1998 to fiscal 1999 although license sales to existing customers increased. We believe the decrease in 1999 was attributable to the accelerated purchases by customers in 1998 related to the Year 2000 event which would have typically occurred in 1999 or subsequent years. In fiscal 2000, license revenue continued to be adversely affected by the Year 2000 event as a result of accelerated purchases in 1998 and 1999. This decrease was partially offset by the license revenues generated by the acquired Pivotpoint business.

   Services revenue increased from fiscal 1998 to fiscal 1999 primarily due to a volume increase in the number of customers paying periodic fees. The increase in fiscal 2000 was due principally to additional maintenance, consulting and other services revenue generated by the acquired Pivotpoint business. The mix of license revenue versus services revenue has been impacted by the acquisition of Pivotpoint in fiscal 2000 as well as the decrease in license revenue related to the Year 2000 event, and we expect that services revenue will continue to be a larger component of total revenue in fiscal 2001. However, we anticipate that the growth rate for services revenue will decrease in fiscal 2001 as compared to fiscal 2000.

   Our operations are conducted principally in 1) North America, 2) EMEA, and
3) the Latin America and the Asia Pacific regions, or LAAP. The following table shows the percentage of total license and services revenue contributed by each of our primary geographic markets:

                         License Revenue               Services Revenue
                    Years Ended September 30,     Years Ended September 30,
                    ----------------------------  ----------------------------
                      1998      1999      2000      1998      1999      2000
                    --------  --------  --------  --------  --------  --------
   North America...     68.5%     69.2%     74.2%     73.9%     72.2%     76.1%
   EMEA............     22.0%     20.2%     18.7%     19.4%     21.1%     17.5%
   LAAP............      9.5%     10.6%      7.1%      6.7%      6.7%      6.4%
                    --------  --------  --------  --------  --------  --------
     Total.........    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
                    ========  ========  ========  ========  ========  ========

   Additional information about our operations in these geographical areas is presented in Note 15 of the notes to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

  Cost of License Revenue. Cost of license revenue consists primarily of royalties paid to solution partners for products we license, amortization of computer software costs, amortization of intangibles related to the Pivotpoint acquisition and amortization of other intangible assets. We license from our solution partners complementary software products or technology that have been or will be integrated into our product line. Generally, when we license a solution partner product to a customer, we pay a royalty to the solution partner. As a result, a significant portion of our cost of license revenue varies in direct relation to license revenue based on the mix of internally developed and solution partner-developed products. Through our solution partner arrangements, we have been able to enhance the functionality of our existing products and introduce new products utilizing this variable cost approach to expand our product offerings.

   Amortization of computer software costs represents recognition of the costs of some of the software products we sell, including purchased software costs, technology acquired in the acquisition of Pivotpoint, capitalized software development costs and costs incurred to translate software into various foreign languages. We begin amortization of computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis based on the greater of the amount determined using:

  . the ratio that current period gross revenue bears to the total of current and anticipated future gross revenue; or

  . the straight-line method over the estimated economic life of the product, which is generally five years for purchased software costs and software development costs and two years for software translation costs.

   Software is subject to rapid technological obsolescence and, as a result, future amortization periods for computer software costs could be shortened to reflect changes in technology in the future.

   The following table shows information about our cost of license revenue during the last three fiscal years:

                                                          Change
                              Years Ended September        from
                                       30,              Prior Year
                             -------------------------  -----------
                              1998     1999     2000     1999  2000
                             -------  -------  -------  -----  ----
                             (Dollars in thousands)
   Cost of license
    revenue................  $13,108  $13,689  $15,551    4.4% 13.6%
   As a percentage of
    license revenue........     16.6%    19.2%    24.8%
   As a percentage of total
    revenue................     10.1%    10.2%    11.1%

   Cost of license revenue increased in fiscal 1999 and fiscal 2000 primarily as a result of increases in product royalty expense due to a change in the mix of products sold, including a higher percentage of products developed by solution partners. During the last three fiscal years, the mix of products that we licensed to our customers has included increasing percentages of solution partner-developed products, which has resulted in both increasing revenue and royalty costs. As a result, product royalty expense has increased as a percentage of license revenue. In addition, in fiscal 2000 the cost of license revenue increased due to amortization of intangible assets related to the Pivotpoint acquisition and the write-off of $327,000 of capitalized software translation costs, which was a special cost.

   We expect that cost of license revenue will vary from period to period based on the mix of products licensed between internally developed products and solution partner-developed products and the timing of computer software amortization costs.

  Cost of Services Revenue. Cost of services revenue consists primarily of:

  . personnel costs related to the ongoing maintenance and support of our products;

  . fees paid to affiliates outside our North American region to provide support services in those regions;

  . fees paid to solution partners to provide similar support services with respect to their products;

  . personnel costs related to implementation, consulting, and education services we provide; and

  .  costs of distributing our software products.

   The following table shows information about our cost of services revenue during the last three fiscal years:

                                        Years Ended September     Change from
                                                 30,              Prior Year
                                       -------------------------  ------------
                                        1998     1999     2000    1999   2000
                                       -------  -------  -------  -----  -----
                                       (Dollars in thousands)
   Cost of services revenue..........  $14,873  $19,012  $31,176   27.8%  64.0%
   As a percentage of services
    revenue..........................     29.4%    29.9%    40.1%
   As a percentage of total revenue..     11.5%    14.1%    22.2%

   Cost of services revenue increased in fiscal 1999 as a result of additional distribution and support costs associated with the increase in customers, including:

  . a volume increase in fees paid to affiliates and solution partners for providing support services in EMEA and LAAP; and

  .  the hiring of additional customer support and services personnel.

   In fiscal 2000, the increase in cost of services was principally attributable to 1) additional costs of providing customer support for the acquired Pivotpoint products; and 2) costs associated with maintaining a larger consulting staff related to the acquired products.

  Selling and Marketing Expenses. Selling and marketing expenses consist primarily of commissions paid to our independent affiliates, compensation of our sales and marketing personnel, and direct costs associated with selling programs and marketing campaigns.

   The following table shows information about our selling and marketing expenses during the last three fiscal years:

                              Years Ended September     Change from
                                       30,              Prior Year
                             -------------------------  ------------
                              1998     1999     2000    1999   2000
                             -------  -------  -------  -----  -----
                             (Dollars in thousands)
   Selling and marketing
    expenses...............  $48,111  $51,601  $50,082    7.3%  (2.9)%
   As a percentage of total
    revenue................     37.1%    38.3%    35.7%

   In fiscal 1999, selling and marketing expenses increased primarily as a result of hiring additional personnel and an increase in spending on marketing programs. This increase was offset by a decrease in affiliate commissions due to the decrease in license revenue. In fiscal 2000, these expenses decreased principally due to a decrease in affiliate commissions, which was offset by an increase in direct sales costs and marketing programs. We believe that affiliate commissions will fluctuate from period to period based on our product mix and the level of involvement of our direct sales organization.

  Product Development Expenses. Product development expenses consist of product development costs and software translation costs. Product development costs consist primarily of compensation for software engineering personnel and independent contractors retained to assist with our product development efforts. We charge all costs of establishing technological feasibility of computer software products to product development expense as they are incurred. From the time of establishing technological feasibility through general release of the product, computer software development and translation costs are capitalized and subsequently amortized to cost of license revenue. Software translation costs consist primarily of fees paid to consultants for translating some of our software into foreign languages.

   The following table shows information about our product development expenses during the last three fiscal years:

                                 Years Ended September        Change from
                                          30,                  Prior Year
                                --------------------------   ------------------
                                 1998     1999      2000     1999    2000
                                -------  -------   -------   -----   ----
                                (Dollars in thousands)
Product development costs.....  $17,851  $20,137   $19,927    12.8 % (1.0)%
Software translation costs....    4,206    2,280     3,872   (45.8)% 69.8 %
                                -------  -------   -------
                                 22,057   22,417    23,799     1.6 %  6.2 %
                                -------  -------   -------
Less:
Capitalized product
 development costs............   (3,018)  (3,771)   (4,660)
Capitalized software
 translation costs............   (3,966)  (2,002)   (2,764)
                                -------  -------   -------
                                 (6,984)  (5,773)   (7,424)
                                -------  -------   -------
Plus:
Write-off of capitalized
 product development costs....       --    1,439        --
                                -------  -------   -------
Product development expenses..  $15,073  $18,083   $16,375    20.0 % (9.4)%
                                =======  =======   =======
As a percentage of total
 revenue......................     11.6%    13.4 %    11.7 %

   Product development costs increased in fiscal 1999 due to:

  .  the hiring of additional product development personnel;

  . increased spending on product development activities to support the effort to re-engineer our software applications to the Windows NT server platform; and

  .  continued efforts to expand the XA product line.

   Product development costs decreased slightly in fiscal 2000. In connection with the acquisition of Pivotpoint, we discontinued our product development efforts to re-engineer our XA software applications to the Windows NT server platform. This decrease was largely offset by the cost associated with the development organization for the acquired products.

   Software translation costs, which decreased in fiscal 1999 and increased in fiscal 2000, are typically project related, and the timing of those expenditures is subject to change from period to period.

   The amounts of product development costs capitalized in fiscal 1998, fiscal 1999 and fiscal 2000 represented 16.9%, 18.7%, and 23.4% of product development costs, respectively. The amounts of software translation costs capitalized in fiscal 1998, fiscal 1999 and fiscal 2000 represented 94.3%, 87.8%, and 71.4% of software translation costs, respectively. Capitalization rates are generally affected by the nature and timing of development activities and vary from period to period.

   During fiscal 1999, we wrote off $1.4 million of capitalized software development costs due to a change in product development approach. Excluding this write-off, overall product development expenses increased 10.4% from $15.1 million in fiscal 1998 to $16.6 million in fiscal 1999 and, as a percentage of total revenue, increased from 11.6% in fiscal 1998 to 12.4% in fiscal 1999. In fiscal 2000, product development expenses of $16.4 million remained relatively flat compared to the $16.6 million in fiscal 1999, excluding the write-off of $1.4 million.

  General and Administrative Expenses. General and administrative expenses consist primarily of compensation for executive, financial, legal and administrative personnel, outside professional and service fees, facility costs, provisions for bad debts, and special costs.

   The following table shows information about our general and administrative expenses during the last three fiscal years:

                                       Years Ended September     Change from
                                                30,              Prior Year
                                       ------------------------  ------------
                                        1998    1999     2000    1999   2000
                                       ------  -------  -------  -----  -----
                                       (Dollars in thousands)
General and administrative expenses... $8,884  $12,673  $19,232   42.6%  51.8%
Less: special costs...................     --       --   (4,595)
                                       ------  -------  -------
General and administrative expenses
 before special costs................. $8,884  $12,673  $14,637   42.6%  15.5%
                                       ======  =======  =======
As a percentage of total revenue......    6.8%     9.4%    10.4%

   General and administrative expenses increased in fiscal 1999 and fiscal 2000 and increased as a percentage of total revenue as a result of increased fixed costs of personnel and facilities associated with our expanded operations. In fiscal 2000, we incurred general and administrative costs related to the acquired Pivotpoint business.

   General and administrative expenses for fiscal 2000 include the following special costs:

  . $4.1 million for the write-off of non-productive technology-related assets. These assets largely represent prepaid royalties for technology that we believe will not be recovered through future sales of the related products; and

  . $500,000 for compensation expense recorded in connection with the acquisition of Pivotpoint.

  Amortization of Goodwill. We completed two acquisitions during fiscal 2000, both of which were treated as purchase business combinations for accounting purposes. Total goodwill recorded in these transactions was $46.8 million, which we are amortizing over five years. Goodwill amortization for fiscal 2000 was $7.0 million.

  Restructuring and Acquisition Costs. In connection with the acquisition of Pivotpoint, we recorded restructuring and acquisition costs of $8.9 million. Of that amount, $7.5 million represented restructuring and acquisition costs and $1.4 million represented the write-off of acquired in-process research and development costs, or IPR&D.

   Based on an independent appraisal, we allocated $1.4 million of the total purchase price of Pivotpoint to two IPR&D projects which were in the development stage at the time of the acquisition and had not yet reached technological feasibility. The projects are for the enhancement of the Point.Man product to allow our customers to extend their interaction throughout their value chain and for extending Thru-Put's capacity for multi-site planning. The projects were valued using a discounted cash flow methodology, based on the estimated future earnings of the product multiplied by the estimated percentage of project completion.

   Information regarding acquired IPR&D at the acquisition date is as follows (in thousands):

                                                                      Estimated
                                                             IPR&D    Percentage
                                                           Allocation  Complete
                                                           ---------- ----------
   Point.Man..............................................   $  800       40%
   Thru-Put...............................................      600       50%
                                                             ------
     Total................................................   $1,400
                                                             ======

   Because the IPR&D projects had not reached technological feasibility, we expensed the $1.4 million immediately following the acquisition. Both of these projects reached technological feasibility during fiscal 2000.

   Additionally, in the fourth quarter of fiscal 2000, we re-evaluated our overall product strategy as a result of our acquisition and decided to devote greater efforts towards the e-business, supply chain management and Windows NT products. As a result, we incurred restructuring costs of $4.4 million in connection with the reduction of our employee base by approximately 10% primarily related to the development activities for our EEA products, the abandonment of excess space, and the write-off of certain technology-related assets.

   Prior to the acquisition of Pivotpoint, we were engaged in product development activities to re-engineer our XA applications to the Windows NT server platform. We made the decision to discontinue our NT development effort for the XA applications because Pivotpoint's EEA, Point.Man, runs on multiple platforms, including Windows NT, UNIX and Linux. Accordingly, we wrote off computer software costs related to our NT development, and we accrued costs for contractual obligations arising from the termination of a third party technology alliance for the development of a tool to modify our software to work in the NT environment.

   Following the acquisition of Pivotpoint, we had two advanced planning and scheduling, or APS, solutions among our product offerings. After an extensive evaluation of both products, we selected Thru-Put as our APS solution because of the product's e-business capabilities, quick implementation, return on investment for customers, ease of use and best-of-breed functionality. Furthermore, we established plans to migrate existing customers to Thru-Put. Accordingly, we wrote off computer software costs and other assets relating to the former APS product, and we accrued costs for contractual obligations arising from the termination of a related third party technology alliance.

   The major components of the restructuring and acquisition costs during fiscal 2000 were as follows (in thousands):

                                                                        2000
                                                                       -------
   Employee severance and related costs:
     Acquisition related.............................................. $   150
     Change in product strategy.......................................   1,003
   Exit costs (for terminated contracts)..............................     919
   Costs of abandonment of excess space...............................     972
   Non-cash asset write-offs:
     Acquisition related write-off of purchased software and other
      assets .........................................................   6,428
     In process research and development costs........................   1,400
     Change in product strategy.......................................   2,406
                                                                       -------
                                                                       $13,278
                                                                       =======

   The following table summarizes all of the restructuring and acquisition costs and special costs incurred in fiscal 2000 (in thousands):

                                Cost of  General and   Restructuring and
                                License Administrative Acquisition Costs  Total
                                ------- -------------- ----------------- -------
   Non-cash asset write-offs:
     Prepaid royalties........   $  --      $1,805          $ 2,311      $ 4,116
     Capitalized software
      costs, including in-
      process research and
      development costs.......     327          --            7,592        7,919
     Accrual of royalty
      contract obligation.....      --       2,290               --        2,290
     Other assets.............      --          --              331          331
   Employee severance, special
      compensation, and
      related costs...........      --         500            1,153        1,653
   Exit costs (for terminated
    contracts)................      --          --              919          919
   Costs of abandonment of
    excess space..............      --          --              972          972
                                 -----      ------          -------      -------
                                 $ 327      $4,595          $13,278      $18,200
                                 =====      ======          =======      =======

  Interest Income and Interest Expense. The following table shows information about our interest income and interest expense during the last three fiscal years:

                                                             Years Ended
                                                            September 30,
                                                         ---------------------
                                                         1998   1999    2000
                                                         ----  ------  -------
                                                             (Dollars in
                                                             thousands)
   Interest income...................................... $816  $1,887  $ 1,032
   Interest expense.....................................  (56)    (86)  (2,917)
                                                         ----  ------  -------
     Interest income (expense), net..................... $760  $1,801  $(1,885)
                                                         ====  ======  =======

   Interest income increased in fiscal 1999 due primarily to increases in the average balance of cash and cash equivalents. In fiscal 1999, we also recognized additional interest income of $680,000 related to federal income tax refunds due to us. Interest income in fiscal 2000 decreased primarily due to a reduction in the average balance of cash and cash equivalents.

   Interest expense in fiscal 1998 and 1999 reflects commitment fees incurred for unused portions of the revolving credit facility. Interest expense in fiscal 2000 increased significantly beginning in January 2000 as a result of borrowings under our new bank credit facility. Interest expense principally includes 1) interest on our term loan based on our lender's base rate or LIBOR plus a predetermined margin, 2) the difference between interest paid and interest received under our interest rate protection arrangement, 3) commitment fees on the unused portion of our revolving credit facility, and 4) amortization of debt issuance costs. The weighted average interest rate for fiscal 2000 was 9.9%. See "--Liquidity and Capital Resources."

  Income Tax Expense (Benefit). The following table shows information about our income tax expense (benefit) during the last three fiscal years:

                                                     Years Ended September
                                                              30,
                                                    --------------------------
                                                     1998     1999      2000
                                                    -------  -------  --------
                                                     (Dollars in thousands)
   Income before income tax expense (benefit)...... $30,452  $21,461  $(14,176)
   Income tax expense (benefit)....................  11,724    8,262    (2,451)
   Effective income tax rate.......................    38.5%    38.5%    (17.3)%

   The effective tax rate for fiscal 1998 and fiscal 1999 differs from the statutory federal income tax rate of 35.0% principally due to the impact of state and foreign income taxes. The effective tax rate of (17.3)% for fiscal

2000 differs from the statutory federal rate of 35.0% principally due to the effect of amortization of goodwill and other intangible assets that are not deductible for income tax purposes, and foreign income tax expense offset by income tax credits utilized during the year. We are amortizing goodwill and other intangible assets from the acquisition of Pivotpoint over periods ranging from five to seven years. Accordingly, we expect our effective tax rate to be higher than the statutory federal rate while we record amortization of goodwill and other intangible assets that are not deductible for income tax purposes.

Liquidity and Capital Resources

   The following tables show information about our cash flows during the last three fiscal years and selected balance sheet data as of September 30, 1999 and 2000. You should read these tables and the discussion that follows in conjunction with our statements of cash flows and balance sheets contained in "Item 8. Financial Statements and Supplementary Data."

                                                    Summary of Cash Flows
                                                      Fiscal Years Ended
                                                        September 30,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
                                                    (Dollars in thousands)
Net cash provided by operating activities before
 changes in operating assets and liabilities....  $ 36,088  $ 30,871  $ 20,491
Changes in operating assets and liabilities.....     2,736    (7,693)       66
                                                  --------  --------  --------
Net cash provided by operating activities.......    38,824    23,178    20,557
Net cash used for investing activities..........   (13,287)  (12,724)  (57,763)
Net cash provided by (used for) financing
 activities.....................................     2,343   (22,545)   28,030
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................  $ 27,880  $(12,091) $ (9,176)
                                                  ========  ========  ========

                                                                 Balance Sheet
                                                                Data September
                                                                      30,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
                                                                  (Dollars in
                                                                  thousands)
Cash and cash equivalents...................................... $21,351 $12,175
Working capital (deficit)......................................   6,487 (28,403)
Working capital, excluding deferred revenue....................  35,486   7,578

   We have funded our operations and capital expenditures primarily with cash generated from operating activities supplemented in fiscal 2000 by borrowings of $40.0 million under our new bank credit facility to finance the acquisition of Pivotpoint. The changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of changes in working capital. Changes in working capital, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

   During fiscal 1998, growth in earnings was primarily responsible for the increase in net cash provided by operating activities. Changes in operating assets and liabilities also had a positive effect on cash flows for those years. Specifically, in fiscal 1998, the following changes in operating assets and liabilities had a positive effect on operating cash flows:

  . a $6.0 million increase in deferred revenue due to growth in periodic license fees; and

  . a $3.3 million increase in accrued expenses and other current liabilities due to increases in income taxes, sales taxes and employee bonuses payable.

Those increases were offset partially by a $6.1 million increase in accounts receivable principally resulting from the continued growth in revenue.

   In fiscal 1999, a 29.5% decrease in net income contributed to a 14.5% decrease in net cash provided by operating activities before changes in operating assets and liabilities. Working capital changes in fiscal 1999 further reduced net cash flows provided by operating activities, including:

  . a $5.3 million increase in prepaid expenses and other current assets due to prepayments of product royalties, advances to affiliates, and accrued interest receivable related to income tax refunds;

  . a $4.0 million decrease in accounts payable and accrued expenses and other current liabilities due to decreases in affiliate commissions and product royalties because of the decrease in license revenue; and

  . a $2.1 million decrease in deferred revenue due to decreases in multi-year license agreements and deferred initial license fees.

Those changes were offset by a $3.7 million decrease in accounts receivable due to improvements in our collection efforts and write-offs of uncollectible accounts receivable.

   In fiscal 2000, the net loss significantly contributed to the decrease in net cash provided by operating activities before changes in operating assets and liabilities. The net loss was primarily the result of write-offs for restructuring and acquisition costs and special costs, which totaled $18.2 million before income taxes. In fiscal 2000, the following changes in operating assets and liabilities affected operating cash flows:

  . a $3.8 million increase in deferred revenue related to our expanded customer base;

  . a $3.0 million increase in accounts receivable as a result of an increase in total revenue; and

  . a $1.0 million decrease in accrued expenses and other current liabilities

   In January 2000, we purchased the stock of Pivotpoint, Inc. for $47.1 million, including transaction costs of $2.0 million and net of cash acquired of $2.9 million. We also assumed long-term debt of $2.7 million. To finance this acquisition, we borrowed $40.0 million under the term loan portion of our new bank credit facility. We also used $13.1 million of our operating cash to pay for the acquisition and related transaction costs, including $1.4 million of debt issue costs.

   We have pledged substantially all of our assets in the United States as collateral for our obligations under the bank credit facility. Additionally, all of our domestic subsidiaries have guaranteed the repayment of our obligations under the bank credit facility, and we have pledged a majority of the capital stock of our foreign subsidiaries to the lenders.

   The bank credit facility as amended contains covenants that, among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

  .  incurrence of indebtedness, liens and capital leases;

  .  payment of dividends on our capital stock;

  .  redemption or repurchase of our capital stock;

  .  investments and acquisitions;

  .  mergers and consolidations; and

  . disposition of our properties or assets outside the course of ordinary business.

   The term loan requires quarterly principal repayments in various amounts and matures on December 31, 2002. During fiscal 2000, we repaid $13.7 million of long-term debt, including $11.0 million under the term loan and $2.7 million of debt assumed in the acquisition of Pivotpoint.

   The interest rate on the term loan portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. The interest rate is generally adjusted quarterly based on either our lender's base rate or LIBOR plus a predetermined margin. At September 30, 2000, the interest rate on our term loan, including the lender's margin, was 9.9%. The bank credit facility required us to enter into an interest rate protection arrangement. Accordingly, we entered into an interest rate swap with a bank which limits our exposure on a significant portion of our term loan. Our fiscal 2000 weighted average interest rate was 9.9%.

   In October 2000, we amended the terms of the bank credit facility and we repaid an additional $2.0 million of the term loan. We have never borrowed any funds under the revolving credit portion of any bank credit facility, and in connection with the October 2000 amendment of the bank credit facility, the revolving credit portion was suspended pending future reinstatement based upon mutually acceptable terms. At such time, if any, that the revolving credit portion is reinstated, we would be able to borrow up to $10.0 million under the revolving credit loan, subject to certain limitations. Any such borrowings would mature on January 12, 2004. We pay a quarterly commitment fee for unused portions of the revolving credit facility.

   In fiscal 1998, fiscal 1999 and fiscal 2000, we used cash for investing activities related to computer software development, translation of our computer software products and purchases of property and equipment. Also, we spent $3.0 million, $3.4 million and $664,000, respectively, in those years to acquire rights to complementary computer software to be integrated with our product offerings.

   In fiscal 1998, fiscal 1999 and fiscal 2000, we received proceeds from stock options exercised and employee stock purchases of $3.6 million, $1.7 million, and $3.1 million, respectively. In fiscal 1998, we purchased 128,600 shares of common stock for $1.3 million. In fiscal 1999, we purchased 2,954,000 shares of common stock for $24.3 million and retired the 128,600 shares that were acquired in fiscal 1998.

   At September 30, 2000, we had federal net operating loss carryforwards of $19.6 million and research and experimentation and other credit carryforwards of $3.9 million. Approximately $17.2 million of the net operating loss carryforward resulted from the acquisition of the Pivotpoint business. The net operating losses and tax credits at September 30, 2000 expire between 2001 and 2020. The utilization of a significant portion of the net operating losses and tax credits is limited on an annual basis due to various changes in ownership of both MAPICS and Pivotpoint. We do not believe that these limitations will significantly impact our ability to utilize the net operating losses and tax credits before they expire. These income tax attributes enabled us to reduce cash paid for income taxes in fiscal 1998, fiscal 1999 and fiscal 2000, and we believe they will continue to result in cash savings in future periods as we use them to offset income taxes payable. We have recorded the net deferred tax assets at the amount we believe is more likely than not to be realized.

   We do not have any current plans or commitments for any significant capital expenditures.

   We believe that cash and cash equivalents on hand as of September 30, 2000, together with cash flows from operations, will be sufficient to maintain our operations for at least the next 12 months.

Inflation

   To date, we believe inflation has not had a material impact on our operations.

Recently Issued Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including some derivative instruments which are embedded in other contracts, and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure the instruments at fair value. On October 1, 2000, we adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." We do not expect the adoption of SFAS No. 133 to have a material effect on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission, or SEC, issued SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, which is effective no later than the fourth fiscal quarter of our fiscal year ending September 30, 2001. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Additionally, the SEC recently issued a Frequently Asked Questions memorandum providing further guidance on SAB No. 101. Although we do not currently expect the adoption of SAB No. 101 to have a material impact on our licensing practices, financial position or results of operations, we are still assessing the possible effects of SAB No. 101. Furthermore, additional guidance pertaining to revenue recognition could result in unexpected modifications to our current revenue recognition practices, which could materially adversely impact our past or future revenue, results of operations and financial condition.

   In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." This Interpretation provides guidance for certain issues that arise in the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of this Interpretation became effective on July 1, 2000. The adoption of Interpretation No. 44 did not have a significant impact on our financial position or results of operations.

                     FACTORS AFFECTING FUTURE PERFORMANCE

Various factors outside our control may affect our operating results and cause fluctuations in our quarterly results.

   Our future success depends on a number of factors, many of which are unpredictable and beyond our control. Moreover, many of these factors are likely to cause our operating results, cash flows and liquidity to fluctuate significantly from quarter to quarter in the future. These factors include, among others:

  . the size and timing of our license transactions because our license revenue in any quarter depends substantially on the number and size of orders booked and shipped to customers in that quarter;

  . the proportion of our revenue attributable to fees for licenses versus fees for services;

  . the proportion of products we license that are developed by us versus those developed solely by a third party or by us in collaboration with a third party;

  . how much money we must spend to improve our business and expand our operations;

  .  changes in the level of our operating expenses;

  . delays in the purchase of our products and services by our customers due to their capital expenditure limitations and the time they often require to authorize purchases of our products and services;

  .  the demand for our products and services;

  . whether customers accept the new and enhanced products and services we offer;

  . how quickly we are able to develop new products and services that our customers require;

  . whether and how quickly alternative technologies, products and services introduced by our competitors gain market acceptance;

  . the timing of the introduction of new or enhanced products offered by our competitors or us;

  . the ability of our affiliates to sell products or service additional sales;

  .  the competitive conditions in our industry;

  .  whether we and our affiliates are able to hire and retain our personnel;

  . prevailing conditions in the EEA marketplace and other general economic and political factors.

   Due to one or more of these factors, our operating results could fail to meet the expectations of securities analysts or investors. If that happens, the price of our common stock could decline materially.

The market for business software in the mid-sized manufacturing industry is highly competitive.

   The market for business software in the mid-sized manufacturing industry is highly competitive and changes rapidly. The market activities of industry participants, such as new product introductions, frequently result in increased competition. Our competitors offer a variety of products that address this and similar markets. We primarily compete with a large number of independent software vendors, including:

  .  ADEXA, Inc.

  .  Computer Associates, Inc.;

  .  Datastream Systems, Inc.;

  .  Geac Computer Corporation Limited;

  .  Industrial & Financial Systems, AB;

  .  Intentia AB;

  .  i2 Technologies;

  .  J.D. Edwards & Company, Inc.;

  .  QAD, Inc.;

  .  SAP AG;

  .  Symix Systems Inc.; and

  .  SynQuest, Inc.

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

   We expect to face additional competition as other established and emerging companies enter the market for business software and as new products and technologies are introduced. In addition, current and potential competitors may make acquisitions or establish alliances among themselves or with others. These acquisitions or alliances could increase the ability of competitors' products to address the needs of our current or prospective customers. As a result, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain a significant share of the EEA market. For us, this could result in fee reductions, the loss of current or prospective customers, fewer customer orders, and reduced revenue. In addition, we principally rely on our network of affiliates for the implementation of our products. If the affiliates fail to maintain sufficiently high quality standards, our reputation and competitive position could weaken. Any or all of these events could materially and adversely affect our business, financial condition and results of operations.

We are subject to risks resulting from rapid technological change and evolving industry standards.

   The market for our enterprise software products is constantly changing. These changes include, among others:

  . rapid technological advances, including those that make use of the Internet;

  . evolving industry standards in computer hardware and software technology;

  .  changes in customer requirements; and

  .  frequent new product introductions and enhancements.

   Our future success depends upon our ability to continue to enhance our products, as well as our ability to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, we must anticipate and respond adequately to advances in the functionality of standard business applications software and Internet technology to deploy these systems. Our business, financial condition and results of operations could be materially and adversely affected if we are unable to develop and market new products and product enhancements that achieve market acceptance on a timely and cost-effective basis.

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

   Our revenue occur predominantly in the third month of each quarter and tend to be concentrated in the latter half of that third month. As a result, our quarterly operating results are difficult to predict. Delays in product delivery or in closings of sales near the end of a quarter could cause our quarterly revenue to fall substantially short of the levels we anticipate. Moreover, we establish our spending levels based on our expected future operating results. If results of operations are less than we anticipate, we may not be able to reduce spending levels proportionately. As a consequence, our operating results, cash flows and liquidity will likely be adversely affected. These and other factors are likely to continue to affect our results of operations.

   Due to these factors, our operating results could fail to meet the expectations of securities analysts or investors. If that happens, the price of our common stock could decline materially.

If our operating performance does not support our cash flow requirements, we may breach our bank credit facility.

   Our bank credit facility has a number of financial and operating performance covenants that we have had to amend and that we will have to satisfy for the remainder of the bank credit facility. Our ability to satisfy those covenants and to service debt that we incur under our bank credit facility depends principally upon our ability to achieve positive operating performance and to successfully manage our working capital in order to support our cash flow requirements. If our quarterly operating performance falls substantially below our expectations or if we are not able to effectively manage our collection efforts or cash expenditures in a given quarter, we may not be able to fully support our cash flow requirements. In that case, we may be unable to fully satisfy the financial and operating performance covenants of the bank credit facility or to meet our debt service obligations, thereby breaching the terms of the bank credit facility. We have secured our obligations under the bank credit facility by pledging substantially all of our assets in the United States as collateral. Additionally, all of our domestic subsidiaries have guaranteed the repayment of our obligations under the bank credit facility, and we have pledged a majority of the capital stock of our foreign subsidiaries to the lenders. Any breach of our covenants or inability to satisfy our debt service requirements could result in a default under our bank credit facility and an acceleration of payment of all outstanding debt owed, which could materially and adversely effect our business.

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

   On January 12, 2000, we acquired Pivotpoint, Inc. which offers EEA solutions that can operate on multiple platforms. This acquisition and other acquisitions that we may undertake in the future involve a number of risks. Some of these risks are that:

  . technologies, products or businesses that we acquire may not perform as expected;

  . technologies, products or businesses that we acquire may not achieve levels of revenue, profitability or productivity comparable to our existing technologies, products and operations;

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

   Many of our applications were developed by our solution partners, and we expect to continue to rely on solution partners for the development of additional applications. Generally, solution partners continue to own the rights to, and maintain, the technology underlying the applications but license the technology to us. Under a license agreement with a solution partner, we ordinarily are obligated to pay a royalty to the solution partner for sales of the applications developed by the solution partner. We may also develop alliances where we jointly market products offered by third parties. If we fail to pay the required royalty when due or otherwise breach the agreements, the solution partner may terminate the agreement. The unwillingness of a solution partner to renew its agreement or the termination of an agreement with a solution partner could adversely affect our business, financial condition and results of operations.

   Our success depends in part on our continued ability to license applications from solution partners. However, solution partners may not be available to develop or support applications for us in the future. Even if available, solution partners may not complete applications for us on a timely basis and within acceptable guidelines. Accordingly, we cannot assure that we will be able make available applications from solution partners that are acceptable in the market or at all.

   A solution partner may also have or develop a relationship with our existing or prospective customers or affiliates. The solution partner may use this relationship to become a competitor of ours. If a solution partner is already a competitor, it may use this relationship to enhance its competitive position. The solution partner could, as a competitor or otherwise, cause us to lose existing or prospective customers. The occurrence of any of the events described above could materially and adversely affect our business, financial condition and results of operations.

We may not be successful in protecting our proprietary rights or in avoiding claims that we infringe the proprietary rights of others.

   Our success depends heavily upon the protection of our proprietary software. We rely on a combination of copyright, trademark and trade secret laws and license and non-disclosure agreements to establish and protect our proprietary rights in our products and information. To further protect these rights, we 1) enter into confidentiality and/or license agreements with our employees, distributors, contractors, customers and potential customers and 2) limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, an unauthorized person could copy or reverse-engineer some portions of our products or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, we cannot assure you that our steps to protect our software will be adequate. Moreover, our competitors may independently develop software products that are substantially equivalent or superior to our software products.

   We may receive notices claiming that we are infringing the proprietary rights of others. Third parties could also institute legal proceedings against us claiming that our current or future products infringe their proprietary rights. Alternatively, we may make claims or initiate litigation against others for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any claims against us, with or without merit, or claims by us against others could be time consuming and expensive to defend, prosecute or resolve. In addition, these claims could cause product shipment delays or force us to enter into royalty or license agreements rather than dispute the merits of the claims. Moreover, an adverse outcome in litigation or a similar adversarial proceedings could 1) subject us to significant liabilities to others, 2) require us to allocate significant resources to develop non-infringing technology; 3) require disputed rights to be licensed from others, or 4) prohibit us from using specific marketing materials or products. If we are required to license proprietary rights from others or wish to do so, we cannot assure you that the necessary licenses will be available on terms that are acceptable to us, or at all. One or more of these events could materially and adversely affect our business, financial condition and results of operations.

Our stock price will fluctuate, and could fluctuate significantly.

   The market price of our common stock has fluctuated significantly in the past and will likely continue to fluctuate in the future. Various factors and events have caused this fluctuation and are likely to cause the fluctuations to continue. These factors include, among others:

  .  quarterly variation in our actual or anticipated operating results;

  .  the depth and liquidity of the trading market for our common stock;

  .  the growth rate of our revenue;

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

   Our business depends substantially upon the capital expenditures of manufacturers. In turn, these expenditures depend in part upon the demand for these manufacturers' products. A recession or other adverse event affecting the worldwide manufacturing industry could cause manufacturers in our target market to reduce or postpone capital expenditures for business information systems. This change in the amount or timing of capital expenditures by manufacturers could materially and adversely affect our business, financial condition and results of operations.

We are subject to the risk of product liability claims.

   Our products are generally used to manage data critical to large organizations. These organizations also share this critical data with others in their value chain using the Internet or other networks. There are many security risks inherent with making data available over a network and in sharing data with third parties, and our products are not designed to safeguard against all such risks. We occasionally deliver implementation services to our customers. As a result, our development, sale, implementation service and support of products may entail the risk of product liability claims. Our license and service agreements with customers typically contain provisions designed to limit our exposure to potential product liability claims. However, these provisions may not be effective under the laws of all jurisdictions. In addition, our liability insurance may not be sufficient in scope or amount to cover all claims if our contractual limitations on liability are ineffective. A successful product liability claim brought against us could materially and adversely affect our business, financial condition and results of operations. In addition, defending such a suit, regardless of its merits, could require us to incur substantial expense and require the time and attention of key management personnel. This could also materially and adversely affect our business, financial condition and results of operations.

We depend on the availability of skilled personnel and our ability to attract and retain qualified personnel.

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

   Competition for qualified personnel is intense and is likely to intensify in the future. We compete for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than ours. We have at times experienced and continue to experience difficulty recruiting and retaining qualified personnel. Our business, financial condition and results of operations could be materially adversely affected if we are unable to hire qualified personnel or if we are unable to retain qualified personnel in the future.

We depend on IBM's eServer iSeries 400 series of computers for a significant portion of our revenue.

   We continue to depend on the market for software products on the IBM eServer iSeries 400 platform. Most of the revenue for fiscal 2000 and substantially all of our revenue for fiscal 1999 was derived from the licensing of our software product and related services for this platform. We will continue to offer enhanced software products for this market, but there is no guarantee that our existing or prospective customers will buy or support these products. The eServer iSeries 400 market is expected to grow at a minimal rate, and there can be no assurance that it will grow at all in the future. Our future growth depends, in part, on our ability to gain market share. There can be no assurance that we can maintain or increase our relative share of this market.

We depend on a network of independent local companies to sell and support our products.

   We market, sell and provide professional services for our products primarily through a global network of more than 70 independent local affiliates. We also maintain a limited direct sales force. We rely on our affiliates for sales, product implementation, customization and, outside of North America, certain customer support services that are provided in conjunction with us. If we are unable to maintain effective long-term relationships with our affiliates, or if our affiliates fail to meet our customers' needs, our business, financial condition and results of operations would be adversely affected.

   From time to time some of our competitors have established, and may continue to seek to establish, a comparable distribution channel, in part by attempting to attract our affiliates. Our agreements with affiliates are generally of short duration and can be terminated by an affiliate in some instances. If the affiliates reduce or discontinue their relationships with us or their support of our products, our business, financial condition and results of operations would be adversely affected.

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

   Our business has grown significantly in the last five years. This growth has strained, and may continue to strain, our management and systems. Our future operating results depend in part on the ability of our officers and other key employees to continue to implement and improve our operational and financial controls, to expand, train and manage our employees effectively, to manage the integration of acquired businesses, and to successfully develop new products and enhancements to existing products. Our growth also depends upon our ability to retain and attract new affiliates, and our affiliates' ability to grow, to manage their growth and to implement our products in response to the projected demands of our customers. We cannot assure you that we or our affiliates will be able to successfully market and sell our new products or that either we or our affiliates will be able to successfully manage any future expansion. Our business, financial condition and results of operations would be materially and adversely affected if we or our affiliates are unable to effectively manage our growth.

Our international operations subject us to a number of risks.

   A substantial portion of our business comes from outside the United States. We believe that our continued growth and profitability will require expansion of our sales in international markets. To expand international sales successfully, we have invested, and will continue to invest, substantial resources to 1) establish new foreign operations, 2) improve existing or establish new affiliate relationships, and 3) hire additional personnel. International expansion of our operations has required, and will continue to require, us to localize our applications and translate them into foreign languages. If we cannot expand our international operations or localize and translate our applications in a timely and accurate manner, our operating results could be adversely affected. In addition, even if we successfully expand our international operations, we cannot assure you that we will be able to maintain or increase our international market presence or demand for our products.

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

  .  difficulty in collecting or the inability to collect fees;

  .  longer accounts receivable payment collection cycles in some countries;

  . burdens of complying with a wide variety of foreign laws and regulations;

  .  management of an organization spread over various countries;

  .  unexpected changes in regulatory requirements;

  .  overlap of different tax structures; and

  . the lack of effective copyright, trademark and trade secret protection in some countries where we sell our products.

   Any or all of these risks could materially and adversely affect our business, financial condition and results of operations.

   As a result of the continued expansion of our international operations, fluctuations in the value of foreign currencies in which we conduct our business may cause us to experience currency transaction gains and losses. Because of the number of foreign currencies involved, our constantly changing currency exposure and the volatility of currency exchange rates, we cannot predict the effects of exchange rate fluctuations on our future operating results. These currency risks could materially and adversely affect our business, financial condition and results of operations.

The conversion to a single European currency may adversely affect us.

   On January 1, 1999, 11 of the 15 member countries of the European Union adopted the euro as their common legal currency. In 2002, each of these participating countries will adopt the euro as their single currency. Although we believe the conversion has not had a substantial effect on our European operations in fiscal 2000, we are unsure of the potential impact that the conversion will have on our business as the number of transactions conducted in the euro increases. The conversion may involve a number of risks for us, including:

  . increased costs of conducting business during this transition period in which our operations and those of others will be conducted in either existing or "legacy" currencies as well as the euro;

  . increased risks of conducting business in multiple currencies resulting from, among other things, changes in currency exchange cost, and the impact of this risk on currency swaps;

  . difficulty for us and others in the performance of contracts requiring payments in legacy currencies;

  . third parties, like our suppliers and service providers, may be unable to operate using the euro and may have difficulty reporting transactions during the euro conversion;

  . increased competition resulting from greater access of competitors to European markets and the consolidation of competitors' operations to pursue economies of scale by treating Europe as a single market;

  . the participating countries' pursuit of a single monetary policy through a central European bank;

  . the impact that salaries paid in euros will have on our international employees who prefer local currencies;

  . possible decreases of the selling prices of our software to the lowest euro level when customers compare prices based on the euro;

  . uncertainty as to whether foreign countries will require restatement of the share capital of their foreign affiliates;

  . Release 5 of XA, which is designed to enable companies to process financial transactions in the euro and the local national currencies, may not satisfactorily address all conversion issues, and the costs to resolve any resulting conversion related errors could be significant; and

  . if we are required to process a significant amount of financial transactions in the euro before we are able to implement Release 5 of XA for our internal use, or if subsequently Release 5 of XA does not allow us to satisfactorily process financial transactions in the euro, we may incur significant unforeseen costs or experience signficient disruption to our business.

   Any or all of these risks could materially and adversely affect our business, financial condition and results of operations.

We have adopted measures that have anti-takeover effects and could limit the price of our stock.

   Georgia law and our articles of incorporation, bylaws and shareholder rights plan contain provisions that may 1) make it more difficult for a third party to acquire us, 2) discourage acquisition bids for us, 3) discourage changes in our management; and 4) limit the price that investors are willing to pay for shares of our common stock. The most significant of these provisions are described below.

 Provisions of Georgia law have anti-takeover effects.

   Georgia law prohibits us from entering into some business combination transactions with any person for a period of five years from the date the person becomes an "interested shareholder," unless specific requirements are satisfied. Generally, an "interested shareholder" is any person that owns at least 10% of our outstanding voting stock, other than us and our subsidiaries. Georgia law also requires that each of these transactions:

  .  meets specific fair price criteria and other tests; or

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

   We have adopted a shareholder rights plan under which we have distributed to our shareholders rights to purchase shares of our Series F junior participating preferred stock. If specific triggering events occur, the holders of the rights will be able to purchase shares of our common stock at a price substantially discounted from the then applicable market price of our common stock. The shareholder rights plan could increase a potential acquirer's costs of effecting a merger with us or a tender offer for our outstanding securities that is not approved by our board of directors. These increased costs could prevent or discourage such a transaction, even though our shareholders might want to vote in favor of the merger or participate in the tender offer.

Shares of our outstanding stock are currently eligible for future sale, and some holders of our securities have registration rights.

   Sales of a substantial number of shares of our common stock, or the prospect of these sales, could adversely affect the market price of our common stock. These sales or the prospect of these sales could also impair our ability to raise needed funds in the capital markets at a time and price favorable to us. As of December 1, 2000, we had a total of 18,160,899 shares of common stock outstanding, most of which are freely tradable without restriction under the Securities Act of 1933, as amended. The remaining outstanding shares will be eligible for sale in the public market at various times pursuant to Rule 144 under the Securities Act.

   As of December 1, 2000, we had options outstanding under our stock option plans for the purchase of a total of 4,719,971 shares of common stock at a weighted average exercise price of $11.20 per share. We have reserved an additional 956,264 shares of common stock that we may issue upon the exercise of options granted in the future under these plans. We have also reserved 500,000 shares of common stock that we may issue under our employee stock purchase plan. We have in effect a registration statement under the Securities Act covering our issuance of shares upon the exercise of these outstanding options and our issuance of shares under our employee stock purchase plan. All of these shares will be freely tradable in the public market, except for shares held by our directors, officers and principal shareholders, which will be eligible for public sale at various times pursuant to Rule 144.

   We have in effect a registration statement under the Securities Act covering the sale of 526,309 shares of common stock that we will issue upon the exercise of warrants. These warrants are exercisable at a price of $6.50 per share. In addition, entities affiliated with General Atlantic Partners, LLC have "demand" and "piggyback" registration rights for (1) 1,000,000 shares of common stock that are issuable upon the exercise of warrants that are exercisable at a price of $11.53 per share, (2) 1,499,990 shares of common stock that are issuable upon the conversion of our convertible preferred stock and (3) 1,500,010 shares of outstanding common stock. The demand registration rights permit the holders of these securities to require us to register the sale of this common stock under the Securities Act. The piggyback registration rights permit the holders of these securities to participate in any registration of our common stock under the Securities Act. Another of our shareholders also has piggyback registration rights for 250,000 shares of common stock that we will issue upon the conversion of our convertible preferred stock. If these holders require us to include their shares in a registration that we initiate, it could adversely affect our ability to raise needed capital in the public market at a favorable time and price.

   The 1,749,990 shares of common stock underlying our convertible preferred stock and the 1,500,010 shares of common stock held directly by entities affiliated with General Atlantic Partners currently are eligible for sale in the public market subject to the conditions of Rule 144. In addition, the 1,000,000 shares of common stock underlying the warrants held by entities affiliated with General Atlantic Partners will be eligible for sale in the public market at any future time or times permitted by Rule 144.

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

We cannot predict every event and circumstance which may impact our business and, therefore, the risks and uncertainties discussed above may not be the only ones you should consider.

   The risks and uncertainties discussed above are in addition to those that apply to most businesses generally. In addition, as we continue to grow our business, we may encounter other risks of which we are not aware at this time. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

 Foreign Currency Exchange Rate Sensitivity

   Our foreign operations, primarily those in Western Europe, involve financial transactions that are denominated in foreign currencies. From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. In fiscal 1999 and 2000, we incurred net foreign currency transaction losses of $561,000 and $926,000, respectively, mostly due to transactions within EMEA. We did not have any open forward exchange contracts or options at September 30, 1999 or 2000. As our foreign operations increase, our business, financial condition and results of operations could be adversely affected by future changes in foreign currency exchange rates. For further information see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Our international operations subject us to a number of risks."

 Interest Rate Sensitivity

   The table below presents information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates at September 30, 2000, including our long-term debt obligation and our interest rate swap arrangement. For our long-term debt obligation, the table presents principal cash flows and related weighted average interest rates by expected maturity dates based on the scheduled principal payments. For our interest rate swap arrangement, the table presents average notional principal amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swap arrangement. Weighted average variable rates are based on implied forward rates in the Eurodollar futures curve for three-month LIBOR at the reporting date.

                                Fiscal Year of Maturity
                               ---------------------------
                                 2001      2002     2003     Total  Fair Value
                               --------  --------  -------  ------- ----------
                                          (Dollars in thousands)
         Liabilities
         -----------
Long-term debt................ $ 10,338  $ 12,309  $ 6,353  $29,000  $29,000
Average variable interest
 rate.........................     6.36%     6.46%    6.56%      --

      Interest Rate Swap
      ------------------
Average notional principal
 amount....................... $ 12,588  $  8,750       --       --  $    69
Fixed pay interest rate.......      7.0%      7.0%      --       --
Average receive variable
 interest rate................     6.36%     6.46%      --       --

   We believe that the fair value of our long-term debt is equal to its book value because our long-term debt is with a bank and not publicly-traded, and because the underlying variable interest rate is adjusted every three months.

Item 8. Financial Statements and Supplementary Data

   The following is a list of our consolidated financial statements and supplemental financial information appearing in this Item 8:

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................  39
Consolidated Balance Sheets as of September 30, 1999 and 2000............  40
Consolidated Statements of Operations for the years ended September 30,
 1998, 1999 and 2000.....................................................  41
Consolidated Statements of Shareholders' Equity for the years ended
 September 30, 1998,
 1999 and 2000...........................................................  42
Consolidated Statements of Cash Flows for the years ended September 30,
 1998, 1999 and 2000.....................................................  43
Notes to Consolidated Financial Statements...............................  44
Supplemental Financial Information.......................................  68

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of MAPICS, Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of MAPICS, Inc. and Subsidiaries at September 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP

Atlanta, Georgia
October 27, 2000

                         MAPICS, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                             September 30,
                                                           -------------------
                                                             1999       2000
                                                           ---------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents............................... $  21,351  $ 12,175
  Accounts receivable, net of allowances of $1,781 in 1999
   and $2,523 in 2000.....................................    30,804    35,220
  Prepaid expenses and other current assets...............     9,860     5,752
  Deferred income taxes, net..............................     1,452     1,700
                                                           ---------  --------
    Total current assets..................................    63,467    54,847
  Property and equipment, net.............................     6,019     6,073
  Computer software costs, net............................    19,902    19,646
  Goodwill and other intangible assets, net...............     3,776    45,164
  Non-current deferred income taxes, net..................     2,230     9,634
  Other non-current assets, net...........................        --     1,575
                                                           ---------  --------
    Total assets.......................................... $  95,394  $136,939
                                                           =========  ========


           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Current portion of long-term debt....................... $      --  $ 10,338
  Accounts payable........................................     6,455     8,248
  Accrued expenses and other current liabilities..........    21,526    28,683
  Deferred revenue........................................    28,999    35,981
                                                           ---------  --------
    Total current liabilities.............................    56,980    83,250
  Long-term debt..........................................        --    18,662
  Other non-current liabilities...........................       155     2,583
                                                           ---------  --------
    Total liabilities.....................................    57,135   104,495
                                                           ---------  --------
Commitments and contingencies


Shareholders' equity
  Preferred stock, $1.00 par value; 1,000 shares
   authorized
   Series D convertible preferred stock, 125 shares issued
    and outstanding (liquidation preference of $9,419) in
    1999 and 2000.........................................       125       125
   Series E convertible preferred stock; 50 shares issued
    and outstanding (liquidation preference of $3,768) in
    1999 and 2000.........................................        50        50
   Common stock, $0.01 par value; 90,000 shares
    authorized, 20,370 shares issued and 17,592 shares
    outstanding in 1999; 20,370 issued and 18,092 shares
    outstanding in 2000...................................       204       204
  Additional paid-in capital..............................    61,899    63,608
  Accumulated deficit.....................................    (1,667)  (13,758)
  Restricted stock compensation...........................        --      (704)
  Treasury stock-at cost, 2,778 shares in 1999 and 2,278
   shares in 2000.........................................   (22,352)  (17,081)
                                                           ---------  --------
    Total shareholders' equity............................    38,259    32,444
                                                           ---------  --------
    Total liabilities and shareholders' equity............ $  95,394  $136,939
                                                           =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                  Years Ended September 30,
                                                 -----------------------------
                                                   1998      1999      2000
                                                 --------  --------  ---------
Revenue:
  License....................................... $ 79,189  $ 71,195  $  62,672
  Services......................................   50,552    63,523     77,690
                                                 --------  --------  ---------
    Total revenue...............................  129,741   134,718    140,362
                                                 --------  --------  ---------
Operating expenses:
  Cost of license revenue.......................   13,108    13,689     15,551
  Cost of services revenue......................   14,873    19,012     31,176
  Selling and marketing.........................   48,111    51,601     50,082
  Product development...........................   15,073    18,083     16,375
  General and administrative....................    8,884    12,673     19,232
  Amortization of goodwill......................       --        --      6,959
  Restructuring and acquisition costs...........       --        --     13,278
                                                 --------  --------  ---------
    Total operating expenses....................  100,049   115,058    152,653
                                                 --------  --------  ---------
Income (loss) from operations...................   29,692    19,660    (12,291)
Other:
  Interest income...............................      816     1,887      1,032
  Interest expense..............................      (56)      (86)    (2,917)
                                                 --------  --------  ---------
Income (loss) before income tax expense
 (benefit)......................................   30,452    21,461    (14,176)
Income tax expense (benefit)....................   11,724     8,262     (2,451)
                                                 --------  --------  ---------
Net income (loss)............................... $ 18,728  $ 13,199  $ (11,725)
                                                 ========  ========  =========
  Net income (loss) per common share (basic).... $   1.01  $   0.70  $  ( 0.66)
                                                 ========  ========  =========
  Net income (loss) per common share (diluted).. $   0.81  $   0.62  $   (0.66)
                                                 ========  ========  =========
  Weighted average number of common shares
   outstanding (basic)..........................   18,579    18,943     17,896
                                                 ========  ========  =========
  Weighted average number of common shares and
   common equivalent shares outstanding
   (diluted)....................................   23,100    21,444     17,896
                                                 ========  ========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                   Series D and E
                    Convertible                                   Retained
                  Preferred Stock    Common Stock    Additional   Earnings    Restricted  Treasury Stock        Total
                  ---------------- -----------------  Paid-In   (Accumulated    Stock     ----------------  Shareholders'
                  Shares Par Value Shares  Par Value  Capital     Deficit)   Compensation Shares    Cost       Equity
                  ------ --------- ------  --------- ---------- ------------ ------------ ------  --------  -------------
Balance as of
 September 30,
 1997............   325    $ 325   18,499    $185     $56,887     $(32,690)                                   $ 24,707
 Stock options
  exercised......                     359       4       3,287                                                    3,291
 Employee stock
  purchases......                      31      --         333                                                      333
 Stock and
  options issued
  to non-
  employees......                       2      --          29                                                       29
 Tax benefit
  associated with
  exercise of
  stock options
  and stock
  awards.........                                         903                                                      903
 Compensation
  payable in
  common stock...                                         231                                                      231
 Treasury stock
  acquired.......                                                                           129   $ (1,281)     (1,281)
 Net income......                                                   18,728                                      18,728
                   ----    -----   ------    ----     -------     --------                -----   --------    --------
Balance as of
 September 30,
 1998............   325      325   18,891     189      61,670      (13,962)                 129     (1,281)     46,941
 Conversion of
  preferred
  stock..........  (150)    (150)   1,500      15         135                                                       --
 Stock options
  exercised......                      91       1         960         (103)                 (39)       422       1,280
 Employee stock
  purchases......                      17      --         240          (51)                 (22)       252         441
 Stock and
  options issued
  to non-
  employees......                      --      --         138           (3)                  (1)        11         146
 Tax benefit
  associated with
  exercise of
  stock options
  and stock
  awards.........                                         267                                                      267
 Compensation
  payable in
  common stock...                                        (231)        (747)                (114)     1,229         251
 Treasury stock
  acquired.......                                                                         2,954    (24,266)    (24,266)
 Retirement of
  treasury
  stock..........                    (129)     (1)     (1,280)                             (129)     1,281          --
 Net income......                                                   13,199                                      13,199
                   ----    -----   ------    ----     -------     --------                -----   --------    --------
Balance as of
 September 30,
 1999............   175      175   20,370     204      61,899       (1,667)               2,778    (22,352)     38,259
 Stock options
  exercised......                                         (50)        (325)                (289)     3,084       2,709
 Employee stock
  purchases......                                        (157)         (41)                 (64)       617         419
 Stock and
  options issued
  to non-
  employees......                                         243                                (4)        42         285
 Tax benefit
  associated with
  exercise of
  stock options
  and stock
  awards.........                                         581                                                      581
 Issuance of
  restricted
  stock..........                                         346                   $(845)      (53)       499          --
 Compensation
  payable in
  common stock...                                         (52)                    141        17       (104)        (15)
 Business
  acquisition
  payable in
  common stock...                                         798                             (107)      1,133       1,931
 Net loss........                                                  (11,725)                                    (11,725)
                   ----    -----   ------    ----     -------     --------      -----     -----   --------    --------
Balance as of
 September 30,
 2000............   175    $ 175   20,370    $204     $63,608     $(13,758)     $(704)    2,278   $(17,081)   $ 32,444
                   ====    =====   ======    ====     =======     ========      =====     =====   ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Years Ended September 30,
                                               -------------------------------
                                                 1998       1999       2000
                                               ---------  ---------  ---------
Cash flows from operating activities:
 Net income (loss)............................ $  18,728  $  13,199  $ (11,725)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation................................     1,852      2,426      2,934
  Amortization of computer software costs.....     7,020      7,428      6,758
  Amortization of goodwill and other
   intangible assets..........................       517        517      7,739
  Amortization of debt issue costs............        --         --        311
  Write-off of computer software costs........        --      1,439      7,919
  Write-off of prepaid expenses...............        --         --      4,116
  Royalty contract obligation.................        --         --      2,290
  Provision for bad debts.....................       570      1,387      1,214
  Deferred income taxes.......................     7,141      3,822     (1,555)
  Deferred lease obligation...................        --        155        138
  Compensation payable in common stock........       231        251        (15)
  Stock and options issued to non employees...        29        146        285
  Loss on disposal of property and equipment..        --        101         82
                                               ---------  ---------  ---------
                                                  36,088     30,871     20,491
  Changes in operating assets and liabilities:
   Accounts receivable........................    (6,085)     3,688     (3,003)
   Prepaid expenses and other current assets..    (2,017)    (5,260)       205
   Other non-current assets...................        --         --       (474)
   Accounts payable...........................     1,544     (2,044)       598
   Accrued expenses and other current
    liabilities...............................     3,322     (1,970)    (1,015)
   Deferred revenue...........................     5,972     (2,107)     3,755
                                               ---------  ---------  ---------
    Net cash provided by operating
     activities...............................    38,824     23,178     20,557
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired..........        --         --    (47,199)
  Purchases of property and equipment.........    (3,328)    (3,508)    (2,343)
  Additions to computer software costs........    (6,984)    (5,773)    (7,557)
  Purchases of computer software..............    (2,975)    (3,443)      (664)
                                               ---------  ---------  ---------
    Net cash used for investing activities....   (13,287)   (12,724)   (57,763)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from long-term debt................        --         --     40,000
  Principal repayments of long-term debt......        --         --    (13,720)
  Payment of debt issuance costs..............        --         --     (1,378)
  Proceeds from stock options exercised.......     3,291      1,280      2,709
  Proceeds from employee stock purchases......       333        441        419
  Acquisitions of treasury stock..............    (1,281)   (24,266)        --
                                               ---------  ---------  ---------
    Net cash provided by (used for) financing
     activities...............................     2,343    (22,545)    28,030
                                               ---------  ---------  ---------
  Net increase (decrease) in cash and cash
   equivalents................................    27,880    (12,091)    (9,176)
  Cash and cash equivalents at beginning of
   year.......................................     5,562     33,442     21,351
                                               ---------  ---------  ---------
  Cash and cash equivalents at end of year.... $  33,442  $  21,351  $  12,175
                                               =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

 Business

   We are a global developer of extended enterprise applications, or EEA, that focuses on manufacturing establishments in discrete and batch-process industries. We deliver collaborative e-business solutions to automate the manufacturing process, improve coordination of organizational resources and enhance interaction with supply chain partners.

   We were originally incorporated in Massachusetts in 1980 and in 1998 we reincorporated in Georgia. In January 2000, we acquired Pivotpoint, Inc. As part of that acquisition, Pivotpoint brought to us all rights to the Point.Man product offering as well as other product offerings such as Thru-Put and Maincor. Our flagship solutions now include both XA and the acquired Point.Man solution, two powerful extended enterprise applications that streamline business processes for manufacturing, customer service, engineering, supply chain planning and financials. The solutions support international and multi-site operations on a variety of platforms including the IBM eServer iSeries 400, Windows NT, UNIX and Linux. We also offer Thru-Put, a supply chain management system, and TeamWeRX, a series of e-business applications designed to enable companies to link members of their supply chain to send and receive valuable real-time information to improve business decision-making at all levels.

   Following a building block approach and recognizing the need to integrate solutions from different sources, our solutions enable our customers to leverage their existing information technology investments and adopt new technologies at a pace that best fits with their business plans.

   Our target market consists primarily of manufacturing establishments with annual sales between $20 million and $500 million. With the depth and breadth of our capabilities, we can support single and multi-site manufacturing organizations, including those with global, multi-currency requirements, as well as divisional operations within multibillion dollar manufacturing enterprises.

   Our primary sales and implementation channel is a network of independent local companies, which we refer to as affiliates, that market and sell our products worldwide and support our global installed base of customers. These affiliates provide customers with high quality and cost-effective local implementation, industry specific consulting and other professional services. Our primary geographic markets include 1) North America, 2) the Europe, Middle East and Africa region, or EMEA; and 3) the Latin America and Asia Pacific regions, or LAAP.

 Basis of Presentation

   The balance sheets as of September 30, 1999 and 2000 and the statements of operations, cash flows and shareholders' equity for each of the three years in the period ended September 30, 2000 are consolidated and consist solely of the separate financial statements of MAPICS, Inc. and our subsidiaries. The results of operations of our acquisitions have been included beginning on the date that each company became owned by MAPICS, Inc. We eliminated all significant intercompany accounts and transactions in consolidation.

   We operate on a fiscal year that ends on September 30th. References to fiscal years refer to our fiscal year ended or ending September 30th.

                         MAPICS, Inc. and Subsidiaries

2. Significant Accounting Policies

 Our Use of Estimates

   We are required to make estimates and assumptions in the preparation of our financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect 1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements; and 2) the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from estimates.

   The most significant estimates included in these financial statements are:

  .  the valuation of accounts receivable;

  . the processes used for amortizing and evaluating the net realizable value of computer software costs and other intangible assets;

  .  the allocation of the purchase price of the acquired businesses;

  .  the determination of the restructuring and acquisition costs; and

  .  the valuation of deferred income taxes.

 Cash and Cash Equivalents

   We consider all highly liquid debt instruments, primarily United States government agency obligations and commercial paper, purchased with maturities of three months or less to be cash equivalents.

 Financial Instruments and Concentrations of Credit Risk

   At September 30, 1999 and 2000, we held substantially all of our cash and cash equivalents on deposit with four financial institutions. We believe that the carrying amount of cash equivalents is a reasonable estimate of their fair value. As of September 30, 1999 and 2000, our cash and cash equivalents denominated in foreign currencies was $2,401,000 and $1,863,000, respectively.

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

                         MAPICS, Inc. and Subsidiaries

 Computer Software Costs

   We charge all costs of establishing technological feasibility of computer software products to product development expense as they are incurred. From the time of establishing technological feasibility through general release of the product, we capitalize computer software development and translation costs and report them on the balance sheet as a component of computer software costs at the lower of unamortized cost or net realizable value. Amortization of computer software costs represents recognition of the costs of some of the software products we sell, including purchased software costs, capitalized software development costs and costs incurred to translate software into various foreign languages. We begin amortizing computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis based on the greater of the amount determined using:

  . the ratio that current period gross revenue bears to the total of current and anticipated future gross revenue; or

  . the straight-line method over the estimated economic life of the product, which is generally five years for purchased software costs and software development costs and two years for software translation costs.

   Additionally, in fiscal 2000 as part of the acquisition of Pivotpoint, a portion of the purchase price was allocated to acquired technology and to in-process research and development costs. We wrote-off all of the in-process research and development costs immediately after completing the acquisition. The acquired technology is included in computer software costs and is being amortized over a five year period.

   Software is subject to rapid technological obsolescence and, as a result, future amortization periods for computer software costs could be shortened to reflect changes in technology in the future. Where future revenue is not expected to cover the related unamortized computer software costs, we either accelerate amortization or write-off the remaining unamortized amounts. In fiscal 1999, we wrote off $1.4 million of computer software development costs due to a change in our product development approach. In fiscal 2000, we wrote off $7.9 million of computer software development costs, including the $1.4 million of acquired in-process research and development costs, due to the restructuring and acquisition costs associated with the acquisition of Pivotpoint and re-evaluation of our overall product strategy.

   We include amortization of computer software costs in cost of license revenue in the statement of operations. Amortization of computer software costs was $7,020,000, $7,428,000, and $6,758,000 in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

 Goodwill and Other Intangible Assets

   Goodwill and other intangible assets resulted primarily from our acquisitions of Pivotpoint in January 2000 and of the MAPICS business in 1993. We calculate amortization of intangible assets, which is included in cost of license revenue, and amortization of goodwill, using the straight-line method over the estimated lives of the intangible assets as follows:

     Goodwill........................................................ 5-10 years
     Installed customer base and affiliate network................... 7-15 years
     Tradenames and trademarks....................................... 10 years
     Assembled workforce............................................. 5 years

                         MAPICS, Inc. and Subsidiaries

 Debt Issue Costs

   We incurred debt issue costs of $1.4 million to establish the new bank credit facility. We capitalized these costs and are recognizing them over the life of the bank credit facility.

 Long-Lived Assets

   As required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we periodically assess the recoverability of the cost of our long-lived assets and other intangible assets, including goodwill. We base this assessment on several criteria, including but not limited to sales trends, undiscounted operating cash flows and other operating factors. We reduce the carrying value of long-lived assets if the sum of expected future net cash flows is less than their carrying value. We did not make any adjustments like this during the periods presented in the financial statements.

 Foreign Currency

   The majority of our revenue and operating expenses from foreign operations are denominated in local currencies. We translate revenue and expenses of foreign operations into United States dollars at the average rates for the periods. Foreign currency transaction gains and losses and the effects of exchange rate changes on cash are immaterial for fiscal 1998. In fiscal 1999 and 2000, we incurred net foreign currency transaction losses of $561,000 and $926,000, respectively, mostly due to transactions within EMEA.

   The functional currency for most of our foreign subsidiaries is generally the local currency. We translate assets and liabilities of foreign subsidiaries into United States dollars at period-end rates of exchange. We translate revenue and expenses of foreign subsidiaries into United States dollars at the average rates for the periods. The resultant translation adjustments are immaterial for all periods presented.

 Revenue Recognition

   We generate a significant portion of our total revenue from licensing software, which is conducted principally through our global network of independent affiliates. The affiliates provide the principal channel through which we sell our products. However, the ultimate customer typically executes a license agreement directly with us rather than the affiliate. When we first license our software, we receive both an initial license fee and a periodic fee. We record initial license fees as license revenue and typically recognize revenue upon delivery of the software to the ultimate customer. The periodic fee, which is typically paid annually in advance, entitles the customer to receive annual support services, as available. For all product lines other than the XA product line, we record these optional maintenance fees as services revenue and recognize this revenue ratably over the term of the periodic agreement.

   With respect to the XA product line, the periodic fee is an annual license fee which entitles the customer to continuing use of the software. If a customer does not renew its periodic fee of the XA product line, it is no longer entitled to use our software. The annual license fee also entitles the customer to support services as available. We record this fee as services revenue ratably over the term of the service agreement.

   Under the terms of our license agreements, our customer is responsible for installation and training. The affiliates provide our customers with most of the consulting and implementation services relating to our XA products. We provide consulting and implementation services, and we provide some direct services for our acquired products. Our consultation and implementation services are not essential to the functionality of our delivered products. We also offer educational courses and training materials to our customers and affiliates. These consulting and implementation services, direct services, and education courses are included in services revenue.

                         MAPICS, Inc. and Subsidiaries

   We recognize revenue from software licensing in accordance with the guidance provided by Statement of Position, SOP, 97-2, "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, "Software Revenue Recognition, with Respect to Certain Transactions.' " We generally recognize revenue from the initial licensing of our software upon:

  (1) the signing of a license agreement between us and the ultimate customer;

  (2) delivery of the software to the customer or to a location designated by the customer;

  (3) fees being fixed and determinable; and

  (4) determination that collection of the related receivable is probable.

 Advertising Costs

   We expense advertising costs as they are incurred. Advertising expenses in fiscal 1998, fiscal 1999 and fiscal 2000 were $1,346,000, $742,000, and
$1,254,000, respectively.

 Stock-Based Compensation

   We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." As a result, we generally do not recognize compensation expense for stock options issued to our directors or our employees, except for stock options and other stock-based awards issued under specific performance plans. We record expense for all stock-based awards issued to non-employees, other than our non-employee directors.

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

 Computation and Presentation of Net Income (Loss) per Common Share

   We apply SFAS No. 128, "Earnings Per Share," which requires us to present "basic" and "diluted" net income (loss) per common share for all periods presented in the statements of operations. We compute basic net income (loss) per common share, which excludes dilution, by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if holders of our preferred stock, common stock options or common stock warrants converted or exercised their holdings into common stock that then shared in our earnings.

                         MAPICS, Inc. and Subsidiaries

   The weighted average number of common shares and common equivalent shares outstanding that we used to calculate diluted net income (loss) per share includes:

  .  the weighted average number of common shares outstanding; plus

  . the weighted average number of common equivalent shares from the assumed conversion of preferred stock and the assumed exercise of dilutive stock options and common stock warrants.

   The following table presents the calculations of basic and diluted net income (loss) per common share or common share equivalent (in thousands, except per share data):

                                                         Fiscal Years Ended
                                                           September 30,
                                                      ------------------------
                                                       1998    1999     2000
                                                      ------- ------- --------
   Basic net income (loss) per common share:
   Weighted average common shares outstanding........  18,579  18,943   17,896
                                                      ======= ======= ========
   Net income (loss)................................. $18,728 $13,199 $(11,725)
                                                      ======= ======= ========
   Basic net income (loss) per common share.......... $  1.01 $  0.70 $  (0.66)
                                                      ======= ======= ========
   Diluted net income (loss) per common share:
   Weighted average common shares outstanding........  18,579  18,943   17,896
   Common share equivalents:
     Convertible preferred stock.....................   3,250   1,955       --
     Common stock options............................     702     325       --
     Common stock warrants...........................     569     221       --
                                                      ------- ------- --------
                                                       23,100  21,444   17,896
                                                      ======= ======= ========
   Net income (loss)................................. $18,728 $13,199 $(11,725)
                                                      ======= ======= ========
   Diluted net income (loss) per common share........ $  0.81 $  0.62 $  (0.66)
                                                      ======= ======= ========

   Because their inclusion would have an antidilutive effect on net income
(loss) per common share, we excluded the average number of common share equivalents listed below from the computation of diluted net income (loss) per share for fiscal 2000:

   Common share equivalents:
     Convertible preferred stock.......................................... 1,750
     Common stock options.................................................   267
     Common stock warrants................................................   158
                                                                           -----
       Total.............................................................. 2,175
                                                                           =====

 Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income," requires us to present comprehensive income, which is net income plus all other changes in net assets from non-owner sources, and its components in the financial statements. Except for foreign currency translation adjustments, which were not material for the periods presented, there was no component of comprehensive income other than those that we included in net income (loss) in our statements of operations.

                         MAPICS, Inc. and Subsidiaries

 Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year presentation.

 Recently Issued Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board or FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including some derivative instruments which are embedded in other contracts, and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure the instruments at fair value. On October 1, 2000, we adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." We do not expect the adoption of SFAS No. 133 to have a material effect on our financial position or results of operations.

   In December 1999, the Securities and Exchange Commission issued SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, which is effective no later than the fourth fiscal quarter of our fiscal year ending September 30, 2001. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Additionally, the SEC recently issued a Frequently Asked Questions memorandum providing further guidance on SAB No. 101. Although we do not currently expect the adoption of SAB No. 101 to have a material impact on our licensing practices, financial position or results of operations, we are still assessing the possible effects of SAB No. 101. Furthermore, additional guidance pertaining to revenue recognition could result in unexpected modifications to our current revenue recognition practices which could materially adversely impact our past or future revenue, results of operations and financial condition.

   In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." This Interpretation provides guidance for certain issues that arise in the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of this Interpretation became effective on July 1, 2000. The adoption of Interpretation No. 44 did not have a significant impact on our financial position or results of operations.

3. Acquisitions

 Acquisition of Pivotpoint, Inc.

   On January 12, 2000, we acquired Pivotpoint, Inc. for $48.0 million in cash. We accounted for the acquisition as a purchase.

                         MAPICS, Inc. and Subsidiaries

   We allocated the total purchase price to the net tangible and intangible assets acquired based on our estimate of fair value at the date of the acquisition. The allocation of the total purchase price to acquired technology, in-process research and development costs, or IPR&D, and other intangible assets was based on an independent appraisal. Based on the appraisal we allocated $1.4 million to two IPR&D projects which were in the development stage at the time of the acquisition and had not yet reached technological feasibility. The projects are for the enhancement of the Point.Man product to allow our customers to extend their interaction throughout their value chain and for extending Thru-Put's capacity for multi-site planning. The projects were valued using a discounted cash flow methodology based on the estimated future earnings of the product multiplied by the estimated percentage of project completion. Information regarding acquired IPR&D at the acquisition date is as follows (in thousands):

                                                                      Estimated
                                                             IPR&D    Percentage
                                                           Allocation  Complete
                                                           ---------- ----------
   Point.Man..............................................   $  800       40%
   Thru-Put...............................................      600       50%
                                                             ------
     Total................................................   $1,400
                                                             ======

   Because the IPR&D projects had not reached technological feasibility, we expensed the $1.4 million immediately following the acquisition. Both of these projects reached technological feasibility during fiscal 2000.

   The portion of the total purchase price in excess of the amount allocated to identifiable intangible and tangible assets has been allocated as goodwill. In connection with the acquisition of Pivotpoint, we recorded restructuring and acquisition costs of $8.9 million before income taxes, consisting primarily of non-cash items. See Note 4 for more information about these restructuring and acquisition costs.

   The calculation of the total purchase price was as follows (in thousands):

   Consideration paid in cash.......................................... $48,000
   Direct transaction costs............................................   2,038
                                                                        -------
     Total purchase price.............................................. $50,038
                                                                        =======

   Direct transaction costs include fees paid for professional services performed in connection with the acquisition of Pivotpoint.

                         MAPICS, Inc. and Subsidiaries

   The following allocation of the total purchase price reflects our estimate of fair value for the assets acquired and liabilities assumed and is subject to adjustment when additional information concerning asset and liability valuations is finalized. Any increase or decrease in the net assets acquired will cause a corresponding decrease or increase in goodwill.

                                                                 (In thousands)
   Cash and cash equivalents....................................        $ 2,939
   Accounts receivable, net.....................................          2,544
   Prepaid expenses and other current assets....................            193
   Property and equipment.......................................            663
   Computer software costs:
     Acquired technology........................................          4,800
     In-process research and development........................          1,400
   Goodwill and other intangible assets
     Goodwill...................................................         44,876
     Installed customer base....................................          1,900
     Assembled workforce........................................            400
   Deferred income taxes, net...................................          5,516
   Other non-current assets.....................................             34
   Current portion of long-term debt............................         (2,720)
   Accounts payable.............................................         (1,156)
   Accrued expenses and other current liabilities...............         (8,172)
   Deferred revenue.............................................         (3,179)
                                                                        -------
       Total purchase price.....................................        $50,038
                                                                        =======

 Other Acquisition

   On March 1, 2000, we acquired an education business for $2.0 million. In exchange for this business, we issued 106,668 shares of restricted common stock, and we incurred transaction costs of $103,000. The purchase price was allocated almost entirely to goodwill, which we are amortizing over five years.

 Pro Forma Information (Unaudited)

   The following unaudited pro forma information presents our results of operations as if the acquisitions had taken place on October 1, 1998:

                                                             Fiscal Year Ended
                                                               September 30,
                                                             ------------------
                                                                (Unaudited)
                                                               1999      2000
                                                             --------  --------
                                                              (In thousands,
                                                             except per share
                                                                   data)
   Total revenue............................................ $158,206  $147,931
   Net loss.................................................   (2,149)   (2,344)
   Net loss per share (basic)...............................    (0.11)    (0.13)
   Net loss per share (diluted).............................    (0.11)    (0.13)
   Weighted average number of common shares outstanding
    (basic and diluted).....................................   19,050    17,941

   These pro forma results of operations include adjustments to the historical financial statements of the combined companies and have been prepared for comparative purposes only. These pro forma results do not

                         MAPICS, Inc. and Subsidiaries
purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

4. Restructuring and Acquisition Costs

 Restructuring and Acquisition Costs Related to Pivotpoint Acquisition and Change in Product Strategy

   In connection with the acquisition of Pivotpoint, we recorded restructuring and acquisition costs of $8.9 million. Of that amount, $7.5 million represented restructuring and acquisition costs and $1.4 million represented the write-off of acquired in-process research and development costs. Additionally, in the fourth quarter of fiscal 2000, we re-evaluated our overall product strategy as a result of our acquisition and decided to devote greater efforts towards the e-business, supply chain management and Windows NT products. As a result, we incurred restructuring costs of $4.4 million in connection with the reduction of our employee base by approximately 10% primarily related to the development activities for our EEA products, the abandonment of excess space, and the write-off of certain technology-related assets.

   Prior to the acquisition of Pivotpoint, we were engaged in product development activities to re-engineer our XA applications to the Windows NT server platform. We made the decision to discontinue our NT development effort for the XA applications because Pivotpoint's EEA, Point.Man, runs on multiple platforms, including Windows NT, UNIX and Linux. Accordingly, we wrote off computer software costs related to our NT development, and we accrued costs for contractual obligations arising from the termination of a third party technology alliance for the development of a tool to modify our software to work in the NT environment.

   Following the acquisition of Pivotpoint, we had two advanced planning and scheduling, or APS, solutions among our product offerings. After an evaluation of both products, we selected Thru-Put as our APS solution. Furthermore, we established plans to migrate existing customers to Thru-Put. Accordingly, we wrote off computer software costs and other assets relating to the former APS product, and we accrued costs for contractual obligations arising from the termination of a related third party technology alliance.

   The major components of the restructuring and acquisition costs in fiscal 2000 and the remaining accrual at September 30, 2000 were as follows (in thousands):

                                                  Amounts         Accrued
                                           Costs  Utilized  Restructuring Costs
                                          ------- --------  -------------------
   Employee severance and related costs:
     Acquisition related................  $   150 $   (150)       $   --
     Change in product strategy.........    1,003     (325)          678
   Exit costs (for terminated
    contracts)..........................      919     (356)          563
   Costs of abandonment of excess
    space...............................      972       (6)          966
   Non-cash asset write-offs:
     Acquisition related write-offs of
      purchased software and other
      assets............................    6,428   (6,428)           --
     In-process research and development
      costs.............................    1,400   (1,400)           --
     Change in product strategy.........    2,406   (2,406)           --
                                          ------- --------        ------
                                          $13,278 $(11,071)       $2,207
                                          ======= ========        ======

   Additionally, during fiscal 2000 we incurred the following special costs that were charged to general and administrative expense and cost of license revenue:

  . $4.4 million for the write-off of non-productive technology-related assets. These assets largely represent prepaid royalties for technology and certain translation software that we believe would not have been recovered through future sales of the related products. Of this amount, $2.3 million is included in other non-current liabilities on the consolidated balance sheets; and

  . $500,000 for compensation expense recorded in connection with the acquisition of Pivotpoint.

                         MAPICS, Inc. and Subsidiaries

   The following table summarizes all of the restructuring and acquisition costs and special costs incurred in fiscal 2000 (in thousands):

                                Cost of  General and   Restructuring and
                                License Administrative Acquisition Costs  Total
                                ------- -------------- ----------------- -------
   Non-cash asset write-offs:
     Prepaid royalties........   $ --       $1,805          $ 2,311      $ 4,116
     Capitalized software
      costs, including
      in-process research and
      development costs.......    327           --            7,592        7,919
     Accrual of royalty
      contract obligation.....     --        2,290               --        2,290
     Other assets.............     --           --              331          331
   Employee severance, special
      compensation, and
      related costs...........     --          500            1,153        1,653
   Exit costs (for terminated
    contracts)................     --           --              919          919
   Costs of abandonment of
    excess space..............     --           --              972          972
                                 ----       ------          -------      -------
                                 $327       $4,595          $13,278      $18,200
                                 ====       ======          =======      =======

5. Allowance for Doubtful Accounts

   The following is a summary of the activity in the allowance for doubtful accounts during the last three fiscal years (in thousands):

                       Beginning of   Provision                       End of
                       Year Balance for Bad Debts Write-Offs Other Year Balance
                       ------------ ------------- ---------- ----- ------------
  Fiscal 1998.........    $1,702        $ 570      $  (383)  $100     $1,989
  Fiscal 1999.........     1,989        1,387       (1,595)    --      1,781
  Fiscal 2000.........     1,781        1,214       (1,116)   644      2,523

   We establish reserves for customer receivable balances when we believe it is probable that we will not collect those receivables. We include the related provision for bad debts in general and administrative expenses. During fiscal 1998, we reclassified $100,000 from accrued liabilities to the allowance for doubtful accounts. In fiscal 2000, we added $644,000 to the allowance from the acquisition of Pivotpoint.

6. Property and Equipment

   Property and equipment consist of the following (in thousands):

                                                                September 30,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
  Furniture and fixtures...................................... $ 1,143  $ 1,112
  Computer equipment..........................................  10,180   12,723
  Leasehold improvements......................................     651      777
                                                               -------  -------
                                                                11,974   14,612
  Accumulated depreciation and amortization...................  (5,955)  (8,539)
                                                               -------  -------
                                                               $ 6,019  $ 6,073
                                                               =======  =======

                         MAPICS, Inc. and Subsidiaries

   During fiscal 1999 and fiscal 2000, we disposed of some of our computer equipment, furniture and fixtures and leasehold improvements. The assets disposed in fiscal 1999 had a total net book value of $101,000, which we recorded as a loss, and related to the relocation of our head office facilities. In fiscal 2000, the assets disposed had net book value of $82,000, which we also recorded as a loss. The disposal of these assets related primarily to the write-off of fixed assets relating to discontinued software. This loss was recorded in the restructuring and acquisition costs.

7. Computer Software Costs

   Computer software costs consist of the following (in thousands):

                                                               September 30,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
Computer software development costs......................... $ 21,337  $ 30,419
Accumulated amortization....................................  (12,668)  (16,210)
                                                             --------  --------
                                                                8,669    14,209
                                                             --------  --------
Computer software translation costs.........................   17,365    19,130
Accumulated amortization....................................  (12,279)  (14,452)
                                                             --------  --------
                                                                5,086     4,678
                                                             --------  --------
Purchased software costs....................................    6,741     1,439
Accumulated amortization....................................     (594)     (680)
                                                             --------  --------
                                                                6,147       759
                                                             --------  --------
                                                             $ 19,902  $ 19,646
                                                             ========  ========

8. Goodwill and Other Intangible Assets

   Goodwill and other intangible assets consist of the following (in thousands):

                                                               September 30,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
Goodwill.................................................... $    286  $ 47,113
Installed customer base and affiliate network...............    6,034     7,934
Tradenames and trademarks...................................      856       856
Assembled workforce.........................................       --       400
                                                             --------  --------
                                                                7,176    56,303
Accumulated amortization....................................   (3,400)  (11,139)
                                                             --------  --------
                                                             $  3,776  $ 45,164
                                                             ========  ========

9. Long-Term Debt

 Bank Credit Facility

   In conjunction with our acquisition of Pivotpoint, we borrowed $40.0 million under the term loan portion of a new bank credit facility to finance a portion of the purchase price. This new borrowing arrangement, as amended, replaced our previous bank credit facility. In connection with the borrowing, we incurred $1.4 million

                         MAPICS, Inc. and Subsidiaries
in debt issue costs, which is included in other non-current assets, and we were required to repay $2.7 million of long-term debt assumed in the acquisition of Pivotpoint.

   The term loan requires us to make quarterly installment payments in varying amounts of principal from July 1, 2000 through December 31, 2002, the maturity date of the term loan. However, we may be required under certain circumstances, based on our excess cash flows as defined in our loan agreement, to prepay all or a portion of the outstanding balance. Alternatively, we may at our discretion elect, subject to some limitations, to prepay all or a portion of the outstanding balance without penalty. From inception of the term loan through September 30, 2000, we made principal repayments of $11.0 million, including voluntary principal prepayments.

   Aggregate scheduled principal repayments under our term loan are as follows (in thousands):

                                                                        Amount
   Fiscal Years Ending September 30,                                   --------
   2001............................................................... $ 10,338
   2002...............................................................   12,309
   2003...............................................................    6,353
                                                                       --------
   Total future principal payments....................................   29,000
   Less current portion of long-term debt.............................  (10,338)
                                                                       --------
   Long-term debt..................................................... $ 18,662
                                                                       ========

   The interest rate on the term loan portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. The interest rate is generally adjusted quarterly based on either our lender's base rate or LIBOR plus a predetermined margin. At September 30, 2000, the interest rate on our term loan, including the lender's margin, was 9.9%.

   In October 2000, we amended the terms of the bank credit facility and we repaid an additional $2.0 million of the term loan. We have never borrowed any funds under the revolving credit portion of any bank credit facility, and in connection with the October 2000 amendment of the bank credit facility, the revolving credit portion was suspended pending future reinstatement based upon materially acceptable terms. At such time, if any, that the revolving credit portion is reinstated, we would be able to borrow up to $10.0 million under the revolving credit loan, subject to certain limitations. Any such borrowings would mature on January 12, 2004. We pay a quarterly commitment fee for unused portions of the revolving credit facility.

   We have pledged substantially all of our assets in the United States as collateral for our obligations under the bank credit facility. Additionally all of our domestic subsidiaries have guaranteed the repayment of our obligations under the bank credit facility, and we have pledged the majority of the capital stock of our foreign subsidiaries to the lenders.

   The bank credit facility, as amended, contains covenants, which, among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

  .  incurrence of indebtedness, liens and capital leases;

  . the payment of dividends on and the redemption or repurchase of our capital stock;

  .  investments and acquisitions;

  .  mergers and consolidations; and

  . the disposition of any of our properties or assets outside the ordinary course of business.

                         MAPICS, Inc. and Subsidiaries

 Interest Rate Protection Arrangement

   The bank credit facility also required us to enter into an interest rate protection arrangement. Accordingly, during fiscal 2000, we entered into an interest rate swap arrangement with a bank. The purpose of the interest rate swap arrangement is to reduce our exposure to interest rate fluctuations by converting variable rate interest payments to fixed rate interest payments on a portion of the outstanding balance under our term loan. Under the terms of the interest rate swap arrangement, we have agreed to pay the bank a fixed rate of 7.0% on a notional principal amount in exchange for a variable rate payment based on LIBOR, which at September 30, 2000 was 6.6%. At September 30, 2000, the interest rate swap represented an off-balance sheet obligation with a fair value of $69,000.

10. Accrued Expenses and Other Current Liabilities

   Accrued expenses and other current liabilities consist of the following (in thousands):

                                                                 September 30,
                                                                ---------------
                                                                 1999    2000
                                                                ------- -------
   Accrued commissions and royalties........................... $ 9,630 $11,150
   Accrued income taxes payable................................   5,431   6,274
   Accrued payroll and related expenses........................   4,853   4,843
   Accrued restructuring and acquisitions costs................      --   1,615
   Other.......................................................   1,612   4,801
                                                                ------- -------
                                                                $21,526 $28,683
                                                                ======= =======

   Accrued payroll and related expenses include $949,000 and $1,238,000 for compensated absences as of September 30, 1999 and 2000, respectively.

11. Income Taxes

   The components of income tax expense (benefit) are as follows (in thousands):

                                                           Fiscal Years Ended
                                                             September 30,
                                                         ----------------------
                                                          1998    1999   2000
                                                         ------- ------ -------
   Federal:
     Current............................................ $ 3,102 $3,565 $  (935)
     Deferred...........................................   6,163  3,476  (1,933)
                                                         ------- ------ -------
                                                           9,265  7,041  (2,868)
                                                         ------- ------ -------
   State:
     Current............................................   1,582    255      91
     Deferred...........................................      75     79    (203)
                                                         ------- ------ -------
                                                           1,657    334    (112)
                                                         ------- ------ -------
   Foreign:
     Current............................................     802    887     529
     Deferred...........................................      --     --      --
                                                         ------- ------ -------
                                                             802    887     529
                                                         ------- ------ -------
                                                         $11,724 $8,262 $(2,451)
                                                         ======= ====== =======

                         MAPICS, Inc. and Subsidiaries

   The components of income from domestic and foreign operations before income tax expense (benefit) are as follows (in thousands):

                                                   Fiscal Years Ended
                                                     September 30,
                                                ----------------------------
                                                 1998      1999       2000
                                                -------   -------   --------
   Domestic.................................... $29,993   $20,854   $(14,211)
   Foreign.....................................     459       607         35
                                                -------   -------   --------
                                                $30,452   $21,461   $(14,176)
                                                =======   =======   ========

   The actual income tax expense (benefit) differs from the expected income tax expense (benefit) calculated by applying the federal statutory rate of 35.0% to income before income tax expense (benefit) as follows (in thousands):

                                                   Fiscal Years Ended
                                                     September 30,
                                                ----------------------------
                                                 1998      1999       2000
                                                -------   -------   --------
   Expected income tax expense at the domestic
    federal statutory rate..................... $10,658   $ 7,511   $ (4,962)
   State income taxes, net of federal income
    tax benefit................................   1,077       217        (73)
   Foreign income taxes........................     403       335        529
   Tax credits utilized........................      --        --       (456)
   Permanent differences arising from
    acquisitions...............................      --        --      2,618
   Other.......................................    (414)      199       (107)
                                                -------   -------   --------
                                                $11,724   $ 8,262   $ (2,451)
                                                =======   =======   ========
   Effective income tax expense (benefit)
    rates......................................    38.5 %    38.5 %    (17.3)%

   Significant components of our deferred tax assets and liabilities are as follows (in thousands):

                                                                September 30,
                                                                ---------------
                                                                 1999    2000
                                                                ------  -------
   Deferred tax assets:
     Federal and state net operating loss carryforwards........ $  123  $ 7,457
     Tax credits...............................................  3,168    3,861
     Reserves and accruals.....................................  1,609    2,298
     Allowance for doubtful accounts...........................    685      963
     Intangible assets.........................................    514       --
     Other.....................................................     --      201
                                                                ------  -------
       Total deferred tax assets...............................  6,099   14,780
                                                                ------  -------
   Deferred tax liabilities:
     Computer software costs................................... (1,891)  (1,689)
     Intangible assets.........................................     --   (1,450)
     Other.....................................................   (526)    (307)
                                                                ------  -------
       Total deferred tax liabilities.......................... (2,417)  (3,446)
                                                                ------  -------
       Net deferred tax assets................................. $3,682  $11,334
                                                                ======  =======

                         MAPICS, Inc. and Subsidiaries

   In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will realize some or all of the deferred tax assets. Accordingly, we have recorded deferred tax assets at the amount we believe is more likely than not to be realized.

   At September 30, 1999 and 2000, we had federal net operating loss carryforwards of $0 million and $19.6 million, respectively, and research and experimentation and other credit carryforwards of $3.2 million and $3.9 million, respectively. Approximately $17.2 million of the net operating loss carryforward came from the acquisition of the Pivotpoint business. The net operating losses and tax credits at September 30, 2000 expire between 2001 and 2020. The utilization of a significant portion of the net operating losses and tax credits is limited on an annual basis due to various changes in ownership of both MAPICS and Pivotpoint. We do not believe that these limitations will significantly impact our ability to utilize the net operating losses and tax credits before they expire.

   In July 1999, the Internal Revenue Service, or IRS, completed its examination of our income tax returns for fiscal years 1990 through 1994. The results of the examination indicate that we will receive income tax refunds of approximately $1.6 million in the aggregate plus accrued interest. We recognized interest income related to this refund of $680,000 in fiscal 1999 and $128,000 in fiscal 2000. The examination did not have a significant effect on our net operating loss carryforwards or other tax credit carryforwards. The IRS is currently examining the Pivotpoint income tax returns for the 1994 and 1995 tax years.

12. Commitments and Contingencies

 Lease Commitments

   We lease office space and equipment under operating leases, some of which contain renewal options and generally requires us to pay insurance, taxes and maintenance. The lease on our headquarters building includes scheduled base rent increases over the term of the lease. We charge to expense the total amount of the base rent payments using the straight-line method over the term of the lease. In addition, we pay a monthly allocation of the building's operating expenses. We have recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease in March 1999. Total rental expense under all operating lease agreements was $2,059,000, $2,861,000, and $5,122,000 in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

   In fiscal 2000, we included $866,000 of rent expense related to future rental payments on abandoned space at our location in Alpharetta, Georgia in restructuring and acquisition costs in the statement of operations. The future payments for this liability are included in the table below.

   Future minimum lease payments under noncancelable operating leases having initial or remaining lease terms longer than one year as of September 30, 2000 were as follows (in thousands):

                                                                        Amount
   Fiscal Years Ending September 30:                                    -------
   2001................................................................ $ 3,539
   2002................................................................   3,057
   2003................................................................   2,578
   2004................................................................   2,416
   2005................................................................   2,466
   Thereafter..........................................................   5,815
                                                                        -------
     Total............................................................. $19,871
                                                                        =======

                         MAPICS, Inc. and Subsidiaries

 Litigation

   There is no material legal or governmental proceeding pending or threatened against us.

13. Shareholders' Equity and Stock-Based Compensation Plans

   Following the authorization of an additional 40,000,000 shares of common stock in fiscal 1999, our authorized capital stock consists of 90,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $1.00 per share.

   We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund future development and growth, the operation of our business, and to repay amounts outstanding under our bank credit facility. Additionally, covenants in our bank credit facility prohibit the payment of cash dividends.

 Preferred Stock

   Of the 1,000,000 authorized shares of preferred stock:

  .  one share has been designated as series A preferred stock;

  .  one share has been designated as series B preferred stock;

  .  one share has been designated as series C preferred stock;

  . 225,000 shares have been designated as series D convertible preferred stock;

  . 100,000 shares have been designated as series E convertible preferred stock; and

  . 30,000 shares have been designated as series F junior participating preferred stock.

   On November 20, 1998, we issued 1,500,010 shares of common stock upon the conversion of 100,000 shares of series D convertible preferred stock and 50,001 shares of series E convertible preferred stock. As of September 30, 1999 and 2000, we had outstanding 125,000 shares of series D convertible preferred stock and 49,999 shares of series E convertible preferred stock. For information regarding the series F junior participating preferred stock, see "Rights Plan."

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

   Upon any event of our liquidation or dissolution, we must pay holders of convertible preferred, before any distribution is made upon stock ranking junior to the convertible preferred stock, the greater of 1) $75.36 per share plus an amount per share equal to any dividends declared but unpaid on the convertible preferred stock or 2) such amounts per share as would have been payable had each share been converted to common stock.

                         MAPICS, Inc. and Subsidiaries

 Warrants

   In May 1994, in connection with the sale of subordinated notes, we issued warrants to purchase an aggregate of 383,333 shares of common stock, as adjusted from time to time. We refer to these warrants as the sub debt warrants. These sub debt warrants were originally exercisable at any time during the period commencing June 30, 1994 and ending April 30, 2001, at an exercise price of $8.93 per share, as adjusted from time to time. In connection with the Distribution, we adjusted the sub debt warrants to decrease the exercise price to $6.50 per share and to increase the number of underlying shares to 526,309 on a basis intended to preserve the spread value of the sub debt warrants.

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

 Rights Plan

   We have a shareholder rights plan under which we declared a dividend of 1) one preferred stock purchase right, or a "right," for each outstanding share of common stock, and 2) a number of rights for each outstanding share of convertible preferred stock equal to the number of shares of common stock issuable upon conversion of that convertible preferred stock. Each right entitles holders to purchase one one-thousandth of a share, or a "unit," of series F junior participating preferred stock at an exercise price of $60.00 per unit, subject to adjustment. The rights become exercisable for common stock only under specific circumstances and in the event of particular events relating to a change in control of us. Under specific circumstances pursuant to the rights plan, we may redeem the rights. The rights expire on December 16, 2006, unless redeemed or exchanged earlier. The rights have an anti-takeover effect, in that they would cause substantial dilution to a person or group that acquires a significant interest in us on terms not approved by our board of directors.

 Stock-Based Compensation Plans

   At September 30, 2000, we had five stock option plans and an employee stock purchase plan, described below.

  The 1998 Long-Term Incentive Plan. The MAPICS, Inc. 1998 Long-Term Incentive Plan, or 1998 LTIP, allows us to issue up to 3,500,000 shares of common stock through various stock-based awards to our directors, officers, employees and consultants, including an additional 1,000,000 shares authorized in fiscal 1999 and 1,500,000 shares authorized in fiscal 2000. The stock-based awards can be in the form of (a) incentive stock options, or ISOs, or non-qualified stock options; (b) stock appreciation rights; (c) performance units; (d) restricted stock; (e) dividend equivalents; and (f) other stock based awards. In general, the exercise price specified in the agreement relating to each ISO granted under the 1998 LTIP is required to be not less than the fair market value of the common stock as of the date of grant.

   During fiscal 1998, we provided long-term incentive compensation to some of our officers and employees through grants of performance units and stock options under the 1998 LTIP. Performance units represent the right to receive a number of shares of common stock that will be determined by the achievement of specific performance objectives. Those objectives were not met and the vesting did not accelerate.

                         MAPICS, Inc. and Subsidiaries

   During fiscal 1999 and fiscal 2000, we granted 113,501 and 53,000 shares, respectively, of performance accelerated restricted stock, or PARS, to some of our officers and employees under the 1998 LTIP. PARS shares are shares of common stock that we granted outright without cost to the officer or employee. The shares, however, are restricted in that they may not be sold or otherwise transferred by the officer or employee until they vest, generally after the end of three years. The vesting date may accelerate if we achieve specific performance objectives. If the officer or employee leaves us prior to the vesting date for any reason, the officer or employee generally will forfeit the PARS shares, which will be returned to us. Once the PARS shares have vested, they become unrestricted and may be transferred and sold like any other shares of common stock. We recognize compensation expense over the performance period based on the grant date fair value of the PARS shares issued to officers and employees. Restricted stock compensation, which represents compensation expense attributable to future periods, is presented as a separate component of shareholders' equity.

   We recognize compensation expense over the performance period based on the grant date fair value of the performance-based stock awards issued to officers and employees. During fiscal 1998, fiscal 1999 and fiscal 2000, we recognized compensation expense, including the effect of forfeitures, of $231,000, $251,000 and $(15,000), respectively, related to performance-based stock awards.

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

  The Directors Incentive Plan. The 1998 Non-Employee Directors Stock Incentive Plan provides for the issuance of common stock, deferred rights to receive common stock and non-qualified stock options to purchase up to 60,000 shares of common stock to eligible members of the board of directors who are neither our employees nor our officers. During fiscal 1998, fiscal 1999 and fiscal 2000, we issued 1,562, 1,765 and 4,404 shares of common stock, respectively, under the Directors Incentive Plan.

  The 1987 Plan. Prior to its expiration on December 31, 1996, the Marcam Corporation 1987 Stock Plan allowed us to grant ISOs to our employees and non-qualified stock options and stock awards to our officers, employees and consultants. In general, the exercise price specified in the agreement relating to each ISO granted under the 1987 Plan was required to be not less than the fair market value of the common stock as of the date of grant. Subject to specific provisions, stock options granted under the 1987 Plan were fully exercisable on the date of grant or became exercisable thereafter in installments specified by the board of directors. The stock options granted under the 1987 Plan expire on dates specified by the board of directors not to exceed a period of ten years from the date of grant.

  The 1994 Plan. Prior to its discontinuation in February 1998, the Marcam Corporation 1994 Stock Plan allowed us to grant ISOs to our employees and non-qualified stock options and stock awards to our officers, employees and consultants. In general, the exercise price specified in the agreement relating to each ISO granted under the 1994 Plan was required to be not less than the fair market value of the common stock as of the date of grant. The 1994 Plan required non-qualified stock options to be granted with an exercise price that was not less than the minimum legal consideration required under applicable state law. Subject to specific provisions, stock

                         MAPICS, Inc. and Subsidiaries
options granted under the 1994 Plan were fully exercisable on the date of grant or became exercisable after the date of grant in installments specified by the board of directors. The stock options granted under the 1994 Plan expire on dates specified by the board of directors not to exceed a period of ten years from the date of grant.

  The 1998 ESPP. Under the MAPICS, Inc. 1998 Employee Stock Purchase Plan we are authorized to issue up to 700,000 shares of common stock to our full-time employees, nearly all of who are eligible to participate. The 1998 ESPP is a qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the 1998 ESPP, employees, excluding those owning 5 percent or more of the common stock, can choose every six months to have up to 10 percent of their base and bonus earnings withheld to purchase common stock, subject to limitations. The purchase price of the common stock is 85 percent of the lower of its beginning-of-period or end-of period market price. We refer to options granted under the 1998 ESPP as look-back options. The 1998 ESPP was discontinued on June 30, 2000 when it was replaced by the MAPICS, Inc. 2000 ESPP. Under the 1998 ESPP, we sold 30,973, 39,176, and 63,755 shares of common stock to employees during fiscal 1998, fiscal 1999, and fiscal 2000, respectively.

  The 2000 ESPP. The MAPICS, Inc. 2000 Employee Stock Purchase Plan was approved during fiscal 2000 and provides that we are authorized to issue up to 500,000 shares of common stock to our full-time employees, nearly all of who are eligible to participate. The 2000 ESPP is a qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the 2000 ESPP, employees, excluding those owning 5 percent or more of the common stock, can choose every six months to have up to 10 percent of their base and bonus earnings withheld to purchase common stock, subject to limitations. The purchase price of the common stock is 85 percent of the lower of its beginning-of-period or end-of-period market price.

   At September 30, 2000, we had available 500,000 shares for issuance under the 2000 ESPP. The 2000 ESPP expires on December 31, 2007.

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

                         MAPICS, Inc. and Subsidiaries

   The following table reflects the activity and historical weighted average exercise prices of our stock options for the periods from September 30, 1997 through September 30, 2000.

                                                                Weighted Average
                                               Number of Shares     Exercise
                                                Under Options       Price($)
                                               ---------------- ----------------
Balance as of September 30, 1997..............    3,462,396          10.83
  Granted.....................................      338,100          16.09
  Exercised...................................     (359,462)          9.18
  Canceled/expired............................     (310,892)         11.17
                                                  ---------
Balance as of September 30, 1998..............    3,130,142          11.55
  Granted.....................................      925,089           8.69
  Exercised...................................     (129,948)          9.85
  Canceled/expired............................     (319,846)         12.88
                                                  ---------
Balance as of September 30, 1999..............    3,605,437          10.76
  Granted.....................................    1,835,609          11.86
  Exercised...................................     (288,929)          9.38
  Canceled/expired............................     (403,737)         11.96
                                                  ---------
Balance as of September 30, 2000..............    4,748,380          11.22
                                                  =========

   The following table summarizes information about the stock options outstanding at September 30, 2000:

                                                               Stock Options
                                Stock Options Outstanding       Exercisable
                              ------------------------------ ------------------
                                         Weighted
                                          Average   Weighted           Weighted
                                         Remaining  Average            Average
                                        Contractual Exercise           Exercise
  Range of Exercise Prices     Number      Life      Price    Number    Price
  ------------------------    --------- ----------- -------- --------- --------
        $ 4.19--5.13.........   342,501     8.5      $ 4.24    166,876  $ 4.24
          5.28--6.57.........   451,676     9.3        5.59     27,226    6.44
          6.75--8.25.........   424,483     6.5        7.83    237,733    7.88
          8.73--10.88........ 1,296,707     6.4        9.71  1,012,189    9.73
         10.98--13.25........   639,464     7.3       11.57    285,100   11.71
         13.89--17.27........ 1,139,865     7.4       15.46    318,940   15.09
         17.46--19.88........   369,850     3.1       17.69    324,500   17.59
         21.94--22.50........    83,834     7.8       22.14     46,411   22.26
                              ---------                      ---------
                              4,748,380                      2,418,975
                              =========                      =========

                         MAPICS, Inc. and Subsidiaries

 Pro Forma Information

   We apply APB Opinion No. 25 and related interpretations in accounting for our stock option plans and employee stock purchase plan and have adopted the disclosure-only provisions of SFAS No. 123. In general, we have not recognized compensation expense for stock options granted to our directors, officers or employees under our stock-based compensation plans. If we did recognize compensation cost for stock options issued to our directors, officers and employees as prescribed in SFAS No. 123, we would have reduced or increased our net income (loss), net income (loss) per common share (basic) and net income (loss) per common share (diluted) as follows (in thousands, except per share data):

                                                      Fiscal Years Ended
                                                        September 30,
                                                   --------------------------
                                                    1998     1999      2000
                                                   -------  -------  --------
   Net income (loss), as reported................. $18,728  $13,199  $(11,725)
   Pro forma effect of SFAS 123...................  (1,063)  (1,748)   (2,653)
                                                   -------  -------  --------
   Pro forma net income (loss).................... $17,665  $11,451  $(14,378)
                                                   =======  =======  ========
   Basic net income (loss) per common share, as
    reported...................................... $  1.01  $  0.70  $  (0.66)
   Pro forma effect of SFAS 123...................   (0.06)   (0.09)    (0.14)
                                                   -------  -------  --------
   Pro forma basic net income (loss) per common
    share......................................... $  0.95  $  0.61  $  (0.80)
                                                   =======  =======  ========
   Diluted net income (loss) per common share, as
    reported...................................... $  0.81  $  0.62  $  (0.66)
   Pro forma effect of SFAS 123...................   (0.05)   (0.08)    (0.14)
                                                   -------  -------  --------
   Pro forma diluted net income (loss) per common
    share......................................... $  0.76  $  0.54  $  (0.80)
                                                   =======  =======  ========

   We estimated the fair value of the options granted under the stock option plans at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    Fiscal Years Ended
                                                      September 30,
                                                ----------------------------
                                                  1998      1999      2000
                                                --------  --------  --------
   Weighted average grant date fair value of
    options....................................    $6.41     $5.51     $8.28
   Dividend yield..............................        0%        0%        0%
   Expected volatility.........................       50%       73%       83%
   Risk-free interest rate.....................     5.52%     5.06%     6.35%
   Expected life of options....................  5 years   5 years   5 years

   We estimated the fair value of the look-back options granted under the 1998
ESPP at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    Fiscal Years Ended
                                                      September 30,
                                                ----------------------------
                                                  1998      1999      2000
                                                --------  --------  --------
   Weighted average grant date fair value of
    options....................................    $3.73     $4.37     $2.80
   Dividend yield..............................        0%        0%        0%
   Expected volatility.........................       50%       73%       83%
   Risk-free interest rate.....................     5.52%     4.75%     6.15%
   Expected life of options.................... 6 months  6 months  6 months

                         MAPICS, Inc. and Subsidiaries

 Treasury Stock

   In fiscal 1998 and fiscal 1999 we purchased 128,600 and 2,953,800 shares of common stock for $1,281,000 and $24,266,000, respectively, pursuant to stock repurchase plans authorized by our board of directors. In fiscal 1999 we retired 128,600 shares of treasury stock with a cost of $1,281,000.

14. Employee Benefit Plans

 Retirement Plan

   We have a defined contribution 401(k) retirement plan covering substantially all of our employees in the United States. Under this plan, eligible employees may contribute a portion of their salary until retirement. We match a portion of the employees' contributions and pay the administration costs of the plan. We incurred total expenses under this plan of $443,000, $594,000 and $854,000 in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

 Group Medical Plan

   We have a partially self-insured group medical plan to which both we and eligible employees are required to make contributions. The plan is administered by a third party who reviews all claims filed and authorizes the payment of benefits. We expense medical claims as they are incurred, and we recognize a liability for claims incurred but not reported. As of September 30, 1999 and 2000, we had a reserve of $550,000 and $523,000, respectively, for medical claims.

15. Operating Segments and Geographic Information

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," defines operating segments as components of an enterprise about which separate financial data are available and are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker, for this purpose, is our president and chief executive officer who acts with the support of other executive officers and vice presidents. For fiscal 1998, fiscal 1999 and fiscal 2000, we had primarily one operating segment that consists of developing, marketing, licensing and supporting business software that is marketed and delivered to manufacturing enterprises worldwide. Our principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of the United States include EMEA, LAAP and Canada.

   We regularly prepare and evaluate separate financial information for each of our principal geographic areas, including 1) North America, 2) EMEA and 3) LAAP. In evaluating financial performance, we focus on operating profit as a measure of a geography's profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of some corporate expenses. We include our corporate division in the presentation of reportable segment information because some of the income and expense of this division are not allocated separately to the operating segments. We generally do not evaluate assets by geography, except for accounts receivable.

                         MAPICS, Inc. and Subsidiaries

   The following tables include financial information related to our operating segments and geographic areas (in thousands):

                               North
                              America   EMEA        LAAP   Corporate   Total
   Fiscal 1998:               -------- -------     ------- ---------  --------
   Revenue from unaffiliated
    customers...............  $ 91,595 $27,203     $10,943 $     --   $129,741
   Income from operations...    23,059   8,352       2,523   (4,242)    29,692
   Interest income..........                                               816
   Interest expense.........                                               (56)
                                                                      --------
   Income before income tax
    expense (benefit).......                                          $ 30,452
                                                                      ========
   Depreciation and
    amortization............     8,662     191          20      516   $  9,389
   Accounts receivable, net
    (at year end)...........    26,600   6,709       2,570       --     35,879

   Fiscal 1999:
   Revenue from unaffiliated
    customers...............  $ 95,097 $27,769     $11,852 $     --   $134,718
   Income from operations...    17,723   5,461         752   (4,276)    19,660
   Interest income..........                                             1,887
   Interest expense.........                                               (86)
                                                                      --------
   Income before income tax
    expense (benefit).......                                          $ 21,461
                                                                      ========
   Depreciation and
    amortization............     9,569     250          36      516   $ 10,371
   Accounts receivable, net
    (at year end)...........    22,936   4,140       3,704       24     30,804

   Fiscal 2000:
   Revenue from unaffiliated
    customers...............  $105,602 $25,378     $ 9,382 $     --   $140,362
   Income (loss) from
    operations..............    16,508   3,119          33  (31,951)   (12,291)
   Interest income..........                                             1,032
   Interest expense.........                                            (2,917)
                                                                      --------
   Loss before income tax
    expense (benefit).......                                          $(14,176)
                                                                      ========
   Depreciation and
    amortization............     9,376     222          94    7,739   $ 17,431
   Accounts receivable, net
    (at year end)...........    26,604   5,225       3,345       46     35,220

   The information presented above may not be indicative of results if the geographic areas were independent organizations. No single customer accounts for more than 10% of our revenue. We eliminate transfers between geographic areas in the preparation of the consolidated financial statements.

                                                      Fiscal   Fiscal   Fiscal
                                                       1998     1999     2000
                                                     -------- -------- --------
                                                           (in thousands)
   Revenue from unaffiliated customers:
     United States.................................. $ 86,896 $ 91,705 $ 96,675
     Foreign countries..............................   42,845   43,013   43,687
                                                     -------- -------- --------
                                                     $129,741 $134,718 $140,362
                                                     ======== ======== ========
   Long-lived assets:
     United States.................................. $  4,579 $  5,291 $  5,109
     Foreign countries..............................      459      728      964
                                                     -------- -------- --------
                                                     $  5,038 $  6,019 $  6,073
                                                     ======== ======== ========

                         MAPICS, Inc. and Subsidiaries

   No single foreign country had a material portion of total revenue from unaffiliated customers or total long-lived assets. Long-lived assets consist of property and equipment, net of accumulated depreciation.

16. Supplemental Disclosure of Cash Flow Information

 Payments for Income Taxes and Interest

   In fiscal 1998, fiscal 1999 and fiscal 2000, we made cash payments for income taxes, net of income tax refunds, of $1,866,000, $3,921,000 and $328,000, respectively.

   In fiscal 1998, fiscal 1999 and fiscal 2000, we made cash payments for interest of $51,000, $88,000 and $1,869,000, respectively.

 Non-cash Investing and Financing Activities

   Non-cash investing and financing activities are summarized below (in thousands):

                                                            Fiscal Years Ended
                                                              September 30,
                                                            ------------------
                                                            1998 1999   2000
                                                            ---- ----- -------
Liabilities and debt assumed in acquisition................ $ -- $  -- $15,314
Restricted common stock issued in an acquisition...........   --    --   1,931
Expense for stock-based awards.............................  260   397     270
Tax benefit associated with the exercise of stock options
 and stock awards..........................................  903   267     581
Retirement of treasury stock...............................   -- 1,281      --
Conversion of preferred stock..............................   --   150      --

17. Supplemental Financial Information (Unaudited)

 Selected Quarterly Financial Data (Unaudited)

   The following quarterly information is unaudited and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the operating results for each quarter (in thousands):

                                     First  Second    Third  Fourth
                                    Quarter Quarter  Quarter Quarter   Total
                                    ------- -------  ------- -------  --------
Fiscal 1999:
  Total revenue.................... $38,461 $30,263  $32,065 $33,929  $134,718
  Income before income tax
   expense.........................   9,792   3,270    3,924   4,475    21,461
    Net income.....................   6,022   2,011    2,414   2,752    13,199
Fiscal 2000:
  Total revenue.................... $30,525 $34,521  $36,490 $38,826  $140,362
  Income (loss) before income tax
   expense (benefit)...............   4,101 (17,210)   1,900  (2,967)  (14,176)
    Net income (loss)..............   2,522 (12,307)     304  (2,244)  (11,725)

   We have experienced fluctuations in our quarterly operating results and anticipate that these fluctuations will continue and may intensify.

   We recorded restructuring and acquisition costs and special costs in the second, third and fourth quarters of fiscal 2000 of $16.0 million, $(2.2) million, and $4.4 million. These items consisted of restructuring and

                         MAPICS, Inc. and Subsidiaries
acquisition costs of $13.3 million related to the Pivotpoint acquisition and resultant change in product strategy and special costs of $4.9 million from the write-off of non-productive technology-related assets and compensation expense recorded in connection with the acquisition of Pivotpoint.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   We will provide information relating to our directors under the captions "Proposal 1--Election of Directors--Nominees" and "--Information Regarding Nominee and Continuing Directors" in our proxy statement for our 2001 annual meeting of shareholders to be held on February 13, 2001 or in a subsequent amendment to this report. We will provide information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the above referenced proxy statement or amendment. All such information that is provided in the proxy statement is incorporated in this Item 10 by reference.

   The following information about our executive officers is as of September 30, 2000:

  Richard C. Cook, age 53, has been our President and Chief Executive Officer and a member of our board since August 1997. From October 1994 to July 1997, Mr. Cook served as the Senior Vice President and General Manager of our MAPICS Business Group. Mr. Cook served as the President and Chief Executive Officer of Mapics, Inc., a former subsidiary, from March 1993 to October 1994. Mr. Cook was employed by IBM as Director of its Atlanta Software Development Laboratory from March 1990 to February 1993 and as Director of its Corporate Computer Integrated Manufacturing Project Office from March 1988 to April 1990.

  Stephen C. Haley, age 43, has been our Chief Operating Officer since our acquisition of Pivotpoint, Inc. in January 2000. From July 1997 to January 2000 he was the Chief Executive Officer of Pivotpoint. From July 1996 to July 1997, he was the Vice President of Sales for Pivotpoint. Prior to July 1996, Mr. Haley was the founder and owner of Spectrum Systems Technologies, Inc., a software sales and services company. Mr. Haley is also a director of Clearpath, Inc.

  William J. Gilmour, age 45, has been our Chief Financial Officer, Vice President of Finance and Treasurer since August 1997. From October 1994 to August 1997, Mr. Gilmour was Controller of our MAPICS Business Group. From January 1993 to September 1994, Mr. Gilmour was Controller of our former Mapics, Inc. subsidiary. From November 1991 to January 1993, Mr. Gilmour was Controller of our former subsidiary Marcam Canada Corporation. Before joining us, Mr. Gilmour was Corporate Controller of Madison Chemical Industries, a specialty chemical manufacturer. Mr. Gilmour received his Chartered Accountant designation from the Canadian Institute of Chartered Accountants in 1980.

  Martin D. Avallone, age 39, has been our Vice President, General Counsel and Secretary since October 1998. He has also served as our Vice President of Business Development since October 2000. From July 1997 through September 1998, Mr. Avallone was our General Counsel and Secretary. From May 1986 though July 1997, Mr. Avallone held various legal positions within IBM.

Item 11. Executive Compensation.

   We will provide information relating to executive compensation under the captions "Proposal 1--Election of Directors--Director Compensation" and "-- Benefits to Non-employee Directors," "Executive Compensation," "Report of the Compensation Committee of the Board of Directors" and "Stock Performance Graphs" in the proxy statement or subsequent amendment to this report referred to in Item 10 above. All such information that is provided in the proxy statement is incorporated in this Item 11 by reference, except for the information under the captions "Report of the Compensation Committee of the Board of Directors" and "Stock Performance Graphs" which specifically is not so incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   We will provide information regarding ownership of our common stock by specified persons under the caption "Stock Ownership" in the proxy statement or subsequent amendment to this report referred to in Item 10 above. All such information that is provided in the proxy statement is incorporated in this
Item 12 by reference.

Item 13.  Certain Relationships and Related Transactions.

   We will provide information regarding certain relationships and transactions between us and some of our affiliates under the caption "Proposal 1--Election of Directors--Director Compensation" in the proxy statement or subsequent amendment to this report referred to in Item 10 above. All such information that is provided in the proxy statement is incorporated in this Item 13 by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Consolidated Financial Statements

   Our consolidated financial statements listed below are set forth in Item 8 of this report:

                                                                          Page
                                                                          ----
   Report of Independent Accountants.....................................  39
   Consolidated Balance Sheets as of September 30, 1999 and 2000.........  40
   Consolidated Statements of Operations for the years ended September
    30, 1998, 1999 and 2000                                                41
   Consolidated Statements of Shareholders' Equity for the years ended
    September 30, 1998, 1999 and 2000....................................  42
   Consolidated Statements of Cash Flows for the years ended September
    30, 1998, 1999 and 2000..............................................  43
   Notes to Consolidated Financial Statements............................  44
   Supplemental Financial Information....................................  68

2. Financial Statement Schedules

   We have omitted all schedules to our consolidated financial statements because they are not required under the related instructions or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

3. Exhibits

   The following exhibits either (i) are filed with this report or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated in Item 14 by reference to those prior filings. Previously filed registration statements and reports which are incorporated by reference are identified in the column captioned "SEC Document Reference." We will furnish any exhibit upon request to Martin D. Avallone, our Vice President, General Counsel and Secretary, 1000 Windward Concourse Parkway, Suite 100, Alpharetta, Georgia 30005. We charge $.50 per page to cover expenses of copying and mailing.

 xhibitE
  No.                    Description                         SEC Document Reference
-------                  -----------                         ----------------------
  2.1     Agreement and Plan of Merger dated as of  Exhibit 2.1 to Quarterly Report on Form
          March 30, 1998 between MAPICS, Inc, a     10-Q dated May 14, 1998
          Massachusetts corporation, and MAPICS,
          Inc., a Georgia corporation
  2.2     Agreement and Plan of Merger dated as of  Exhibit 2.1 to Annual Report on Form 10-
          December 15, 1999 by and among MAPICS,    K for the fiscal year ended September
          Inc., MAPICS Merger Corp. and             30, 1999.
          Pivotpoint, Inc.
  3.1     Articles of Incorporation                 Exhibit 4.1 to Registration Statement on
                                                    Form 8-A dated March 31, 1998, as
                                                    amended by Form 8- A/A dated August 21,
                                                    1998

 xhibitE
  No.                    Description                         SEC Document Reference
-------                  -----------                         ----------------------
  3.2     By-laws                                   Exhibit 4.2 to Registration Statement on
                                                    Form 8-A dated March 31, 1998, as
                                                    amended by Form 8-A/A dated August 21,
                                                    1998
  4.1     Specimen certificate representing the     Exhibit 3 to Registration Statement on
          common stock                              Form 8-A dated March 31, 1998, as
                                                    amended by Form 8-A/A dated August 21,
                                                    1998
  4.2     Amended and Restated Rights Agreement     Exhibit 4 to Registration Statement on
          dated as of March 30, 1998 among MAPICS,  Form 8-A dated March 31, 1998, as
          Inc., a Georgia corporation, MAPICS,      amended by Form 8-A/A dated August 21,
          Inc., a Massachusetts corporation, and    1998
          BankBoston, N.A., as its rights agent,
          which includes as Exhibit A the terms of
          the Series F Preferred Stock, as Exhibit
          B the Form of Rights Certificate and as
          Exhibit C the Form of Summary of Rights
          to Purchase Preferred Stock
 10.1     Note and Warrant Purchase Agreement       Exhibit 10.1 to Quarterly Report on Form
          entered into by Marcam Corporation and    10-Q dated May 12, 1994, as amended by
          each of The Northwestern Mutual Life      Form 10- Q/A dated October 6, 1994
          Insurance Company, John Hancock Mutual
          Life Insurance Company and John Hancock
          Life Insurance Company of America dated
          as of May 12, 1994
 10.2     Amendment Agreement dated as of August    Exhibit 10.1 to Quarterly Report on Form
          19, 1994 by and among the Registrant,     10-Q dated August 22, 1994
          The Northwestern Mutual Life Insurance
          Company, John Hancock Mutual Life
          Insurance Company and John Hancock Life
          Insurance Company of America
 10.3     Amendment Agreement dated as of July 29,  Exhibit 10.36 to Annual Report on Form
          1995 by and among the Registrant, The     10-K for the fiscal year ended September
          Northwestern Mutual Life Insurance        30, 1994, as amended
          Company, John Hancock Mutual Life
          Insurance Company and John Hancock Life
          Insurance Company of America
 10.4     Amendment Agreement dated as of           Exhibit 10.4 to Registration Statement,
          September 29, 1995 by and among the       No. 33- 90670
          Registrant, The Northwestern Mutual Life
          Insurance Company, John Hancock Mutual
          Life Insurance Company and John Hancock
          Life Insurance Company of America and
          Barnett & Co.
 10.5     Amendment Agreement dated as of November  Exhibit 10.31 to Annual Report on Form
          14, 1995 by and among the Registrant,     10-K for the fiscal year ended September
          The Northwestern Mutual Life Insurance    30, 1995, as amended
          Company, John Hancock Mutual Life
          Insurance Company and John Hancock
          Insurance Company of America and Barnett
          & Co.

 xhibitE
  No.                    Description                         SEC Document Reference
-------                  -----------                         ----------------------
 10.6     Amendment Agreement dated as of December  Exhibit 10.38 to Annual Report on Form
          15, 1995 by and among the Registrant,     10-K for the fiscal year ended September
          The Northwestern Mutual Life Insurance    30, 1995, as amended
          Company, John Hancock Mutual Life
          Insurance Company, John Hancock Life
          Insurance Company of America and Barnett
          & Co.
 10.7     Letter dated March 29, 1996 to            Exhibit 10.1 to Quarterly Report on Form
          Northwestern Mutual Life Insurance        10-Q dated May 14, 1996
          Company, John Hancock Life Insurance
          Company of America and Barnett & Co.
          from Marcam Corporation
 10.8     Amendment and Waiver Agreement dated as   Exhibit 10.1 to Quarterly Report on Form
          of July 16, 1996 by and among the         10-Q dated August 14, 1996
          Registrant, The Northwestern Mutual Life
          Insurance Company, John Hancock Mutual
          Life Insurance Company, John Hancock
          Life Insurance Company of America and
          Barnett & Co.
 10.9     Convertible Preferred Stock Purchase      Exhibit 10.2 to Current Report on Form
          Agreement dated September 20, 1995 by     8-K dated September 29, 1995
          and among Marcam Corporation, General
          Atlantic Partners 21, L.P. GAP
          Coinvestment Partners, L.P. and The
          Northwestern Mutual Life Insurance
          Company
 10.10    Convertible Preferred Stock and Warrant   Exhibit 10.1 to Current Report on Form
          Purchase Agreement dated July 19, 1996    8-K dated July 23, 1996
          among Marcam Corporation, General
          Atlantic Partners 32, L.P. and GAP
          Coinvestments Partners, L.P., including
          the form of Marcam Corporation Common
          Stock Purchase Warrants
 10.11    Amended and Restated Registration Rights  Exhibit 10.2 to Current Report on Form
          Agreement dated July 23, 1996 by and      8-K dated July 23, 1996
          among Marcam Corporation, General
          Atlantic Partners 21, L.P., General
          Atlantic Partners 32, L.P., GAP
          Coinvestment Partners, L.P. and The
          Northwestern Mutual Life Insurance
          Company
 10.12    Distribution Agreement between Marcam     Exhibit 2 to Amendment No. 1 to
          Solutions, Inc. and Marcam Corporation    Registration Statement on Form 10, No.
                                                    000-22841, of Marcam Solutions, Inc.
                                                    dated July 22, 1997
 10.13    Tax Sharing Agreement between Marcam      Exhibit 10.2 to Amendment No. 1 to
          Solutions, Inc. and Marcam Corporation    Registration Statement on Form 10, No.
                                                    000-22841, of Marcam Solutions, Inc.
                                                    dated July 22, 1997
 10.14    General Services Agreement between        Exhibit 10.1 to Amendment No. 1 to
          Marcam Solutions, Inc. and Marcam         Registration Statement on Form 10, No.
          Corporation                               000-22841, of Marcam Solutions, Inc.
                                                    dated July 22, 1997
 10.15*   1994 Stock Plan, as amended and restated  Exhibit 4.4 to Registration Statement on
                                                    Form S-8, No. 333-02158
 10.16*   1987 Stock Plan, as amended and restated  Exhibit 10.33 to Annual Report on Form
                                                    10-K for the fiscal year ended September
                                                    30, 1996

 xhibitE
  No.                    Description                         SEC Document Reference
-------                  -----------                         ----------------------
 10.17*   1998 Non-Employee Director Stock Option   Exhibit 99.1 to Registration Statement
          Plan                                      on Form S-8, No. 333-48989
 10.18*   1998 Non-Employee Director Stock          Exhibit 99.2 to Registration Statement
          Incentive Plan                            on Form S-8, No. 333-48989
 10.19*   1998 Long-Term Incentive Plan, as         Exhibit 99.1 to Registration Statement
          amended and restated.                     on Form S-8, No. 333-35034
 10.20*   2000 Employee Stock Purchase Plan         Exhibit 99.2 to Registration Statement
                                                    on Form S-8, No. 333-35034
 10.21*   Change of Control Employment Agreement    Exhibit 10.46 to Quarterly Report on
          by and between MAPICS, Inc. and Richard   Form 10-Q dated May 14, 1998
          C. Cook dated as of March 24, 1998
 10.22*   Employment Agreement dated December 15,   Exhibit 10.5 to Quarterly Report on Form
          1999 between MAPICS, Inc. and Stephen C.  10-Q dated February 14, 2000
          Haley
 10.23*   Change of Control Employment Agreement    Exhibit 10.48 to Quarterly Report on
          by and between MAPICS, Inc. and William   Form 10-Q dated May 14, 1998
          J. Gilmour dated as of March 31, 1998
 10.24*   Change of Control Employment Agreement    Exhibit 10.36 to Annual Report on Form
          by and between MAPICS, Inc. and Martin    10-K for the fiscal year ended September
          D. Avallone dated as of March 27, 1998    30, 1998
 10.25    Sublease Agreement by and between         Exhibit 10.37 to Annual Report on Form
          General Electric Capital Corporation and  10-K for the fiscal year ended September
          MAPICS, Inc. dated as of October 29,      30, 1998
          1998
 10.26    Amendment to Convertible Preferred Stock  Exhibit 2.1 to Annual Report on Form 10-
          Purchase Agreement Among MAPICS, Inc.,    K for the fiscal year ended September
          General Atlantic Partners 21, L.P., GAP   30, 2000.
          Coinvestment Partners, L.P. and The
          Northwestern Mutual Life Insurance
          Company, dated as of August 4, 1999
 10.27    Amendment to Convertible Preferred Stock  Exhibit 2.1 to Annual Report on Form 10-
          and Warrant Purchase Agreement Among      K for the fiscal year ended September
          MAPICS, Inc., General Atlantic Partners   30, 2000.
          32, L.P. and GAP Coinvestment Partners,
          L.P., dated as of August 4, 1999
 10.28+   Revolving Credit and Term Loan Agreement
          dated as of January 12, 2000 among
          MAPICS, Inc., Fleet National Bank
          (formerly known as BankBoston, N.A.) and
          other lending institutions set forth on
          Schedule 1 hereto and Fleet National
          Bank (formerly known as BankBoston,
          N.A.), as Agent, and FleetBoston
          Robertson Stephens Inc., as Arranger, as
          amended through Amendment No. 4
          (composite).
 21+      Subsidiaries of the Registrant
 23.1+    Consent of PricewaterhouseCoopers LLP

 Exhibit
   No.                    Description                         SEC Document Reference
 -------                  -----------                         ----------------------
  27.1+    Financial Data Schedule for the fiscal
           year ended September 30, 2000 (for SEC
           use only)

--------
*  Compensatory management plan.
+  Filed with this report.

(b) Reports on Form 8-K

   None.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2000.

                                          MAPICS, Inc.

                                                   /s/ Richard C. Cook
                                          By: _________________________________
                                                      Richard C. Cook
                                              President and Chief Executive
                                                         Officer

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 2000.

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

                                 [MAPICS LOGO]