Form 10-Q
period 2000-12-31
MAPICS INC
filed 2001-02-14
CIK 848551

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                                 ---------------

  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of the registrant's common stock outstanding at February 9, 2001 was 18,223,203.

================================================================================

                                  MAPICS, Inc.
                          Quarterly Report on Form 10-Q
                For the Quarterly Period Ended December 31, 2000

                                TABLE OF CONTENTS


    Item                                                                                    Page
   Number                                                                                   Number
------------                                                                            -------------

                        PART I - FINANCIAL INFORMATION
   1.        Financial Statements:

             Condensed Consolidated Balance Sheets as of December 31, 2000
               and September 30, 2000........................................................    3

             Condensed Consolidated Statements of Operations for the Three
               Months Ended December 31, 2000 and 1999.......................................    4

             Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended December 31, 2000 and 1999.......................................    5

             Notes to Condensed Consolidated Financial Statements............................    6

   2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................................   10

   3.        Quantitative and Qualitative Disclosures About Market Risk......................   18

                          PART II - OTHER INFORMATION

   6.        Exhibits and Reports on Form 8-K................................................   19

             Signature.......................................................................   20

             Exhibit Index...................................................................   21

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements

                         MAPICS, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                                              December 31,          September 30,
                                                                                  2000                  2000
                                                                           --------------------  --------------------
                                                                               (Unaudited)
                                   ASSETS
   Current assets:
     Cash and cash equivalents.......................................      $           13,603    $           12,175
     Accounts receivable, net of allowances of $2,359 at
        December 31, 2000 and $2,523 at September 30, 2000...........                  33,608                35,220
     Prepaid expenses and other current assets.......................                   3,183                 5,752
     Deferred income taxes, net......................................                   1,638                 1,700
                                                                           --------------------  ------------------
          Total current assets.......................................                  52,032                54,847
     Property and equipment, net.....................................                   5,731                 6,073
     Computer software costs, net....................................                  18,961                19,646
     Goodwill and other intangible assets, net.......................                  42,620                45,164
     Other non-current assets, net...................................                  10,024                11,209
                                                                           --------------------  ------------------
          Total assets...............................................      $          129,368    $          136,939
                                                                           ====================  ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Current portion of long-term debt...............................      $            8,618    $           10,338
     Accounts payable................................................                   6,527                 8,248
     Accrued expenses and other current liabilities..................                  27,174                28,683
     Deferred revenue................................................                  35,924                35,981
                                                                           --------------------  ------------------
          Total current liabilities..................................                  78,243                83,250
     Long-term debt..................................................                  15,882                18,662
     Other non-current liabilities...................................                   2,621                 2,583
                                                                           --------------------  ------------------
          Total liabilities..........................................                  96,746               104,495
                                                                           --------------------  ------------------

   Commitments and contingencies

   Shareholders' equity:
     Preferred stock, $1.00 par value; 1,000 shares authorized Series D convertible preferred stock, 125 shares issued and outstanding
        (liquidation preference of $9,419)
        at December 31, 2000 and September 30, 2000..................                     125                   125
        Series E convertible preferred stock, 50 shares issued
        and outstanding (liquidation preference of $3,768) at
        December 31, 2000 and September 30, 2000.....................                      50                    50
     Common stock, $.01 par value; 90,000 shares authorized, 20,370 shares issued and 18,223 shares outstanding at December 31, 2000; 20,370 shares issued and 18,092
        shares outstanding at September 30, 2000.....................                     204                   204
     Additional paid-in capital......................................                  63,284                63,608
     Accumulated deficit.............................................                 (13,751)              (13,758)
     Restricted stock compensation...................................                  (1,097)                 (704)
     Accumulated other comprehensive loss............................                    (199)                  ---
     Treasury stock-at cost, 2,147 shares at December 31, 2000
        and 2,278 shares at September 30, 2000.......................                 (15,994)              (17,081)
                                                                           --------------------  ------------------
          Total shareholders' equity.................................                  32,622                32,444
                                                                           --------------------  ------------------
          Total liabilities and shareholders' equity.................      $          129,368    $          136,939
                                                                           ====================  ==================

  The accompanying notes are an integral part of these condensed consolidated financial statements

                          MAPICS, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                December 31,
                                                                   --------------------------------------
                                                                         2000                  1999
                                                                   -----------------    -----------------
Revenue:
  License.....................................................     $          13,118    $          14,480
  Services....................................................                21,869               16,045
                                                                   -----------------    -----------------
       Total revenue..........................................                34,987               30,525
                                                                   -----------------    -----------------

Operating expenses:
  Cost of license revenue.....................................                 3,955                3,335
  Cost of services revenue....................................                 8,481                5,848
  Selling and marketing.......................................                10,664               10,873
  Product development.........................................                 4,886                4,212
  General and administrative..................................                 3,303                2,450
  Amortization of goodwill....................................                 2,345                 ----
                                                                   -----------------    -----------------
       Total operating expenses...............................                33,634               26,718
                                                                   -----------------    -----------------

Income from operations........................................                 1,353                3,807

Other:
Interest income...............................................                   201                  306
Interest expense..............................................                  (871)                 (12)
                                                                   -----------------    -----------------

Income before income tax expense..............................                   683                4,101

Income tax expense ...........................................                   676                1,579
                                                                   -----------------    -----------------

Net income....................................................     $               7    $           2,522
                                                                   =================    =================


Net income per common share (basic)...........................     $            0.00    $            0.14
                                                                   =================    =================
Weighted average number of common shares
     outstanding (basic)......................................                18,132               17,602
                                                                   =================    =================

Net income per common share (diluted).........................     $            0.00    $            0.13
                                                                   =================    =================
Weighted average number of common shares and common
     equivalent shares outstanding (diluted)..................                20,025               19,781
                                                                   =================    =================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MAPICS, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                December 31,
                                                                   ------------------------------------
                                                                         2000                 1999
                                                                   -----------------   ----------------
  Cash flows from operating activities:
    Net income................................................       $             7   $          2,522
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation............................................                   715                675
      Amortization of computer software costs.................                 1,723              1,813
      Amortization of goodwill and other intangible assets....                 2,562                129
      Amortization of debt issue costs........................                   113                ---
      Provision for bad debts.................................                   314                 70
      Deferred income taxes...................................                 1,159                543
      Other non-cash items, net...............................                   137                (34)
                                                                   -----------------   ----------------
                                                                               6,730              5,718
      Changes in operating assets and liabilities:
       Accounts receivable....................................                 1,298              1,646
       Prepaid expenses and other current assets..............                 2,569                208
       Other non-current assets...............................                    46               (511)
       Accounts payable.......................................                (1,721)              (707)
       Accrued expenses and other current liabilities.........                (1,708)            (1,344)
       Deferred revenue.......................................                   (57)             1,019
                                                                   -----------------   ----------------
         Net cash provided by operating activities............                 7,157              6,029
                                                                   -----------------   ----------------

  Cash flows from investing activities:
      Purchases of property and equipment.....................                  (378)              (952)
      Additions to computer software costs....................                (1,038)            (1,163)
      Purchases of computer software .........................                   ---               (691)
      Acquisition related costs...............................                   (18)              (195)
                                                                   -----------------   ----------------
         Net cash used for investing activities...............                (1,434)            (3,001)
                                                                   -----------------   ----------------

  Cash flows from financing activities:
      Principal repayments of long-term debt..................                (4,500)               ---
      Proceeds from stock options exercised...................                    11                764
      Proceeds from employee stock purchases..................                   265                226
      Payment of debt issue costs.............................                   (71)              (125)
                                                                   -----------------   ----------------
         Net cash provided by (used for) financing activities.                (4,295)               865
                                                                   -----------------   ----------------

  Net increase in cash and cash equivalents...................                 1,428              3,893
  Cash and cash equivalents at beginning of period............                12,175             21,351
                                                                   -----------------   ----------------

  Cash and cash equivalents at end of period..................     $          13,603   $         25,244
                                                                   =================   ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


(1)  Basis of Presentation

     Except for the balance sheet as of September 30, 2000, the accompanying condensed consolidated financial statements are unaudited; however, in our opinion, these condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows as of the dates and for the periods indicated.

     The accompanying condensed financial statements are consolidated and consist of the condensed financial statements of MAPICS, Inc. and our subsidiaries. We eliminated all significant intercompany accounts and transactions in the consolidation. We have reclassified certain amounts in the September 30, 2000 condensed consolidated balance sheet to conform to the presentation in the December 31, 2000 condensed consolidated balance sheet.

     We have prepared these financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. As permitted by the rules of the SEC applicable to quarterly reports on Form 10-Q, we have condensed these notes, and they do not contain all disclosures required by generally accepted accounting principles. While we believe that the disclosures presented are adequate to make these condensed consolidated financial statements not misleading, you should read these condensed consolidated financial statements in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 as filed with the SEC.

     We operate on a fiscal year ending September 30th and the term "fiscal 2000" refers to our fiscal year ended September 30, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

(2)  Computation and Presentation of Net Income Per Common Share

     We apply SFAS No. 128, "Earnings Per Share," which requires us to present "basic" and "diluted" net income per common share for all periods presented in the statements of operations. We compute basic net income per common share, which excludes dilution, by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

     The weighted average number of common shares and common equivalent shares outstanding that we used to calculate diluted net income per share includes:

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

      The following table presents the calculations of basic and diluted net income per common share (in thousands, except per share data):

                                                                            Three Months Ended
                                                                         ------------------------
                                                                                December 31,
                                                                         ------------------------
                                                                            2000          1999
                                                                         ---------     ----------
        Basic net income per common share:
        Weighted average common shares outstanding................          18,132         17,602
                                                                         =========     ==========
        Net income................................................       $       7     $    2,522
                                                                         =========     ==========
        Basic net income per common share.........................       $    0.00     $     0.14
                                                                         =========     ==========
        Diluted net income per common share:
        Weighted average common shares outstanding................          18,132         17,602
        Common share equivalents:
          Convertible preferred stock.............................           1,750          1,750
          Common stock options....................................             143            263
          Common stock warrants...................................              --            166
                                                                         ---------     ----------
        Weighted average common shares and common equivalent
           shares outstanding.....................................          20,025         19,781
                                                                         =========    ===========
        Net income................................................       $       7     $    2,522
                                                                         =========     ==========
        Diluted net income per common share.......................       $    0.00     $     0.13
                                                                         =========     ==========

(3)  Comprehensive Income (Loss)

      The components of comprehensive income (loss) were as follows (in thousands):

                                                                            Three Months Ended
                                                                         ------------------------
                                                                                December 31,
                                                                         ------------------------
                                                                            2000          1999
                                                                         ---------     ----------
        Net income                                                       $       7     $    2,522
        Other comprehensive loss, net of income taxes:
          Foreign currency translation                                        (125)            --
          Interest rate hedge                                                  (74)            --
                                                                         ---------     ----------
        Comprehensive income (loss)                                      $    (192)    $    2,522
                                                                         =========     ==========

(4)  Financial Instruments

      In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including some derivative instruments which are embedded in other contracts, and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure the instruments at fair value. On October 1, 2000, we adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

     During fiscal 2000, we entered into an interest rate swap arrangement, which is a derivative financial instrument, with a bank. The purpose of the interest rate swap arrangement is to reduce our exposure to interest rate fluctuations by converting variable rate interest payments to fixed rate interest payments on a portion of the outstanding balance under our term loan. Under the terms of the interest rate swap arrangement, we have agreed to pay the bank a fixed rate of 7.0% on a decreasing notional principal amount in exchange for a variable rate payment based on three month LIBOR, which at December 31, 2000 was 6.44%. The term of the hedge is through December 31, 2001. Upon adoption of SFAS No. 133, we determined that the interest rate swap was an effective hedge and recorded the hedge as a liability of $69,000 on our balance sheet. At December 31, 2000, the hedge had a liability of $121,000. We recognized no gain or loss related to this swap during the three months ended December 31, 2000. Because this is an effective hedge, we recorded $74,000, net of income taxes, in accumulated other comprehensive loss, which is presented as a separate component of shareholder's equity.

(5)  Restructuring and Acquisition Costs

     During fiscal 2000 in connection with the acquisition of Pivotpoint and a change in product strategy, we recorded restructuring and acquisition costs of $13.3 million. The major components of the restructuring and acquisition costs in fiscal 2000 and the remaining accrual at December 31, 2000 are as follows (in thousands):

                                                                                       Amounts
                                                                                     Utilized in        Accrued
                                                                       Fiscal 2000   Fiscal 2000  Restructuring Cost
                                                                          Costs       and 2001     December 31, 2000
                                                                       -----------   -----------  ------------------
        Employee severance and related costs:
             Acquisition related.....................................   $    150      $    (150)        $     --
             Change in product strategy..............................      1,003           (848)             155
        Exit costs (for terminated contracts)........................        919           (606)             313
        Costs of abandonment of excess space.........................        972           (155)             817
        Non-cash asset write-offs:
             Acquisition related write-offs of purchased software and
                other assets.........................................      6,428         (6,428)              --
             In-process research and development costs...............      1,400         (1,400)              --
             Change in product strategy..............................      2,406         (2,406)              --
                                                                         -------       ---------         -------
                                                                         $13,278       $(11,993)         $ 1,285
                                                                         =======       =========         =======

(6)  Income Taxes

      The actual income tax expense for the three months ended December 31, 2000 differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense principally because of the effect of amortization of goodwill that is not deductible for income tax purposes. We are amortizing goodwill, primarily from the acquisition of Pivotpoint, over five years. Accordingly, we expect our effective tax rate to differ from the federal statutory rate while we record amortization of goodwill that is not deductible for income tax purposes. Other principal items that affect our effective income tax rate include income tax credits and state and foreign income taxes.

(7)  Restricted Stock Compensation

      On November 8, 2000, we granted restricted stock to certain officers and employees pursuant to our 1998 Long-Term Incentive Plan. Restricted stock are shares of common stock granted outright without cost to the officer or employee. The shares, however, are restricted in that they may not be sold or otherwise transferred by the officer or employee until they vest, generally after the end of three years. If the officer's or employee's employment is terminated prior to the vesting date for any reason other than death or retirement, the restricted stock generally will be forfeited by the officer or employee and will be returned to us. After the shares have vested, they become unrestricted and may be transferred and sold like any other shares of our common stock.

      We recognize compensation expense over the vesting period based on the grant date fair value of the restricted stock. We recorded compensation expense of $98,000 during the three months ended December 31, 2000 related to all outstanding shares of restricted stock. Restricted stock compensation, which represents compensation expense attributable to future periods, is presented as a separate component of shareholders' equity.

(8)  Operating Segments and Geographic Information

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," defines operating segments as components of an enterprise about which separate financial data are available and are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker, for this purpose, is our president and chief executive officer who acts with the support of other executive officers and vice presidents. We have primarily one operating segment that consists of developing, marketing, licensing and supporting business software that is marketed and delivered to manufacturing enterprises worldwide. Our principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of the United States include Europe, Middle East and Africa, or EMEA; Latin America and Asia Pacific, or LAAP; and Canada.

    We regularly prepare and evaluate separate financial information for each of our principal geographic areas, including 1) North America, 2) EMEA and 3) LAAP. In evaluating financial performance, we focus on operating profit as a measure of a geography's profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of some corporate expenses. We include our corporate division in the presentation of reportable segment information because some of the income and expenses of this division are not allocated separately to the operating segments.

      The following table includes interim financial information for the three months ended December 31, 2000 and 1999 related to our operating segments and geographic areas. The information presented below may not be indicative of results if the geographic areas were independent organizations (in thousands).

                                                   North
                                                  America       EMEA        LAAP       Corporate       Total
                                                  -------     --------    --------     ----------     -------
   Three Months Ended December 31, 2000:
   Revenues from unaffiliated customers........   $27,438     $  5,604    $  1,945     $       --     $34,987
                                                  =======     ========    ========     ==========     =======

   Income (loss) from operations...............   $ 4,902     $    965    $   (288)    $   (4,226)    $ 1,353
                                                  =======     ========    ========     ==========
   Interest income.............................                                                           201
   Interest expense............................                                                          (871)
                                                                                                      -------
   Income before income tax expense............                                                       $   683
                                                                                                      =======

   Three Months Ended December 31, 1999:
   Revenues from unaffiliated customers........   $21,727     $  6,812   $   1,986     $       --     $30,525
                                                  =======     ========    ========     ==========     =======

   Income (loss) from operations...............   $ 3,764     $    771   $      48     $     (776)    $ 3,807
                                                  =======     ========    ========     ==========     =======
   Interest income.............................                                                           306
   Interest expense............................                                                           (12)
                                                                                                      -------
   Income before income tax expense............                                                       $ 4,101
                                                                                                      =======

(9)  Recently Issued Accounting Pronouncements

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes contained in "Item 1. Financial Statements" in Part I of this report. This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 as filed with the SEC. The cautionary statements made in that Form 10-K are applicable to all related forward-looking statements wherever they appear in this report.

Results of Operations

     We are a global developer of extended enterprise applications, or EEA, that focuses on manufacturing establishments in discrete and batch-process industries. We deliver collaborative e-business solutions to automate the manufacturing process, improve the coordination of organizational resources and enhance interaction with supply chain partners.

     We acquired Pivotpoint, Inc. on January 12, 2000 for $48.0 million in cash. This strategic acquisition enabled us to immediately expand our manufacturing solutions across multiple platforms. Our flagship solutions now include both XA and the acquired Point.Man product, two powerful extended enterprise applications that streamline business processes for manufacturing, customer service, engineering, supply chain planning and financials. The solutions support international and multi-site operations on a variety of platforms, including the IBM eServer iSeries 400, Windows NT, UNIX and Linux. We also offer Thru-Put, a supply chain management system, and TeamWeRX, a series of e-business applications designed to enable companies to link members of their supply chain to send and receive valuable real-time information to improve business decision-making at all levels.

     As a result of our acquisition of the Pivotpoint business, our services revenue and cost of services revenue have become more significant and our methods of selling our products have changed as follows:

     . Our mix of revenue between license revenue and services revenue has changed. Services revenue has increased as a percentage of total revenue for the three months ended December 31, 2000 and may continue to increase as a percentage of total revenue in future periods because we now have a group of employee consultants that perform implementation and customization services.

     . Our cost of services revenue has increased and may continue to increase in future periods. Prior to the acquisition of Pivotpoint, our cost of services revenue principally included the costs of providing customer support. Following the acquisition, our cost of services revenue includes these costs plus 1) the additional costs of providing customer support for Point.Man, Thru-Put, and the other products of the acquired Pivotpoint business; and 2) the costs associated with maintaining a group of employee consultants.

     . Our mix of selling and marketing expenses has changed and may continue to change in future periods. In addition to selling our products through our affiliates who sell on a commission basis, we now employ a small direct sales force. Although we are working to integrate the activities of our direct sales force and our affiliates, a higher proportion of our total selling and marketing expenses is now fixed.

      Furthermore, our results of operations for the current period were, and future periods may be, negatively affected by the following items related to our acquisition of Pivotpoint in January 2000:

     . A significant portion of the total purchase price was allocated to goodwill and other intangible assets, which will negatively impact future operating results through the recognition of additional amortization expense. Amortization of goodwill is presented in a separate line item in the statement of operations while amortization of acquired technology and other intangible assets is included in cost of license revenue.

     . We financed a significant portion of the total purchase price with borrowings from a syndicate of banks. Interest expense and principal repayments associated with these borrowings has had, and will continue to have, a negative impact on our earnings and cash flows while the debt is outstanding.

     . We have incurred and will continue to incur incremental operating expenses associated with the acquired Pivotpoint business.


     Three Months Ended December 31, 2000 Versus Three Months Ended December 31, 1999

      Summary. Because we accounted for the acquisition of Pivotpoint as a purchase, our results for periods prior to the acquisition date, including those for the three months ended December 31, 1999, do not include the results of operations for Pivotpoint. For the three months ended December 31, 2000, we reported net income of $7,000, or $0.00 per share (diluted). Before amortization of goodwill, our earnings for the three months ended December 31, 2000 were $1.9 million after income tax expense, or $0.10 per share (diluted). For the three months ended December 31, 1999, we reported net income of $2.5 million, or $0.14 per share (diluted).

      The following table presents our statements of operations data as a percentage of total revenue for the three months ended December 31, 2000 and December 31, 1999:

                                                     Three Months Ended
                                                         December 31,
                                                ----------------------------
                                                     2000           1999
                                                     ----           ----
Revenue:
   License.................................           37.5%          47.4%
   Services................................           62.5           52.6
                                                     -----          -----
     Total revenue.........................          100.0          100.0
                                                     =====          =====
Operating expenses:
   Cost of license revenue.................           11.3           10.9
   Cost of services revenue................           24.2           19.2
   Selling and marketing...................           30.5           35.6
   Product development.....................           14.0           13.8
   General and administrative..............            9.4            8.0
   Amortization of goodwill................            6.7             --
                                                     -----          -----
     Total operating expenses..............           96.1           87.5
                                                     -----          -----
Income from operations.....................            3.9           12.5
Interest income............................            0.6            1.0
Interest expense...........................           (2.5)          (0.0)
                                                     -----          -----
Income before income tax
   expense.................................            2.0           13.5
Income tax expense.........................           (2.0)          (5.2)
                                                     -----          -----
Net income.................................            0.0%           8.3 %
                                                     =====          =====

     Revenue. The following table shows information about our license revenue and our services revenue during the three months ended December 31, 2000 and December 31, 1999:

                                                 Three Months Ended
                                                    December 31,
                                                --------------------
                                                                        Change From
                                                 2000         1999      Prior Year
                                                 ----         ----      ----------
                                               (Dollars in thousands)
License revenue............................  $  13,118     $  14,480        (9.4)%
As a percentage of total revenue...........       37.5%         47.4%

Services revenue...........................  $  21,869     $  16,045         36.3%
As a percentage of total revenue...........       62.5%         52.6%

Total revenue..............................  $  34,987     $  30,525         14.6%

     The $1.4 million decrease in license revenue during the three months ended December 31, 2000 compared to the same period in the prior year resulted from a lower volume of product sales to new and existing XA customers offset by additional license revenue from the sale of Point.Man, Thru-Put, and other products of the acquired Pivotpoint business. We believe, the increasingly evident potential of e-business is continuing to cause our manufacturing customers to further delay difficult IT purchasing decisions and thus lengthen the sales cycle for our extended enterprise applications and e-business offerings. In addition, we believe that the current economic uncertainty has delayed some buying decisions.

     Services revenue increased by $5.8 million during the three months ended December 31, 2000 compared to the same period in the prior year due principally to additional maintenance, consulting and other services revenue generated by the acquired Pivotpoint business.

     Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and the Asia Pacific regions, or LAAP. During the three months ended December 31, 2000, we realized a larger percentage of license revenue and services revenue in the North American region, compared to the three months ended December 31, 1999, primarily due to sales volume of the acquired Pivotpoint products in that region. The following table shows the percentage of license revenue, services revenue, and total revenue contributed by each of our primary geographic markets:

                                               License Revenue        Services Revenue       Total Revenue
                                              Three Months Ended     Three Months Ended    Three Months Ended
                                                 December 31,           December 31,          December 31,
                                             --------------------   --------------------  --------------------
                                               2000        1999        2000        1999      2000       1999
                                               ----        ----        -----       ----      ----       ----
North America..............................     79.1%      71.2%       78.0%       71.1%     78.4%      71.2%
EMEA.......................................     15.2%      24.1%       16.5%       20.7%     16.0%      22.3%
LAAP.......................................      5.7%       4.7%        5.5%        8.2%      5.6%       6.5%
                                               ------     ------      ------      ------    ------     ------
      Total................................    100.0%     100.0%      100.0%      100.0%    100.0%     100.0%
                                               ======     ======      ======      ======    ======     ======

Additional information about our operations in these geographic areas is presented in Note 8 of the notes to our condensed consolidated financial statements contained in "Item 1. Financial Statements" in Part I of this report.

     Cost of License Revenue. The following table shows information about our cost of license revenue during the three months ended December 31, 2000 and December 31, 1999:

                                                 Three Months Ended
                                                     December 31,
                                              -----------------------
                                                                        Change From
                                                 2000         1999      Prior Year
                                                 ----         ----      ----------
                                               (Dollars in thousands)
Cost of license revenue....................    $ 3,955    $  3,335         18.6%
As a percentage of license revenue.........       30.2%       23.0%
As a percentage of total revenue...........       11.3%       10.9%

     Cost of license revenue increased by $620,000 during the three months ended December 31, 2000 compared to the same period in the prior year primarily as a result of an increase in product royalty expense due to a change in the mix of products sold, including a higher percentage of products developed by third parties to whom we pay a royalty. Product royalties as a percentage of license revenue increased to 15.4% for the three months ended December 31, 2000 from 9.3% for the same period last year. We expect that cost of license revenue will vary from period to period based on the mix of products licensed between internally developed products and third party-developed products. Consequently, the cost of license revenue did not decrease in proportion to the decrease in license revenue but rather increased as a percentage of both license revenue and total revenue.

     Cost of Services Revenue. The following table shows information about our cost of services revenue during the three months ended December 31, 2000 and December 31, 1999:

                                                 Three Months Ended
                                                     December 31,
                                              -----------------------
                                                                        Change From
                                                 2000         1999      Prior Year
                                                 ----         ----      ----------
                                               (Dollars in thousands)
Cost of services revenue...................     $ 8,481   $  5,848         45.0%

As a percentage of services revenue........        38.8%      36.5%
As a percentage of total revenue...........        24.2%      19.2%

     The $2.6 million increase in cost of services revenue during the three months ended December 31, 2000 compared to the same period in the prior year is principally attributable to (1) the additional costs of providing customer support for Point.Man, Thru-Put, and the other products of the acquired Pivotpoint business, and (2) the costs associated with maintaining a larger internal consulting staff related to the acquired products.

     Selling and Marketing Expenses. The following table shows information about our selling and marketing expenses during the three months ended December 31, 2000 and December 31, 1999:

                                                 Three Months Ended
                                                     December 31,
                                              -----------------------
                                                                        Change From
                                                 2000         1999      Prior Year
                                                 ----         ----      ----------
                                               (Dollars in thousands)
Selling and marketing expenses.............   $  10,664   $ 10,873         (1.9)%
As a percentage of total revenue...........        30.5%      35.6%

     Selling and marketing expenses decreased by $209,000 during the three months ended December 31, 2000 compared to the same period in the prior year primarily as a result of a decrease in commissions earned by affiliates due to the decrease in license revenue. The decrease in affiliate commissions was offset by an increase in payroll and related expenses for personnel associated with the selling and marketing functions of the acquired Pivotpoint business and maintaining a larger direct sales force.

     Product Development Expenses. The following table shows information about our product development expenses during the three months ended December 31, 2000 and December 31, 1999:

                                                 Three Months Ended
                                                     December 31,
                                              -----------------------
                                                                        Change From
                                                 2000         1999      Prior Year
                                                 ----         ----      ----------
                                               (Dollars in thousands)
Product development costs..................    $ 5,358    $   4,963          8.0%
Software translation costs.................        566          412         37.4%
                                               -------    ---------
         Total.............................      5,924        5,375         10.2%
                                               -------    ---------
Less:
Capitalized product development costs......       (830)        (943)      (12.0)%
Capitalized software translation costs.....       (208)        (220)       (5.5)%
                                               -------    ---------
                                                (1,038)      (1,163)      (10.8)%
                                               -------    ---------
Product development expenses...............    $ 4,886    $   4,212         16.0%
                                               =======    =========
As a percentage of total revenue...........       14.0%        13.8%

     Spending on product development activities increased 10.2% during the three months ended December 31, 2000 compared to the same period in the prior year. During fiscal 2000, we discontinued our product development efforts to re-engineer our XA software applications to the Windows NT server platform. In addition, we decreased our number of development personnel due to a change in our product strategy. Cost savings from these actions were more than offset by the added costs of our new development organization for the acquired products of Pivotpoint and our increasing focus on e-business. Software translation costs, which increased during the three months ended December 31, 2000 compared to the same period in the prior year, are typically project related, and the timing of those expenditures is subject to change from period to period. Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period.

     General and Administrative Expenses. The following table shows information about our general and administrative expenses during the three months ended December 31, 2000 and December 31, 1999:

                                                 Three Months Ended
                                                     December 31,
                                              -----------------------
                                                                        Change From
                                                 2000         1999      Prior Year
                                                 ----         ----      ----------
                                               (Dollars in thousands)
General and administrative expenses........    $  3,303   $  2,450         34.8%
As a percentage of total revenue...........         9.4%       8.0%

     General and administrative expenses increased by $853,000 during the three months ended December 31, 2000 compared to the same period the prior year primarily due to the added general and administrative costs of the acquired Pivotpoint business.

     Amortization of Goodwill. We completed two acquisitions during fiscal 2000, both of which were treated as purchase business combinations for accounting purposes. Total goodwill recorded in these transactions was $46.8 million, which we are amortizing over five years. Goodwill amortization for the three months ended December 31, 2000 was $2.3 million.

     Interest Income and Interest Expense. The following table shows information about our interest income and interest expense during the three months ended December 31, 2000 and December 31, 1999:

                                                 Three Months Ended
                                                    December 31,
                                                 ------------------
                                                                                Change From
                                                 2000         1999               Prior Year
                                                 ----         ----               ----------
                                               (Dollars in thousands)
Interest income............................    $  201      $   306                 (34.3)%
Interest expense...........................      (871)         (12)                 > 100%
                                               ------      -------
Interest income (expense), net.............    $ (670)     $   294
                                               ======      =======
As a percentage of total revenue...........      (1.9)%        1.0%

     Interest income during the three months ended December 31, 2000 was less than interest income for the same period during the prior year principally due to a lower average balance of cash and cash equivalents, offset partially by an increase in interest rates. Interest income will continue to fluctuate as the average balance of cash and cash equivalents changes from period to period and as interest rates fluctuate.

     Interest expense increased significantly as a result of borrowings under the term loan portion of our bank credit facility, which were incurred to finance a portion of the purchase price of the Pivotpoint acquisition. Interest expense principally includes (1) interest on our term loan based on our lender's base rate or LIBOR plus a predetermined margin, (2) the difference between interest paid and interest received under our interest swap arrangement, (3) commitment fees on the unused portion of our revolving credit facility and (4) amortization of debt issuance costs. Taking into effect the interest rate swap and excluding the amortization of debt issue costs, the effective annual interest rate on our term loan for the three months ended December 31, 2000 was 10.8%.

     Income Tax Expense. The following table shows information about our income tax expense during the three months ended December 31, 2000 and December 31, 1999:

                                                 Three Months Ended
                                                    December 31,
                                                 ------------------
                                                                        Change From
                                                 2000         1999      Prior Year
                                                 ----         ----      ----------
                                               (Dollars in thousands)
Income before income tax expense...........   $  683      $ 4,101          (83.4)%
Income tax expense.........................      676        1,579          (57.2)%
Effective income tax rate..................     99.0%        38.5%
As a percentage of total revenue...........      2.0%         5.2%

     The actual income tax expense for the three months ended December 31, 2000 differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense principally because of the effect of amortization of goodwill that is not deductible for income tax purposes. We are amortizing goodwill primarily from the acquisition of Pivotpoint over five years. Accordingly, we expect our effective tax rate to be higher than the federal statutory rate while we record amortization of goodwill that is not deductible for income tax purposes. Other items that affected our effective tax rate during the three months ended December 31, 2000 and 1999 include principally income tax credits and state and foreign income taxes.

Restructuring and Acquisition Costs Related to Pivotpoint Acquisition and Change in Product Strategy

     During fiscal 2000, in connection with the acquisition of Pivotpoint and a change in product strategy, we recorded restructuring and acquisition costs of $13.3 million. The major components of the restructuring and acquisition costs in fiscal 2000 and the remaining accrual at December 31, 2000 are as follows:

                                                                                      Amounts
                                                                                    Utilized in         Accrued
                                                                       Fiscal 2000  Fiscal 2000   Restructuring Costs
                                                                          Costs      and 2001      December 31, 2000
                                                                       ----------    --------      -----------------
                                                                                    (In thousands)
        Employee severance and related costs:
             Acquisition related.....................................    $   150    $   (150)              $    --
             Change in product strategy..............................      1,003        (848)                  155
        Exit costs (for terminated contracts)........................        919        (606)                  313
        Costs of abandonment of excess space.........................        972        (155)                  817
        Non-cash asset write-offs:
             Acquisition related write-offs of purchased software and
                other assets.........................................      6,428      (6,428)                   --
             In-process research and development costs...............      1,400      (1,400)                   --
             Change in product strategy..............................      2,406      (2,406)                   --
                                                                         -------    --------               -------
                                                                         $13,278    $(11,993)              $ 1,285
                                                                         =======    ========               =======

Liquidity and Capital Resources

     The following tables show information about our cash flows during the three months ended December 31, 2000 and December 31, 1999 and selected balance sheet data as of December 31, 2000 and September 30, 2000. You should read these tables and the discussion that follows in conjunction with our condensed consolidated statements of cash flows and balance sheets contained in "Item 1. Financial Statements" in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 as filed with the SEC.

                                                                                    Summary of Cash Flows
                                                                                 --------------------------
                                                                                     Three Months Ended
                                                                                        December 31,
                                                                                 --------------------------
                                                                                     2000         1999
                                                                                   --------     --------
                                                                                       (In thousands)
Net cash provided by operating activities before changes in operating assets
   and liabilities.............................................................    $  6,730     $  5,718
Increase in operating assets and liabilities...................................         427          311
                                                                                   --------     --------
Net cash provided by operating activities......................................       7,157        6,029
Net cash used for investing activities.........................................      (1,434)      (3,001)
Net cash provided by (used for) financing activities...........................      (4,295)         865
                                                                                   --------     --------
   Net increase in cash and cash equivalents...................................    $  1,428     $  3,893
                                                                                   ========     ========

                                                                                     Balance Sheet Data
                                                                                 --------------------------
                                                                                 December 31, September 30,
                                                                                     2000         2000
                                                                                   --------     --------
                                                                                      (In thousands)
Cash and cash equivalents......................................................    $ 13,603     $ 12,175
Working capital (deficit)......................................................     (26,211)     (28,403)
Working capital (excluding deferred revenue)...................................       9,713        7,578
Total assets...................................................................     129,368      136,939
Total long-term debt, including current portion................................      24,500       29,000
Total shareholders' equity.....................................................      32,622       32,444

    Operating Activities

     We fund our operations and capital expenditures primarily with cash generated from operating activities. The changes in net cash provided by operating activities generally reflect the changes in net income plus the effect of changes in working capital. Changes in working capital, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

     We generated $7.2 million in cash flows from operating activities during the three months ended December 31, 2000 compared to $6.0 million in cash flows from operating activities during the three months ended December 31, 1999. The decrease in net income to $7,000 for the three months ended December 31, 2000 compared to $2.5 million for the three months ended December 31, 1999 was offset by a $3.5 million increase in non-cash items, primarily due to increased amortization of goodwill and a $616,000 change in deferred income taxes.

     Significant changes in operating assets and liabilities during the three months ended December 31, 2000 compared to the same period in the prior year include (1) a $1.3 million decrease in accounts receivable attributable to lower revenues during the quarter, (2) a $2.6 million decrease in prepaid expenses and other current assets primarily related to the receipt of a $2.4 million refund of taxes and interest from the Internal Revenue Service as a result of the settlement of an IRS examination, and (3) a $3.4 million decrease in accounts payable and accrued expenses and other current liabilities resulting primarily from the timing of cash payments.

    Investing and Financing Activities

     For the three months ended December 31, 2000 compared to the same period in the prior year, we decreased spending for property and equipment by $574,000, additions to computer software by $125,000 and purchases of computer software by $691,000.

     The nature and amounts of net cash flows from financing activities during the three months ended December 31, 2000 were comparable to those in the prior year period, except for payments made under our term loan. In January 2000, we borrowed $40.0 million under the term portion of our bank credit facility to finance a portion of the purchase price of the Pivotpoint business. During the three months ended December 31, 2000, we repaid $4.5 million of this term loan.

     In connection with the October 2000 amendment of our bank credit facility, the revolving credit portion of the bank credit facility was suspended pending future reinstatement based upon mutually acceptable terms. If the revolving credit portion is reinstated, we then would be able to borrow up to $10.0 million under the revolving credit loan, subject to certain limitations.

     We do not have any current plans or commitments for any significant capital expenditures.

     We believe that cash and cash equivalents on hand as of December 31, 2000, together with cash flows from operating activities, will be sufficient for us to maintain our operations for at least the next 12 months.

Recently Adopted Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including some derivative instruments which are embedded in other contracts, and for hedging activities. The statement requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure the instruments at fair value. On October 1, 2000, we adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

     During fiscal 2000, we entered into an interest rate swap arrangement, which is a derivative financial instrument, with a bank. The purpose of the interest rate swap arrangement is to reduce our exposure to interest rate fluctuations by converting variable rate interest payments to fixed rate interest payments on a portion of the outstanding balance under our term loan. Under the terms of the interest rate swap arrangement, we have agreed to pay the bank a fixed rate of 7.0% on a decreasing notional principal amount in exchange for a variable rate payment based on three month LIBOR, which at December 31, 2000 was 6.44%. The term of the hedge is through December 31, 2001. Upon adoption of SFAS No. 133, we determined that the interest rate swap was an effective hedge and recorded the hedge as a liability of $69,000 on our balance sheet. At December 31, 2000, the hedge had a liability of $121,000. We recognized no gain or loss related to this swap during the three months ended December 31, 2000. Because this is an effective hedge, we recorded $74,000, net of income taxes, in accumulated other comprehensive loss, which is presented as a separate component of shareholder's equity.

Recently Issued Accounting Pronouncements

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

  Foreign Currency Exchange Rate Risk

   Our foreign operations, primarily those in Western Europe, involve financial transactions that are denominated in foreign currencies. From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We did not enter into any forward exchange contracts or purchase options during the three months ended December 31, 2000 and December 31, 1999 nor did we have any open forward exchange contracts or options at December 31, 2000 or September 30, 2000. As our foreign operations increase, our business, financial condition and results of operations could be adversely affected by future changes in foreign currency exchange rates.

   Interest Rate Sensitivity

     The table below presents information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates at December 31, 2000, including our long-term debt obligation and our interest rate swap arrangement. For our long-term debt obligation, the table presents principal cash flows and related weighted average interest rates by expected maturity dates based on the scheduled principal payments. For our interest rate swap arrangement, the table presents average notional principal amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swap arrangement. Weighted average variable rates are based on implied forward rates in the Eurodollar futures curve for three-month LIBOR at the reporting date.

                                                       Fiscal Year of Maturity
                                                    ----------------------------
                                                   2001          2002        2003         Total       Fair Value
                                                   ----          ----        ----      -----------    ----------
                                                                     (Dollars in thousands)
                Liabilities
       ------------------------------
Long-term debt.............................      $   5,838    $  12,309    $   6,353    $   24,500    $   24,500
Average variable interest rate.............           5.34%        5.35%        5.64%           --

             Interest Rate Swap
       ------------------------------
Average notional principal amount..........      $  12,588    $   8,750           --            --    $      121
Fixed pay interest rate....................           7.00%        7.00%          --            --
Average receive variable interest rate.....           5.34%        5.35%          --            --

     We believe that the fair value of our long-term debt is equal to its book value because our long-term debt is with a bank and not publicly traded and because the underlying variable interest rate is adjusted every three months.

PART II: OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     No.          Description
     ---          -----------

     21           Subsidiaries

(b)  Reports on Form 8-K

      None.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2001.

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

 21                 Subsidiaries