Form 10-Q
period 2001-03-31
MAPICS INC
filed 2001-05-10
CIK 848551

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q
                                _______________

(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2001

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

  The number of shares of the registrant's common stock outstanding at May 4, 2001 was 18,248,263.

================================================================================

                                 MAPICS, Inc.
                         Quarterly Report on Form 10-Q
                 For the Quarterly Period Ended March 31, 2001

                               TABLE OF CONTENTS

Item                                                                       Page
Number                                                                    Number
------                                                                    ------

                           PART I - FINANCIAL INFORMATION

  1.  Financial Statements:

      Condensed Consolidated Balance Sheets as of March 31, 2001
       and September 30, 2000.............................................   3

      Condensed Consolidated Statements of Operations for the Three
       Months and Six Months Ended March 31, 2001 and 2000................   4

      Condensed Consolidated Statements of Cash Flows for the Six
       Months Ended March 31, 2001 and 2000...............................   5

      Notes to Condensed Consolidated Financial Statements................   6

  2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations..........................................  11

  3.  Quantitative and Qualitative Disclosures About Market Risk..........  19

                              PART II - OTHER INFORMATION

  4.  Submission of Matters to a Vote of Security Holders.................  20

  5.  Other Information...................................................  20

  6.  Exhibits and Reports on Form 8-K....................................  21

      Signature...........................................................  22

      Exhibit Index.......................................................  23

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements

                         MAPICS, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                                           March 31,        September 30,
                                                                             2001               2000
                                                                          ----------        -------------
                                                                          (Unaudited)
                                   ASSETS
Current assets:
Cash and cash equivalents............................................      $ 17,208           $ 12,175
Accounts receivable, net of allowances of $2,734 at
 March 31, 2001 and $2,523 at September 30, 2000.....................        29,087             35,220
Prepaid expenses and other current assets............................         2,117              5,752
Deferred income taxes, net...........................................         1,782              1,700
                                                                           --------           --------
   Total current assets..............................................        50,194             54,847
Property and equipment, net..........................................         5,364              6,073
Computer software costs, net.........................................        18,840             19,646
Goodwill and other intangible assets, net............................        40,042             45,164
Other non-current assets, net........................................         8,585             11,209
                                                                           --------           --------
   Total assets......................................................      $123,025           $136,939
                                                                           ========           ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt....................................      $  9,015           $ 10,338
Accounts payable.....................................................         5,803              8,248
Accrued expenses and other current liabilities.......................        23,203             28,683
Deferred revenue.....................................................        36,935             35,981
                                                                           --------           --------
   Total current liabilities.........................................        74,956             83,250
Long-term debt.......................................................        12,706             18,662
Other non-current liabilities........................................         2,639              2,583
                                                                           --------           --------
   Total liabilities.................................................        90,301            104,495
                                                                           --------           --------

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; 1,000 shares authorized;
 Series D convertible preferred stock, 125 shares issued
   and outstanding (liquidation preference of $9,419)
   at March 31, 2001 and September 30, 2000..........................           125                125
 Series E convertible preferred stock, 50 shares issued
   and outstanding (liquidation preference of $3,768) at
   March 31, 2001 and September 30, 2000.............................            50                 50
Common stock, $.01 par value; 90,000 shares authorized;
 20,370 shares issued and 18,216 shares outstanding at
 March 31, 2001; 20,370 shares issued and 18,092
 shares outstanding at September 30, 2000............................           204                204
Additional paid-in capital...........................................        63,283             63,608
Accumulated deficit..................................................       (13,751)           (13,758)
Restricted stock compensation........................................          (888)              (704)
Accumulated other comprehensive loss.................................          (174)               ---
Treasury stock-at cost, 2,154 shares at March 31, 2001
 and 2,278 shares at September 30, 2000..............................       (16,125)           (17,081)
                                                                           --------           --------
   Total shareholders' equity........................................        32,724             32,444
                                                                           --------           --------
   Total liabilities and shareholders' equity........................      $123,025           $136,939
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

                         MAPICS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                Three Months Ended          Six Months Ended
                                                                     March 31,                 March 31,
                                                            --------------------------------------------------
                                                                2001          2000          2001         2000
                                                            -----------   -----------   -----------   ---------
Revenue:
 License....................................................   $10,884      $ 15,014      $24,002     $ 29,494
 Services...................................................    23,165        19,507       45,034       35,552
                                                               -------      --------      -------     --------
   Total revenue............................................    34,049        34,521       69,036       65,046
                                                               -------      --------      -------     --------

Operating expenses:
 Cost of license revenue....................................     4,115         4,238        8,070        7,573
 Cost of services...........................................     8,880         8,562       17,361       14,410
 Selling and marketing......................................     9,748        11,752       20,412       22,625
 Product development........................................     4,434         3,939        9,320        8,151
 General and administrative.................................     3,950         9,208        7,253       11,658
 Amortization of goodwill...................................     2,336         2,304        4,681        2,304
 Restructuring and acquisition costs........................       ---        11,078          ---       11,078
                                                               -------      --------      -------     --------
   Total operating expenses.................................    33,463        51,081       67,097       77,799
                                                               -------      --------      -------     --------

Income (loss) from operations...............................       586       (16,560)       1,939      (12,753)

Other:
 Interest income............................................       208           257          409          563
 Interest expense...........................................      (788)         (907)      (1,659)        (919)
                                                               -------      --------      -------     --------

Income (loss) before income tax expense (benefit)...........         6       (17,210)         689      (13,109)

Income tax expense (benefit)................................         6        (4,903)         682       (3,324)
                                                               -------      --------      -------     --------

Net income (loss)...........................................   $   ---      $(12,307)     $     7     $ (9,785)
                                                               =======      ========      =======     ========


Net income (loss) per common share (basic)..................   $  0.00      $  (0.69)     $  0.00     $  (0.55)
                                                               =======      ========      =======     ========

Weighted average number of common shares
 outstanding (basic)........................................    18,219        17,832       18,175       17,716
                                                               =======      ========      =======     ========


Net income (loss) per common share (diluted)................   $  0.00      $  (0.69)     $  0.00     $  (0.55)
                                                               =======      ========      =======     ========

Weighted average number of common shares and common
 equivalent shares outstanding (diluted)....................    20,080        17,832       20,053       17,716
                                                               =======      ========      =======     ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                          Six Months Ended
                                                                               March 31,
                                                                     ------------------------
                                                                        2001           2000
                                                                     ---------     ----------

Cash flows from operating activities:
Net income (loss)..............................................      $     7       $ (9,785)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depreciation..................................................        1,471          1,450
 Amortization of computer software costs.......................        3,559          3,687
 Amortization of goodwill and other intangible assets..........        5,115          2,650
 Amortization of debt issuance costs...........................          226            100
 Write-off of computer software costs..........................          ---          7,841
 Write-off of prepaid expenses.................................          ---          1,203
 Royalty contract obligations..................................          ---          3,791
 Provision for bad debts.......................................          514            554
 Deferred income taxes.........................................        2,287         (4,658)
 Other non-cash items, net.....................................          239            103
 Changes in operating assets and liabilities:
   Accounts receivable.........................................        5,619          6,502
   Prepaid expenses and other current assets...................        3,635           (421)
   Other non-current assets....................................          100           (397)
   Accounts payable............................................       (2,445)         1,988
   Accrued expenses and other current liabilities..............       (5,654)        (2,089)
   Deferred revenue............................................          954          2,690
                                                                     -------       --------
    Net cash provided by operating activities..................       15,627         15,209
                                                                     -------       --------
Cash flows from investing activities:
 Purchases of property and equipment...........................         (774)        (1,711)
 Additions to computer software costs..........................       (2,753)        (2,785)
 Purchases of computer software................................          ---         (1,062)
 Acquisitions, net of cash acquired............................            7        (47,123)
                                                                     -------       --------
    Net cash used for investing activities.....................       (3,520)       (52,681)
                                                                     -------       --------


Cash flows from financing activities:
 Proceeds from stock options exercised.........................           11          2,709
 Proceeds from employee stock purchases........................          265            224
 Proceeds from long-term debt..................................          ---         40,000
 Principal repayments of long-term debt........................       (7,279)        (7,720)
 Payment of debt issuance costs................................          (71)        (1,378)
                                                                     -------       --------
    Net cash (used for) provided by financing activities.......       (7,074)        33,835
                                                                     -------       --------


Net increase (decrease) in cash and cash equivalents...........        5,033         (3,637)
Cash and cash equivalents at beginning of period...............       12,175         21,351
                                                                     -------       --------
Cash and cash equivalents at end of period.....................      $17,208       $ 17,714
                                                                     =======       ========

 Supplemental Disclosure:
 During the six months ended March 31, 2000, non-cash investing activities included the assumption of $15.9 million of liabilities from acquisitions.

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

   The accompanying condensed financial statements are consolidated and consist of the condensed financial statements of MAPICS, Inc. and our subsidiaries. We eliminated all significant intercompany accounts and transactions in the consolidation. We have reclassified certain amounts in the September 30, 2000 condensed consolidated balance sheet to conform to the presentation in the March 31, 2001 condensed consolidated balance sheet.

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

  We operate on a fiscal year ending September 30th. The term "fiscal 2000" refers to our fiscal year ended September 30, 2000, and the term "fiscal 2001" refers to our fiscal year ending September 30, 2001. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

(2)  Computation and Presentation of Net Income (Loss) Per Common Share

   We apply SFAS No. 128, "Earnings Per Share," which requires us to present "basic" and "diluted" net income (loss) per common share for all periods presented in the statements of operations. We compute basic net income (loss) per common share, which excludes common share equivalents, by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

   We compute diluted net income (loss) per common share by dividing income available to common shareholders by the weighted average number of common shares and common equivalent shares outstanding. The weighted average number of common shares and common equivalent shares outstanding that we used to calculate diluted net income (loss) per share includes:

   .  the weighted average number of common shares outstanding; plus

   . the weighted average number of common equivalent shares from the assumed conversion of preferred stock and the assumed exercise of dilutive common stock options and common stock warrants.

   The following table presents the calculations of basic and diluted net income
(loss) per common share (in thousands, except per share data):

                                                                   Three Months Ended    Six Months Ended
                                                                       March  31,           March  31,
                                                                   -------------------  ------------------
                                                                      2001       2000      2001      2000
                                                                   -------   --------   -------   -------
    Basic net income (loss) per common share:
    Net income (loss)............................................  $  ---    $(12,307)  $     7   $(9,785)
                                                                   =======   ========   =======   =======
    Weighted average common shares outstanding...................   18,219     17,832    18,175    17,716
                                                                   =======   ========   =======   =======
    Basic net income (loss) per common share.....................  $  0.00   $  (0.69)  $  0.00   $ (0.55)
                                                                   =======   ========   =======   =======
    Diluted net income (loss) per common share:
    Net income (loss)............................................  $  ---    $(12,307)  $     7   $(9,785)
                                                                   =======   ========   =======   =======
    Weighted average common shares outstanding...................   18,219     17,832    18,175    17,716
    Common share equivalents:
     Convertible preferred stock.................................    1,750        ---     1,750       ---
     Common stock options........................................      111        ---       128       ---
                                                                   -------   --------   -------   -------
    Weighted average common shares and common equivalent
     shares outstanding..........................................   20,080     17,832    20,053    17,716
                                                                   =======   ========   =======   =======

    Diluted net income (loss) per common share...................  $  0.00   $  (0.69)  $  0.00   $ (0.55)
                                                                   =======   ========   =======   =======

   Because their inclusion would have an antidilutive effect on EPS, we excluded the average number of common share equivalents listed below from the computation of diluted EPS for the three months and six months ended March 31, 2000.

                                                              For the Periods Ended
                                                                 March 31, 2000
                                                        -------------------------------
                                                             Three             Six
                                                             Months           Months
                                                        --------------   --------------
                                                                 (In thousands)
Common share equivalents:
 Convertible preferred stock............................         1,750            1,750
 Common stock options...................................           913              605
 Common stock warrants..................................           566              332
                                                                 -----            -----
      Total.............................................         3,229            2,687
                                                                 =====            =====


(3)  Comprehensive Income (Loss)

   The components of comprehensive income (loss) were as follows (in thousands):

                                                                    Three Months Ended    Six Months Ended
                                                                        March 31,            March 31,
                                                                   --------------------  ------------------
                                                                     2001         2000     2001       2000
                                                                    -----     --------    -----    -------
Net income (loss)                                                   $ ---     $(12,307)   $   7    $(9,785)
Other comprehensive loss, net of income taxes:
  Foreign currency translation                                         66          ---      (59)       ---
  Interest rate hedge                                                 (41)         ---     (115)       ---
                                                                    -----     --------    -----    -------
Comprehensive income (loss)                                         $  25     $(12,307)   $(167)   $(9,785)
                                                                    =====     ========    =====    =======

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

   During fiscal 2000, we entered into an interest rate swap arrangement, which is a derivative financial instrument, with a bank. The purpose of the interest rate swap arrangement is to reduce our exposure to interest rate fluctuations by converting variable rate interest payments to fixed rate interest payments on a portion of the outstanding balance under our term loan. Under the terms of the interest rate swap arrangement, we have agreed to pay the bank a fixed rate of 7.0% on a decreasing notional principal amount in exchange for a variable rate payment based on three-month LIBOR, which at March 31, 2001 was 6.4%. The term of the hedge is through December 31, 2001. Upon adoption of SFAS No. 133, we determined that the interest rate swap was an effective hedge and recorded the hedge as a liability of $69,000 on our balance sheet. At March 31, 2001, the hedge had a liability of $187,000. We recognized no gain or loss related to this swap during the three months and six months ended March 31, 2001. Because this swap is considered an effective hedge, we recorded $41,000 and $115,000, net of income taxes, for the three months and six months ended March 31, 2001 in accumulated other comprehensive loss, which is presented as a separate component of shareholders' equity on our balance sheet.

(5)  Restructuring and Acquisition Costs

   During fiscal 2000 in connection with the acquisition of Pivotpoint, Inc. and a change in product strategy, we recorded restructuring and acquisition costs totaling $13.3 million. Total restructuring charges recognized by quarter during fiscal 2000 were as follows (in thousands):

                                                           Fiscal 2000
                                                              Costs
                                                          -------------
Three months ended December 31, 1999....................    $   ---
Three months ended March 31, 2000.......................     11,078
Three months ended June 30, 2000........................     (2,160)
Three months ended September 30, 2000...................      4,360
                                                            -------
                                                            $13,278
                                                            =======

   The major components of the restructuring and acquisition costs in fiscal 2000 and the remaining accrual at March 31, 2001 were as follows (in thousands):


                                                                                    Amounts
                                                                        Fiscal    Utilized in             Accrued
                                                                         2000     Fiscal 2000      Restructuring Costs at
                                                                        Costs       and 2001           March 31, 2001
                                                                      --------    ------------     ----------------------
Employee severance and related costs:
       Acquisition related.........................................   $   150        $   (150)             $---
       Change in product strategy..................................     1,003          (1,003)              ---
Exit costs (for terminated contracts)..............................       919            (856)               63
Costs of abandonment of excess space...............................       972            (313)              659
Non-cash asset write-offs:
       Acquisition related write-offs of purchased software and
          other assets.............................................     6,428          (6,428)              ---
       In-process research and development costs...................     1,400          (1,400)              ---
       Change in product strategy..................................     2,406          (2,406)              ---
                                                                      -------        --------              ----
                                                                      $13,278        $(12,556)             $722
                                                                      =======        ========              ====

(6) Long-Term Debt

   Our bank credit agreement currently provides for a $10 million revolving credit facility subject generally to the same provisions as our term loan. The revolving credit facility has a variable interest rate based on either the lender's base rate or LIBOR and matures on January 12, 2004. We have never borrowed any amounts under this revolving credit facility. In connection with the October 2000 amendment of our bank credit facility, the revolving credit facility was suspended pending future reinstatement based upon mutually acceptable terms. On May 4, 2001, the revolving credit facility was reinstated.

(7) Income Taxes

   The actual income tax expense for the three months and six months ended March 31, 2001 differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense principally because of the effect of amortization of goodwill that is not deductible for income tax purposes. We are amortizing goodwill, primarily from the acquisition of Pivotpoint, Inc. over five years. Accordingly, we expect our effective tax rate to differ from the federal statutory rate during those five years. Other items that affect our effective income tax rate include income tax credits and state and foreign income taxes.

(8)  Restricted Stock Compensation

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

   We recognize compensation expense over the vesting period based on the grant date fair value of the restricted stock. We recorded compensation expense of $63,000 and $161,000 during the three months and six months ended March 31, 2001 related to restricted stock. Restricted stock compensation, which represents compensation expense attributable to future periods, is presented as a separate component of shareholders' equity in the balance sheet.

(9)  Operating Segments and Geographic Information

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," defines operating segments as components of an enterprise about which separate financial data are available and are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker, for this purpose, is our president and chief executive officer who acts with the support of other executive officers and vice presidents. We have one operating segment that consists of developing, marketing, licensing and supporting business software that is marketed and delivered to manufacturing enterprises worldwide. Our principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of the United States include Europe, Middle East and Africa, or EMEA; Latin America and Asia Pacific, or LAAP; and Canada.

   We regularly prepare and evaluate separate financial information for each of our principal geographic areas, including 1) North America, 2) EMEA and 3) LAAP. In evaluating financial performance, we focus on operating profit as a measure of a geographic area's profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of some corporate expenses. We include our corporate division in the presentation of reportable segment information because some of the income and expenses of this division are not allocated separately to the operating segments.

   The following table includes interim financial information for the three months and six months ended March 31, 2001 and 2000 related to our operating segment by geographic area. The information presented below may not be indicative of results if the geographic areas were independent organizations (in thousands).

                                                     North
                                                    America         EMEA           LAAP         Corporate         Total
                                                  ------------  -------------  -------------  -------------  ---------------

Three Months Ended March 31, 2001:
Revenues from unaffiliated customers...........        $25,632        $5,849        $2,568       $    ---         $  34,049
                                                       =======        ======        ======       ========         =========

Income (loss) from operations..................        $ 3,984        $  848        $  161       $ (4,407)        $     586
                                                       =======        ======        ======       ========
Interest income................................                                                                         208
Interest expense...............................                                                                        (788)
                                                                                                                  ---------
Income before income tax expense...............                                                                   $       6
                                                                                                                  =========

Three Months Ended March 31, 2000:
Revenues from unaffiliated customers...........        $26,445        $5,255        $2,821       $    ---         $  34,521
                                                       =======        ======        ======       ========         =========

Income (loss) from operations..................        $ 3,906        $ (755)       $   20       $(19,731)         $(16,560)
                                                       =======        ======        ======       ========
Interest income................................                                                                         257
Interest expense...............................                                                                        (907)
                                                                                                                   --------
Loss before income tax expense.................                                                                    $(17,210)
                                                                                                                   ========
Six Months Ended March 31, 2001:
Revenue from unaffiliated customers............        $53,070       $11,453        $4,513       $    ---          $ 69,036
                                                       =======       =======        ======       ========          ========

Income (loss) from operations..................        $ 8,886       $ 1,813        $ (127)      $ (8,633)         $  1,939
                                                       =======       =======        ======       ========
Interest income................................                                                                         409
Interest expense...............................                                                                      (1,659)
                                                                                                                   --------
Income before income tax benefit...............                                                                    $    689
                                                                                                                   ========

Six Months Ended March 31, 2000:
Revenue from unaffiliated customers............        $48,172       $12,067        $4,807       $    ---          $ 65,046
                                                       =======       =======        ======       ========          ========

Income (loss) from operations..................        $ 7,670       $    16        $   69       $(20,508)         $(12,753)
                                                       =======       =======        ======       ========
Interest income................................                                                                         563
Interest expense...............................                                                                        (919)
                                                                                                                   --------
Loss before income tax expense.................                                                                    $(13,109)
                                                                                                                   ========


(10) Recently Issued Accounting Pronouncements

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes contained in "Item 1. Financial Statements" in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 as filed with the SEC. The following discussion and other sections of this report contain forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors, including, without limitation, the size and timing of license transactions, the effect of fluctuations in the economy and its effect on the manufacturing sector and our customers, the impact of competitive products and services, our relationship with our affiliates and suppliers, our ability to improve sales, our ability to manage costs and expenses, the availability of qualified resources, and the ability to develop and enhance products. We refer you to a discussion of these and other risks in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 as filed with the SEC. The cautionary statements made in that Form 10-K are applicable to all related forward-looking statements wherever they appear in this report.

Results of Operations

   We are a global developer of extended enterprise applications that focuses on manufacturing establishments in discrete and batch-process industries. Our solutions enable mid-market manufacturers around the world to compete better by streamlining their business processes, maximizing their organizational resources, and extending their enterprise beyond the four walls for secure collaboration with their value chain partners.

   We acquired Pivotpoint, Inc. on January 12, 2000 for $48.0 million in cash. This strategic acquisition enabled us to immediately expand our manufacturing solutions across multiple platforms. Our flagship solutions now include both XA and the acquired Point.Man product, two powerful enterprise resource planning
(ERP) foundations that streamline business processes for manufacturing, customer service, engineering, supply chain planning and financial reporting. The solutions support international and multi-site operations on a variety of platforms, including the IBM eServer iSeries 400, Windows NT, UNIX and Linux. We also offer Thru-Put, a supply chain management system, and TeamWeRX, a series of e-business applications designed to enable companies to link members of their supply chain to send and receive valuable real-time information to improve business decision-making at all levels.

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

   . We financed a significant portion of the total purchase price with borrowings from a syndicate of banks. Interest expense and principal repayments associated with these borrowings have had, and will continue to have, a negative impact on our earnings and cash flows while the debt is outstanding.

   . We have incurred and will continue to incur incremental operating expenses associated with the acquired Pivotpoint business.


Three Months and Six Months Ended March 31, 2001 Compared to Three Months and Six Months Ended March 31, 2000

   Summary. Our results of operations include the results of operations of Pivotpoint from January 12, 2000. Because the Pivotpoint acquisition was accounted for as a purchase, our results for the six months ended March 31, 2000 do not include the results of Pivotpoint for the period from October 1, 1999 to January 12, 2000, the acquisition date. Additionally, during the three months ended March 31, 2000, we recorded restructuring and acquisition costs of $11.1 million before income taxes, including the write-off of in-process research and development costs of $1.4 million; and we also took charges of $4.9 million before income taxes for the write-off of certain technology-related assets and other special items.

   For the three months and six months ended March 31, 2001, we reported net income of $0, or $0.00 per share, and $7,000, or $0.00 per share. Before amortization of goodwill, our earnings for the three months and six months ended March 31, 2001 were $1.5 million after income tax expense, or $0.07 per share (diluted), and $3.4 million after income tax expense, or $0.17 per share (diluted). For the three months and six months ended March 31, 2000, we reported a net loss of $12.3 million, or $0.69 per share, and $9.8 million, or $0.55 per share. Before special charges and amortization of goodwill, our earnings for the three months and six months ended March 31, 2000 were $640,000 after income tax expense, or $0.03 per share (diluted), and $3.2 million after income tax expense, or $0.15 per share (diluted).

   The following table presents our statements of operations data as a percentage of total revenue for the three months and six months ended March 31, 2001 and 2000:

                                                     Three Months Ended                   Six Months Ended
                                                         March 31,                           March 31,
                                                     --------------------                --------------------
                                                      2001           2000                 2001          2000
                                                     ------         -----                ------        ------
Revenue:
 License..................................            32.0 %         43.5 %               34.8 %         45.3 %
 Services.................................            68.0           56.5                 65.2           54.7
                                                     -----          -----                -----          -----
  Total revenue...........................           100.0          100.0                100.0          100.0
                                                     =====          =====                =====          =====
Operating expenses:
 Cost of license revenue..................            12.1           12.3                 11.7           11.6
 Cost of services revenue.................            26.1           24.8                 25.1           22.3
 Selling and marketing....................            28.6           34.0                 29.6           34.8
 Product development......................            13.0           11.4                 13.5           12.5
 General and administrative...............            11.6           26.7                 10.5           17.9
 Amortization of goodwill.................             6.9            6.7                  6.8            3.5
 Restructuring and acquisition costs......             0.0           32.1                  0.0           17.0
                                                     -----          -----                -----          -----
  Total operating expenses................            98.3          148.0                 97.2          119.6
                                                     -----          -----                -----          -----
Income (loss) from operations.............             1.7          (48.0)                 2.8          (19.6)
Interest income...........................             0.6            0.7                  0.6            0.9
Interest expense..........................            (2.3)          (2.6)                (2.4)          (1.4)
                                                     -----          -----                -----          -----
Income (loss) before income tax                        0.0          (49.9)                 1.0          (20.1)
 expense (benefit)........................
Income tax expense (benefit)..............             0.0          (14.2)                 1.0           (5.1)
                                                     -----          -----                -----          -----
Net income (loss).........................             0.0 %        (35.7)%                0.0 %        (15.0)%
                                                     =====          =====                =====          =====

   Revenue. The following table shows information about our license revenue and our services revenue during the three and six months ended March 31, 2001 and 2000:


                                                Three Months Ended                        Six Months Ended
                                                    March 31,                                 March 31,
                                               --------------------     Change From      --------------------     Change From
                                                 2001         2000       Prior Year         2001       2000        Prior Year
                                               -------      -------     -----------      -------      -------    -----------
                                              (Dollars in thousands)                    (Dollars in thousands)
License revenue............................     $10,884      $15,014        (27.5)%       $24,002      $29,494        (18.6)%
As a percentage of total revenue...........        32.0%        43.5%                        34.8%        45.3%

Services revenue...........................     $23,165      $19,507         18.8 %       $45,034      $35,552         26.7 %
As a percentage of total revenue...........        68.0%        56.5%                        65.2%        54.7%

Total revenue..............................     $34,049      $34,521         (1.4)%       $69,036      $65,046          6.1 %

   The decrease in license revenue of $4.1 million and $5.5 million during the three and six months ended March 31, 2001 resulted from a lower volume of XA product sales to new and existing customers off-set by additional license revenue from the sale of Point.Man, Thru-Put, and other products of the acquired Pivotpoint business. We believe that the decrease was primarily due to manufacturers delaying their plans to invest in enterprise applications because of the general slow down in the economy. However, we did benefit during the three months and six months ended March 31, 2001 from existing customers installing additional product offerings within our solutions.

   Services revenue increased 18.8% and 26.7% during the three and six months ended March 31, 2001. Services revenue has increased because we now have a larger base of customers using our maintenance and support services and because we now have a group of employee consultants that perform implementation and customization services. As a result of our acquisition of the Pivotpoint business in January 2000 and the slowing economy, we are experiencing a shift in our overall mix of revenues. Services revenue as a percentage of total revenue is 68.0% and 65.2% for the three and six months ended March 31, 2001. This percentage increase is a result of the higher services revenue generated and the decrease in license revenue.

   Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and the Asia Pacific regions, or LAAP. The following table shows the percentage of license revenue, services revenue, and total revenue contributed by each of our primary geographic markets for the three months ended March 31, 2001 and 2000:

                                                 License Revenue            Services Revenue           Total Revenue
                                                Three Months Ended         Three Months Ended        Three Months Ended
                                                    March 31,                  March 31,                 March 31,
                                             ------------------------  --------------------------  ----------------------
                                                 2001        2000            2001       2000          2001        2000
                                                -----       -----           -----      -----         -----       -----
North America..............................      67.5%       76.0%           78.9%      77.0%         75.3%       76.6%
EMEA.......................................      18.9%       13.2%           16.4%      16.8%         17.2%       15.2%
LAAP.......................................      13.6%       10.8%            4.7%       6.2%          7.5%        8.2%
                                                -----       -----           -----      -----         -----       -----
   Total...................................     100.0%      100.0%          100.0%     100.0%        100.0%      100.0%
                                                =====       =====           =====      =====         =====       =====

   During the three months ended March 31, 2001, license revenue generated by the North American region as a percentage of total license revenue decreased compared to the three months ended March 31, 2000. We believe that this decrease is principally a result of the general economic slow down and its effect on the manufacturing sector that has caused many manufacturers to delay licensing decisions. Services revenue in the North American region increased as a percentage of total services revenue for the three months ended March 31, 2001 as compared to the prior period due to increased maintenance services related to the acquired Pivotpoint products and increased consulting services for all our solutions.

   The following table shows the percentage of license revenue, services revenue and total revenue contributed by each of our primary geographic areas for the six months ended March 31, 2001 and 2000:

                                                 License Revenue            Services Revenue           Total Revenue
                                                 Six Months Ended           Six Months Ended          Six Months Ended
                                                    March 31,                  March 31,                 March 31,
                                             ------------------------  --------------------------  ----------------------
                                                 2001        2000            2001        2000          2001       2000
                                                -----       -----           -----       -----         -----      -----
North America..............................      73.8%       73.7%           78.5%       74.4%         76.9%      74.1%
EMEA.......................................      16.9%       18.5%           16.4%       18.6%         16.6%      18.6%
LAAP.......................................       9.3%        7.8%            5.1%        7.0%          6.5%       7.3%
                                                -----       -----           -----       -----         -----      -----
   Total...................................     100.0%      100.0%          100.0%      100.0%        100.0%     100.0%
                                                =====       =====           =====       =====         =====      =====

   During the six months ended March 31, 2001, we realized a larger percentage of total revenue in the North American region compared to the six months ended March 31, 2000, primarily due to higher services revenue of the acquired Pivotpoint products in that region.

   Additional information about our operations in these geographic areas is presented in Note (9) of the notes to our condensed consolidated financial statements contained in "Item 1. Financial Statements" in Part I of this report.

   Cost of License Revenue. The following table shows information about our cost of license revenue during the three months and six months ended March 31, 2001 and 2000:

                                               Three Months Ended      Change From          Six Months Ended        Change From
                                                   March 31,            Prior Year               March 31,           Prior Year
                                             -----------------------   -----------      ------------------------    ------------
                                                 2001        2000                             2001       2000
                                               --------    --------                         -------     -------
                                              (Dollars in thousands)                       (Dollars in thousands)
Cost of license revenue...................     $4,115      $4,238            (2.9)%         $8,070      $7,573           6.6%
As a percentage of license revenue........       37.8%       28.2%                            33.6%       25.7%
As a percentage of total revenue..........       12.1%       12.3%                            11.7%       11.6%

   Cost of license revenue includes product royalties paid to third party solution providers, amortization of computer software costs (including acquired technology) and amortization of other intangible assets. Cost of license revenue for the three months ended March 31, 2001 decreased slightly by $123,000 primarily as a result of a $327,000 one-time charge in the prior period to accelerate amortization on capitalized software translations costs off-set by an increase in product royalty expense due to an increased amount of third party products shipped.

  Excluding the aforementioned $327,000 one-time charge in the prior year, cost of license revenue increased $824,000 during the six months ended March 31, 2001 principally as a result of an increase in product royalty expense due to an increased amount of third party products shipped. Product royalties as a percentage of license revenue increased to 17.0% for the six months ended March 31, 2001 from 10.9% for the same period last year. We expect that cost of license revenue will vary from period to period based on the mix of products licensed between internally developed products and third-party developed products. Consequently, although license revenue decreased during the period, cost of license revenue increased.

  Cost of Services Revenue. The following table shows information about our cost of services revenue during the three months and six months ended March 31, 2001 and 2000:

                                                Three Months Ended                        Six Months Ended
                                                    March 31,                                 March 31,
                                               --------------------     Change From      --------------------     Change From
                                                 2001         2000       Prior Year        2001        2000        Prior Year
                                               -------      -------     -----------      --------     -------     -----------
                                              (Dollars in thousands)                    (Dollars in thousands)
Cost of services revenue..................      $8,880       $8,562           3.7%       $17,361      $14,410        20.5%
As a percentage of services revenue.......        38.3%        43.9%                        38.6%        40.5%
As a percentage of total revenue..........        26.1%        24.8%                        25.1%        22.3%

   The increase in cost of services revenue for the three months and six months ended March 31, 2001 is principally attributable to the additional costs of providing support for the acquired products of the Pivotpoint business and the costs associated with maintaining a larger consulting staff. Prior to the acquisition of Pivotpoint, our cost of services revenue principally included the costs of providing customer support. As a result of the acquisition, our consulting staff increased and we now provide increased consulting and implementation services for many of our solutions.

   Selling and Marketing Expenses. The following table shows information about our selling and marketing expenses during the three months and six months ended March 31, 2001 and 2000:

                                                Three Months Ended                        Six Months Ended
                                                    March 31,                                 March 31,
                                               --------------------     Change From      --------------------     Change From
                                                 2001         2000       Prior Year         2001       2000        Prior Year
                                               -------      -------     -----------      -------      -------     -----------
                                              (Dollars in thousands)                    (Dollars in thousands)
Selling and marketing expenses............      $9,748      $11,752         (17.1)%      $20,412      $22,625        (9.8)%
As a percentage of total revenue..........        28.6%        34.0%                        29.6%        34.8%

   Selling and marketing expenses decreased for the three months and six months ended March 31, 2001 by $2.0 million and $2.2 million. The decreased expenses were primarily related to reductions of affiliate fees and sales commissions for our direct sales force as a result of the lower license revenues for the periods. These reductions were partially off-set by an increase in marketing program expense.

   Product Development Expenses. The following table shows information about our product development expenses during the three months and six months ended March 31, 2001 and 2000:


                                                Three Months Ended                        Six Months Ended
                                                    March 31,                                 March 31,
                                               --------------------     Change From      --------------------     Change From
                                                 2001         2000       Prior Year         2001       2000        Prior Year
                                               -------      -------     -----------      -------      -------    ------------
                                              (Dollars in thousands)                    (Dollars in thousands)
Product development costs.................     $ 5,426      $ 4,959          9.4%          $10,783     $ 9,921         8.7 %
Software translation costs................         723          603         19.9%            1,290       1,015        27.1 %
                                               -------      -------                        -------     -------
       Total spending.....................       6,149        5,562         10.6%           12,073      10,936        10.4 %
                                               -------      -------                        -------     -------
Less:
Capitalized product development costs.....      (1,298)      (1,227)         5.8%           (2,128)     (2,170)       (1.9)%
Capitalized software translation costs....        (417)        (396)         5.3%             (625)       (615)        1.6 %
                                               -------      -------                        -------     -------
       Total capitalization...............      (1,715)      (1,623)         5.7%           (2,753)     (2,785)       (1.1)%
                                               -------      -------                        -------     -------
       Product development expenses.......     $ 4,434      $ 3,939         12.6%          $ 9,320     $ 8,151        14.3 %
                                               =======      =======                        =======     =======

Total spending as a percentage of
     total revenue........................        18.1%        16.1%                          17.5%      16.8%
Product development expense as
     a percentage of total revenue........        13.0%        11.4%                          13.5%      12.5%

   Total spending on product development activities increased 10.6% and 10.4% for the three and six months ended March 31, 2001. The increases were due to our continued focus on e-business and the added costs of our new development organizations for the acquired products of Pivotpoint. This increase in cost was off-set by actions we took in fiscal year 2000 when we discontinued our product development efforts to re-engineer our XA software applications to the Windows NT server platform and decreased our number of development personnel because of a change in our product strategy. Software translation costs, which increased for both the three and six months ended March 31, 2001, are typically project related, and the timing of those expenditures is subject to change from period to period.

   Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period.

   General and Administrative Expenses. The following table shows information about our general and administrative expenses during the three months and six months ended March 31, 2001 and 2000:

                                              Three Months Ended                             Six Months Ended
                                                    March 31,                                    March 31,
                                               --------------------     Change From        --------------------    Change From
                                                 2001         2000       Prior Year          2001       2000        Prior Year
                                               -------      -------     -----------        -------      -------    -----------
                                              (Dollars in thousands)                      (Dollars in thousands)

General and administrative expenses.......      $3,950      $ 9,208         (57.1)%          $7,253      $11,658      (37.8)%
Less:
Special charges...........................         ---       (4,596)                            ---       (4,596)
                                                ------      -------                          ------      -------
General and administrative expenses
 before special charges...................      $3,950      $ 4,612         (14.4)%          $7,253      $ 7,062        2.7 %
                                                ======      =======                          ======      =======

As a percentage of total revenue..........        11.6%        13.4%                           10.5%        10.9%

   General and administrative expenses before special charges for the three months ended March 31, 2001 decreased by 14.4%. The decrease was primarily attributable to a $284,000 reduction of bad debt expense and overall company cost saving actions taken in the current and prior year. In addition to the normal recurring charges, general and administrative expenses for the three months ended March 31, 2000 included the following special charges:

   . $4.1 million for the write-off of non-productive technology-related assets. These assets largely represent prepaid royalties for technology that will not be recovered through future sales of the related products; and

   . $500,000 for compensation expense recorded in connection with the acquisition of Pivotpoint.

   During the six months ended March 31, 2001, general and administrative expenses before special charges increased by 2.7% as a result of approximately $500,000 of additional general and administrative costs associated with the acquired Pivotpoint business for a full six months off-set by a decrease in foreign exchange losses of $374,000.

   Amortization of Goodwill. We completed two acquisitions during the three months ended March 31, 2000, both of which were accounted for as a purchase for accounting purposes. Total goodwill recorded in these transactions was $46.8 million, which we are amortizing over five years. Goodwill amortization for the three months and six months ended March 31, 2001 was $2.3 million and $4.7 million.

   Restructuring and Acquisition Costs. We had no restructuring or acquisition costs for the three months and six months ended March 31, 2001. During the three months ended March 31, 2000, we recorded restructuring and acquisition costs of $11.1 million in connection with the acquisition of Pivotpoint. Of that amount, $9.7 million represented restructuring charges and $1.4 million represented the write-off of in-process research and development costs.

   The following table reconciles the $11.1 million of restructuring and acquisition costs for the three months ended March 31, 2000 to the total fiscal 2000 restructuring and acquisition costs of $13.3 million. During the third quarter of fiscal 2000, we recognized a settlement agreement with a third party for obligations under a cancelled technology alliance for $2.2 million less than the amount stipulated in the contract. We also incurred restructuring costs of $4.4 million in the fourth quarter of fiscal 2000 related to a change in product strategy. Total restructuring charges recognized by quarter during fiscal 2000 are as follows:

                                                                                 Fiscal 2000
                                                                                    Costs
                                                                               -------------
                                                                                (Dollars in
                                                                                 thousands)
Three months ended December 31, 1999.....................................          $   ---
Three months ended March 31, 2000........................................           11,078
Three months ended June 30, 2000.........................................           (2,160)
Three months ended September 30, 2000....................................            4,360
                                                                                   -------
                                                                                   $13,278
                                                                                   =======

   The major components of all the restructuring and acquisition costs in fiscal 2000 and the remaining accruals at March 31, 2001 are as follows:


                                                                                      Amounts             Accrued
                                                                        Fiscal      Utilized in        Restructuring
                                                                         2000       Fiscal 2000           Costs at
                                                                        Costs         and 2001         March 31, 2001
                                                                      ----------    ------------       --------------
                                                                                (Dollars in thousands)
Employee severance and related costs:
    Acquisition related ..............................................   $   150       $   (150)             $---
    Change in product strategy .......................................     1,003         (1,003)              ---
Exit costs (for terminated contracts) ................................       919           (856)               63
Costs of abandonment of excess space .................................       972           (313)              659
Non-cash asset write-offs:
    Acquisition related write-offs of purchased software and
     other assets ....................................................     6,428         (6,428)              ---
    In-process research and development costs ........................     1,400         (1,400)              ---
    Change in product strategy .......................................     2,406         (2,406)              ---
                                                                         -------       --------              ----
                                                                         $13,278       $(12,556)             $722
                                                                         =======       ========              ====

  Interest Income and Interest Expense.   The following table shows information
about our interest income and interest expense during the three months and six months ended March 31, 2001 and 2000:

                                                Three Months Ended                          Six Months Ended
                                                      March 31,                                 March 31,
                                                -------------------     Change From         ------------------      Change From
                                                 2001         2000       Prior Year           2001       2000        Prior Year
                                                ------       ------     -----------         -------     ------      -----------
                                               (Dollars in thousands)                     (Dollars in thousands)
Interest income...........................      $  208       $  257       (19.1)%           $   409     $  563           (27.4)%
Interest expense..........................        (788)        (907)      (13.1)%            (1,659)      (919)           80.5 %
                                                ------       ------                         -------     ------
Interest income (expense), net............      $ (580)      $ (650)                        $(1,250)    $ (356)
                                                ======       ======                         =======     ======

As a percentage of total revenue..........        (1.7)%       (1.9)%                          (1.8)%     (0.5)%

  Interest income during the three months and six months ended March 31, 2001 decreased primarily due to a lower average balance of cash and cash equivalents, off-set partially by an increase in interest rates through January 2001. Interest income will continue to fluctuate as the average balance of cash and cash equivalents changes from period to period and as interest rates fluctuate.

  Interest expense principally includes (1) interest on our term loan based on our lender's base rate or LIBOR plus a predetermined margin, (2) the difference between interest paid and interest received under our interest swap arrangement,
(3) commitment fees on the unused portion of our revolving credit facility, and
(4) amortization of debt issuance costs. For the three months ended March 31, 2001, interest expense decreased by 13.1%, primarily due to the lower balance on our term loan. For the six months ended March 31, 2001, interest expense was incrementally higher because the interest expense during the six month period represented a full six months of interest expense as compared to less than three months of interest expense incurred in the same period in the prior year.
Taking into effect the interest rate swap and excluding the amortization of debt issue costs, the effective annual interest rate on our term loan for the three months and six months ended March 31, 2001 was 10.84% and 10.72%.

  Income Tax Expense (Benefit).   The following table shows information about
our income tax expense (benefit) during the three months and six months ended March 31, 2001 and 2000:

                                                       Three Months Ended                     Six Months Ended
                                                            March 31,                             March 31,
                                                    ------------------------              -------------------------
                                                      2001             2000                  2001            2000
                                                     -----         --------                 -----        --------
                                                     (Dollars in thousands)                 (Dollars in thousands)
Income (loss) before income tax
 expense (benefit)........................           $   6         $(17,210)                $ 689        $(13,109)
Income tax expense (benefit)..............               6           (4,903)                  682          (3,324)
As a percentage of total revenue..........             0.0%           (14.2)%                 1.0%           (5.1)%
Effective income tax rate.................            99.0%           (28.5)%                99.0%          (25.4)%

   The actual income tax expense for the three months and six months ended March 31, 2001 differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income (loss) before income tax expenses (benefit) due principally to the effect of amortization of goodwill that is not deductible for income tax purposes. We are amortizing goodwill primarily from the acquisition of Pivotpoint over five years. Accordingly, we expect our effective tax rate to be higher than the federal statutory rate during those five years. Other items that affected our effective tax rate during the three months and six months ended March 31, 2001 include income tax credits and state and foreign income taxes.

Liquidity and Capital Resources

  The following tables show information about our cash flows during the six months ended March 31, 2001 and 2000 and selected balance sheet data as of March 31, 2001 and September 30, 2000. You should read these tables and the discussion that follows in conjunction with our condensed consolidated statements of cash flows and balance sheets contained in "Item 1. Financial Statements" in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 as filed with the SEC.

                                                                                     Summary of Cash Flows
                                                                                       Six Months Ended
                                                                                           March 31,
                                                                                   ------------------------
                                                                                       2001          2000
                                                                                     --------      --------
                                                                                          (In thousands)
Net cash provided by operating activities before
   changes in operating assets and liabilities................................       $13,418      $  6,936
Increase in operating assets and liabilities..................................         2,209         8,273
                                                                                     -------      --------
Net cash provided by operating activities.....................................        15,627        15,209
Net cash used for investing activities........................................        (3,520)      (52,681)
Net cash (used for) provided by financing activities..........................        (7,074)       33,835
                                                                                     -------      --------
   Net increase (decrease) in cash and cash equivalents.......................       $ 5,033      $ (3,637)
                                                                                     =======      ========

                                                                                       Balance Sheet Data
                                                                                    March 31,     September 30,
                                                                                      2001             2000
                                                                                    ---------     -------------
                                                                                          (In thousands)
Cash and cash equivalents.....................................................      $ 17,208       $ 12,175
Working capital (deficit).....................................................       (24,762)       (28,403)
Working capital (excluding deferred revenue)..................................        12,173          7,578
Total assets..................................................................       123,025        136,939
Total long-term debt, including current portion...............................        21,721         29,000
Total shareholders' equity....................................................        32,724         32,444

  Operating Activities

  We have historically funded our operations primarily with cash generated from operating activities. The changes in net cash provided by operating activities generally reflect the changes in net income (loss) plus the effects of changes in working capital. Changes in working capital, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

  We generated positive cash flows from operating activities of $15.6 million and $15.2 million during the six months ended March 31, 2001 and March 31, 2000. Net cash provided by operating activities before changes in operating assets and liabilities was $13.4 million for the six months ended March 31, 2001 compared to $6.9 million for the prior year period. This increase was principally due to a $6.9 million positive change in deferred income taxes and a $2.5 million increase in amortization of computer software costs, goodwill, and debt issuance costs. Net income was $7,000 for the six months ended March 31, 2001 compared to a loss of $9.7 million for the six months ended March 31, 2000. The loss for the first six months of fiscal 2000 was off-set by non-cash charges of $12.8 million related to the write-off of computer software costs, prepaid expenses and royalty contract obligations.

  During the six months ended March 31, 2001, accounts receivable decreased approximately $5.6 million, which was attributable to lower revenues during the period and increased collections of accounts receivable. These collections resulted in a days sales outstanding ratio on a trailing three-month basis as of March 31, 2001 of 77 days compared to 88 days for the three months ended December 31, 2001. Other significant changes in operating assets and liabilities during the six months ended March 31, 2001 included a $3.6 million decrease in prepaid expenses and other current assets, primarily related to the receipt of a $2.4 million refund of income taxes and interest from the Internal Revenue Service as a result of the settlement of an IRS examination, and a $8.1 million decrease in accounts payable, accrued expenses and other current liabilities resulting principally from the timing of cash payments. During the six months ended March 31, 2000, the significant changes were a decrease in accounts receivable of $6.5 million and a $2.7 million increase in deferred revenues.

  Investing and Financing Activities

  The nature and amounts of net cash flows from investing and financing activities for the six months ended March 31, 2001 differ from the prior year period principally due to the January 12, 2000 acquisition of Pivotpoint for $48.0 million in cash and transaction costs of $2.0 million. We borrowed $40.0 million under a credit facility to finance a portion of the purchase price, for which we paid $1.4 million in debt issuance costs. We funded the remainder of the purchase price and costs related to the acquisition with cash. During the six months ended March 31, 2001, we repaid $7.3 million on the term loan compared to $7.7 million in the previous year.

As of March 31, 2001 the outstanding balance of the term loan was $21.7 million, with scheduled quarterly repayments ending on the maturity date of December 31, 2002.

   Our bank credit agreement currently provides for a $10 million revolving credit facility subject generally to the same provisions as our term loan. The revolving credit facility has a variable interest rate based on either the lender's base rate or LIBOR and matures on January 12, 2004. We have never borrowed any amounts under this revolving credit facility. In connection with the October 2000 amendment of our bank credit facility, the revolving credit facility was suspended pending future reinstatement based upon mutually acceptable terms. On May 4, 2001, the revolving credit facility was reinstated.

  Other changes in investing and financing activities for the six months ended March 31, 2001 principally include a $937,000 decrease in spending for property and equipment, a decrease of $1.1 million in purchases of computer software, and a $2.7 million decrease in proceeds received from the exercise of stock options.

  We do not have any current plans or commitments for any significant capital expenditures.

  We believe that cash and cash equivalents on hand as of March 31, 2001, together with cash flows from operating activities and available borrowings under the revolving credit facility, will be sufficient for us to maintain our operations for at least the next 12 months.

Recently Issued Accounting Pronouncements

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

 Foreign Currency Exchange Rate Sensitivity

  Our foreign operations, primarily those in Western Europe, involve financial transactions that are denominated in foreign currencies. From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We did not enter into any forward exchange contracts or purchase options during the three months and six months ended March 31, 2001 and March 31, 2000, nor did we have any open forward exchange contracts or options at March 31, 2001 or September 30, 2000. As our foreign operations increase, our business, financial condition and results of operations could be adversely affected by future changes in foreign currency exchange rates.

 Interest Rate Sensitivity

  The table below presents information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates at March 31, 2001, including our long-term debt obligation and our interest rate swap arrangement. For our long-term debt obligation, the table presents principal cash flows and related weighted average interest rates by expected maturity dates based on the scheduled principal payments. For our interest rate swap arrangement, the table presents average notional principal amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swap arrangement. Weighted average variable rates are based on implied forward rates in the Eurodollar futures curve for three-month LIBOR at the reporting date.

                                                Fiscal Year of Maturity
                                            ------------------------------
                                              2001        2002       2003       Total     Fair Value
                                            -------     -------     ------     -------    ----------
                                                           (Dollars in thousands)
                 Liabilities
                 -----------
Long-term debt............................  $ 3,059     $12,309     $6,353     $21,721     $21,721
Average variable interest rate............     4.39%       4.56%      5.10%         --

            Interest Rate Swap
            ------------------
Average notional principal amount.........  $12,588     $ 8,750         --          --     $   187
Fixed pay interest rate...................     7.00%       7.00%        --          --
Average receive variable interest rate....     4.39%       4.56%        --          --

  We believe that the fair value of our long-term debt is equal to its book value because our long-term debt is with a bank and not publicly traded and because the underlying variable interest rate is adjusted every three months.


PART II: OTHER INFORMATION

ITEM 4: Submission of Matters to a Vote of Security Holders

  At our annual meeting of shareholders held February 13, 2001, the following matter was brought before and voted upon by our shareholders. The vote results, which reflect the voting of shares of convertible preferred stock as if they had been converted to common stock, were as follows:

1. A proposal to elect one director to serve until the 2004 Annual Meeting of Shareholders.

                                   For                   Withheld Authority
                                   ---                   ------------------
          Edward J. Kfoury     18,048,343                       67,401

ITEM 5: Other Information

  On April 30, 2001, warrants for the purchase of 526,309 shares of our common stock expired unexercised. The warrants were issued in connection with our debt financing in May 1994. The shares of common stock underlying the warrants were registered with the SEC for resale to the public, but we will de-register these shares in the near future.

ITEM 6: Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit
       No.                 Description
       ---                 -----------

       21                  Subsidiaries


(b)    Reports on Form 8-K

       None.

                                   SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2001.

                                     MAPICS, Inc.

                                     By: /s/ William J. Gilmour
                                         --------------------------
                                             William J. Gilmour
                                         Vice President of Finance and
                                         Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

  Exhibit
  No.                  Description
  ---                  -----------

  21                   Subsidiaries