Form 10-Q
period 2001-06-30
MAPICS INC
filed 2001-08-10
CIK 848551

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q
                                _______________

  (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001

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

  The number of shares of the registrant's common stock outstanding at August 6, 2001 was 18,280,391.

================================================================================

                                  MAPICS, Inc.
                         Quarterly Report on Form 10-Q
                  For the Quarterly Period Ended June 30, 2001

                               TABLE OF CONTENTS

       Item                                                                     Page
      Number                                                                   Number
      ------                                                                   ------
                          PART I - FINANCIAL INFORMATION
       1.   Financial Statements:

            Condensed Consolidated Balance Sheets as of June 30, 2001
             and September 30, 2000.........................................     3

            Condensed Consolidated Statements of Operations for the Three
             Months and Nine Months Ended June 30, 2001 and 2000............     4

            Condensed Consolidated Statements of Cash Flows for the Nine
             Months Ended June 30, 2001 and 2000............................     5

            Notes to Condensed Consolidated Financial Statements............     6

       2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................    12

       3.   Quantitative and Qualitative Disclosures About Market Risk......    22

                                PART II - OTHER INFORMATION
       5.   Other Information...............................................    23

       6.   Exhibits and Reports on Form 8-K................................    23

            Signature.......................................................    24

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements

                         MAPICS, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                                               June 30,            September 30,
                                                                                 2001                  2000
                                                                        -------------------    -------------------
                                                                             (Unaudited)
                                  ASSETS
Current assets:
 Cash and cash equivalents............................................         $ 14,929               $ 12,175
 Accounts receivable, net of allowances of $2,580 at
  June 30, 2001 and $2,523 at September 30, 2000......................           32,665                 35,220
 Prepaid expenses and other current assets............................            2,386                  5,752
 Deferred income taxes, net...........................................            2,535                  1,700
                                                                               --------               --------
   Total current assets...............................................           52,515                 54,847
 Property and equipment, net..........................................            4,818                  6,073
 Computer software costs, net.........................................           17,317                 19,646
 Goodwill and other intangible assets, net............................           37,484                 45,164
 Other non-current assets, net........................................            6,465                 11,209
                                                                               --------               --------
   Total assets.......................................................         $118,599               $136,939
                                                                               ========               ========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt....................................         $  9,412               $ 10,338
 Accounts payable.....................................................            4,321                  8,248
 Accrued expenses and other current liabilities.......................           25,603                 28,683
 Deferred revenue.....................................................           36,259                 35,981
                                                                               --------               --------
   Total current liabilities..........................................           75,595                 83,250
 Long-term debt.......................................................            9,529                 18,662
 Other non-current liabilities........................................              387                  2,583
                                                                               --------               --------
   Total liabilities..................................................           85,511                104,495
                                                                               --------               --------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $1.00 par value; 1,000 shares authorized;
   Series D convertible preferred stock, 125 shares issued
    and outstanding (liquidation preference of $9,419)
    at June 30, 2001 and September 30, 2000...........................              125                    125
   Series E convertible preferred stock, 50 shares issued
    and outstanding (liquidation preference of $3,768) at
    June 30, 2001 and September 30, 2000..............................               50                     50
 Common stock, $.01 par value; 90,000 shares authorized;
  20,370 shares issued and 18,279 shares outstanding at
  June 30, 2001; 20,370 shares issued and 18,092
  shares outstanding at September 30, 2000............................              204                    204
Additional paid-in capital............................................           62,984                 63,608
Accumulated deficit...................................................          (13,643)               (13,758)
Restricted stock compensation.........................................             (808)                  (704)
Accumulated other comprehensive loss..................................             (210)                   ---
Treasury stock-at cost, 2,091 shares at June 30, 2001
 and 2,278 shares at September 30, 2000...............................          (15,614)               (17,081)
                                                                               --------               --------
   Total shareholders' equity.........................................           33,088                 32,444
                                                                               --------               --------
   Total liabilities and shareholders' equity.........................         $118,599               $136,939
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

                         MAPICS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                Three Months Ended        Nine Months Ended
                                                                     June 30,                  June 30,
                                                               ----------------------------------------------
                                                                 2001        2000         2001         2000
                                                               -------      -------     --------     --------
Revenue:
  License...................................................   $13,204      $15,148     $ 37,206     $ 44,642
  Services..................................................    22,927       21,342       67,961       56,894
                                                               -------      -------     --------     --------
          Total revenue.....................................    36,131       36,490      105,167      101,536
                                                               -------      -------     --------     --------

Operating expenses:
  Cost of license revenue...................................     5,884        4,002       13,954       11,575
  Cost of services revenue..................................     9,166        8,161       26,527       22,571
  Selling and marketing.....................................    10,458       13,911       30,870       36,536
  Product development.......................................     4,194        4,130       13,514       12,281
  General and administrative................................     3,446        3,408       10,699       13,261
  Amortization of goodwill..................................     2,341        2,377        7,022        4,681
  Restructuring, acquisition and other items................    (1,981)      (2,160)      (1,981)      10,723
                                                               -------      -------     --------     --------
          Total operating expenses..........................    33,508       33,829      100,605      111,628
                                                               -------      -------     --------     --------

Income (loss) from operations...............................     2,623        2,661        4,562      (10,092)

Other:
  Interest income...........................................       203          246          612          809
  Interest expense..........................................      (671)      (1,007)      (2,330)      (1,926)
                                                               -------      -------     --------     --------

Income (loss) before income tax expense (benefit)...........     2,155        1,900        2,844      (11,209)

Income tax expense (benefit)................................     2,047        1,596        2,729       (1,728)
                                                               -------      -------     --------     --------

Net income (loss)...........................................   $   108      $   304     $    115     $ (9,481)
                                                               =======      =======      =======     ========


Net income (loss) per common share (basic)..................   $  0.01      $  0.02      $  0.01     $  (0.53)
                                                               =======      =======      =======     ========

Weighted average number of common shares
     outstanding (basic)....................................    18,248       18,056       18,199       17,829
                                                               =======      =======      =======     ========


Net income (loss) per common share (diluted)................   $  0.01      $  0.02      $  0.01     $  (0.53)
                                                               =======      =======      =======     ========

Weighted average number of common shares and common
     equivalent shares outstanding (diluted)................    20,139       19,912       20,087       17,829
                                                               =======      =======      =======     ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                           June 30,
                                                                    -----------------------
                                                                      2001           2000
                                                                    --------       --------
Cash flows from operating activities:
  Net income (loss)............................................     $    115       $ (9,481)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation..............................................        2,154          2,258
     Amortization of computer software costs...................        5,099          5,313
     Amortization of goodwill and other intangible assets......        7,673          5,245
     Amortization of debt issuance costs.......................          340            206
     Write-off of computer software costs......................        1,552          7,841
     Write-off of prepaid expenses.............................          ---          1,203
     Royalty contract obligations..............................          ---          2,291
     Provision for bad debts...................................          586            632
     Deferred income taxes.....................................        3,468         (2,791)
     Other non-cash items, net.................................          491            290
     Changes in operating assets and liabilities:
       Accounts receivable.....................................        1,969          6,833
       Prepaid expenses and other current assets...............        3,366         (1,360)
       Other non-current assets................................          197           (454)
       Accounts payable........................................       (3,927)          (153)
       Accrued expenses and other current liabilities..........       (5,581)        (5,061)
       Deferred revenue........................................          278            284
                                                                    --------       --------
          Net cash provided by operating activities............       17,780         13,096
                                                                    --------       --------

Cash flows from investing activities:
       Purchases of property and equipment.....................       (1,070)        (1,975)
       Additions to computer software costs....................       (4,322)        (4,522)
       Purchases of computer software..........................          ---         (1,322)
       Acquisitions, net of cash acquired......................            7        (47,199)
                                                                    --------       --------
          Net cash used for investing activities...............       (5,385)       (55,018)
                                                                    --------       --------


Cash flows from financing activities:
       Proceeds from employee stock purchases..................          503            414
       Proceeds from stock options exercised...................           11          2,709
       Proceeds from long-term debt............................          ---         40,000
       Principal repayments of long-term debt..................      (10,059)       (10,220)
       Payment of debt issuance costs..........................          (96)        (1,378)
                                                                    --------       --------
          Net cash (used for) provided by financing activities        (9,641)        31,525
                                                                    --------       --------


Net increase (decrease) in cash and cash equivalents...........        2,754        (10,397)
Cash and cash equivalents at beginning of period...............       12,175         21,351
                                                                    --------       --------
Cash and cash equivalents at end of period.....................     $ 14,929       $ 10,954
                                                                    ========       ========

 Supplemental Disclosure:

During the nine months ended June 30, 2001, non-cash operating activities included the reclassification of other non-current liabilities of $2.3 million to accrued expenses and other current liabilities. During the nine months ended June 30, 2000, non-cash investing activities included the assumption of $15.9 million of liabilities from acquisitions.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1)  Basis of Presentation

   Except for the balance sheet as of September 30, 2000, the accompanying condensed consolidated financial statements are unaudited; however, in our opinion, these condensed consolidated financial statements contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows as of the dates and for the periods indicated.

   We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. As permitted by the rules of the SEC applicable to quarterly reports on Form 10-Q, these financial statements are condensed and consolidated, consisting of the condensed financial statements of MAPICS, Inc. and our subsidiaries. We eliminated all significant intercompany accounts and transactions in the consolidation. We have reclassified certain prior year amounts to conform to the current year presentation.

   As also permitted by SEC rules applicable to quarterly reports on Form 10-Q, we have condensed these notes, and they do not contain all disclosures required by generally accepted accounting principles. While we believe that the disclosures presented are adequate to make these condensed consolidated financial statements not misleading, you should read these condensed consolidated financial statements in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 as filed with the SEC.

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

  The following table presents the calculations of basic and diluted net income
(loss) per common share (in thousands, except per share data):

                                                                   Three Months Ended  Nine Months Ended
                                                                         June 30,           June 30,
                                                                   ------------------  ------------------
                                                                       2001      2000     2001      2000
                                                                    -------   -------  -------   -------
    Basic net income (loss) per common share:
    Net income (loss)............................................   $   108   $   304  $   115   $(9,481)
                                                                    =======   =======  =======   =======
    Weighted average common shares outstanding...................    18,248    18,056   18,199    17,829
                                                                    =======   =======  =======   =======
    Basic net income (loss) per common share.....................   $  0.01   $  0.02  $  0.01   $ (0.53)
                                                                    =======   =======  =======   =======
    Diluted net income (loss) per common share:
    Net income (loss)............................................   $   108   $   304  $   115   $(9,481)
                                                                    =======   =======  =======   =======
    Weighted average common shares outstanding...................    18,248    18,056   18,199    17,829
    Common share equivalents:
     Convertible preferred stock.................................     1,750     1,750    1,750       ---
     Common stock options........................................       141       106      138       ---
                                                                    -------   -------  -------   -------
    Weighted average common shares and common equivalent
     shares outstanding..........................................    20,139    19,912   20,087    17,829
                                                                    =======   =======  =======   =======
    Diluted net income (loss) per common share...................   $  0.01   $  0.02  $  0.01   $ (0.53)
                                                                    =======   =======  =======   =======

   Because their inclusion would have an antidilutive effect on net income
(loss) per common share, we excluded the average number of common share equivalents listed below from the computation of diluted net income (loss) per common share for the nine months ended June 30, 2000 (in thousands):

Common share equivalents:
 Convertible preferred stock............................         1,750
 Common stock options...................................           356
 Common stock warrants..................................           200
                                                                 -----
      Total.............................................         2,306
                                                                 =====

   On April 30, 2001, warrants for the purchase of 526,309 shares of our common stock expired unexercised. The warrants were issued in connection with our debt financing in May 1994. The shares of common stock underlying the warrants were de-registered on June 6, 2001.

(3)  Comprehensive Income (Loss)

   The components of comprehensive income (loss) were as follows (in thousands):

                                                                   Three Months Ended    Nine Months Ended
                                                                        June 30,             June 30,
                                                                   -------------------  -------------------
                                                                     2001        2000     2001        2000
                                                                   --------      -----   ------     --------

Net income (loss)                                                    $108        $304     $ 115     $(9,481)
Other comprehensive loss, net of income taxes
  Foreign currency translation                                        (56)        ---      (115)        ---
  Interest rate hedge                                                  18         ---       (95)        ---
                                                                    -----       -----     -----     -------
Comprehensive income (loss)                                          $ 70        $304     $ (95)    $(9,481)
                                                                    =====       =====     =====     =======

(4)  Financial Instruments

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including some derivative instruments that are embedded in other contracts, and for hedging activities. The Statement requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure the instruments at fair value. On October 1, 2000, we adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

  During fiscal 2000, we entered into an interest rate swap arrangement, which is a derivative financial instrument, with a bank. The purpose of the interest rate swap arrangement is to reduce our exposure to interest rate fluctuations by converting variable rate interest payments to fixed rate interest payments on a portion of the outstanding balance under our term loan. Under the terms of the interest rate swap arrangement, we have agreed to pay the bank a fixed rate of 7.00% on a decreasing notional principal amount in exchange for a variable rate payment based on three-month LIBOR, which at June 30, 2001 was 4.90%. The term of the hedge is through December 31, 2001. Upon adoption of SFAS No. 133, we determined that the interest rate swap was an effective hedge and recorded the hedge as a liability of $69,000 on our balance sheet. At June 30, 2001, the hedge had a liability of $156,000. We recognized no gain or loss related to this swap during the three months and nine months ended June 30, 2001. Because this swap is considered an effective hedge, we recorded a change in accumulated other comprehensive loss of $(18,000) and $95,000, net of income taxes, for the three months and nine months ended June 30, 2001. Accumulated other comprehensive loss is presented as a separate component of shareholders' equity on our balance sheet.

(5)  Restructuring, Acquisition, and Other Items

   During the three months ended June 30, 2001, we recorded a net recovery of restructuring, acquisition and other items of $2.0 million as a result of a settlement agreement with a third party in May 2001 resolving a dispute regarding payment for certain proprietary software and documentation to be re-licensed by us. Under the terms of the settlement, the third party paid us $2.2 million for the software and related costs that we previously charged against restructuring, acquisition, and other items in fiscal 2000. The settlement was offset by $219,000 of accrued liabilities relating to this software product. During fiscal 2000, we recorded restructuring, acquisition and other items totaling $15.1 million in connection with the acquisition of Pivotpoint and a change in product strategy. Total restructuring, acquisition, and other items recognized by quarter during fiscal 2000 and the nine months ended June 30, 2001 were as follows (in thousands):

                                                Restructuring,
                                                Acquisition and
                                                  Other Items
                                                ---------------
Three months ended December 31, 1999               $   ---
Three months ended March 31, 2000............       12,883
Three months ended June 30, 2000.............       (2,160)
Three months ended September 30, 2000........        4,360
                                                   -------
  Total fiscal 2000..........................       15,083
                                                   -------
Three months ended December 31, 2000.........          ---
Three months ended March 31, 2001............          ---
Three months ended June 30, 2001.............       (1,981)
                                                   -------
  Total nine months ended June 30, 2001......       (1,981)
                                                   -------
                                                   $13,102
                                                   =======

  The major components of the restructuring, acquisition and other items in fiscal 2000 and the three and nine months ended June 30, 2001 and the remaining accrual at June 30, 2001 were as follows (in thousands):

                                                                        Restructuring, Acquisition, and Other Items
                                                                    ----------------------------------------------------
                                                                                       Amounts        Accrued Costs at
                                                                     Total Items       Utilized         June 30, 2001
                                                                    -------------    ------------    -------------------
    Fiscal 2000:
    ------------
    Employee severance and related costs:
       Acquisition related..........................................      $   150        $   (150)           $---
       Change in product strategy...................................        1,003          (1,003)            ---
    Exit costs (for terminated contracts)...........................          919            (856)             63
    Costs of abandonment of excess space............................          972            (758)            214
    Non-cash asset write-offs:
       Acquisition related write-offs of purchased software and
          other assets..............................................        6,428          (6,428)            ---
       In-process research and development costs....................        1,400          (1,400)            ---
       Change in product strategy...................................        4,211          (4,211)            ---
                                                                          -------        --------            ----
                                                                           15,083         (14,806)            277
                                                                          -------        --------            ----
    Three and Nine Months Ended June 30, 2001
    -----------------------------------------
    Settlement of re-licensing contract.............................       (2,200)          2,200             ---
    Accrued liabilities relating to settlement......................          219             (10)            209
                                                                          -------        --------            ----
                                                                           (1,981)          2,190             209
                                                                          -------        --------            ----
                                                                          $13,102        $(12,616)           $486
                                                                          =======        ========            ====

(6)  Long-Term Debt

   Our bank credit agreement currently provides for a $10 million revolving credit facility generally subject to the same provisions as our term loan. The revolving credit facility has a variable interest rate based on either the lender's base rate or LIBOR and matures on January 12, 2004. We have never borrowed any amounts under this revolving credit facility. In connection with the October 2000 amendment of our bank credit facility, the revolving credit facility was suspended pending future reinstatement based upon mutually acceptable terms. On May 4, 2001, the revolving credit facility was reinstated.

(7)  Income Taxes

   The actual income tax expense for the three months and nine months ended June 30, 2001 and 2000 differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income (loss) before income tax expense (benefit) principally because of the effect of amortization of goodwill, primarily from the acquisition of Pivotpoint, that is not deductible for income tax purposes. Other items that affect our effective income tax rate include income tax credits and state and foreign income taxes.

(8)  Restricted Stock Compensation

   On November 8, 2000 and April 3, 2001, we granted restricted stock to certain employees pursuant to our 1998 Long-Term Incentive Plan. Restricted stock are shares of common stock granted outright without cost to the employee. The shares, however, are restricted in that they may not be sold or otherwise transferred by the employee until they vest, generally after the end of three years. If the employee's employment is terminated prior to the vesting date for any reason other than death or retirement, the restricted stock generally will be forfeited by the employee and will be returned to us. After the shares have vested, they become unrestricted and may be transferred and sold like any other shares of our common stock.

   We recognize compensation expense over the vesting period based on the fair value of the restricted stock on the grant date. We recorded compensation expense, net of forfeitures, of $4,000 and $165,000 during the three months and nine months ended June 30, 2001 related to restricted stock. Restricted stock compensation, which represents compensation expense attributable to future periods, is presented as a separate component of shareholders' equity on our balance sheet.

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

   The following table includes interim financial information for the three months and nine months ended June 30, 2001 and 2000 related to our operating segment by geographic area. The information presented below may not be indicative of results if the geographic areas were independent organizations.

                                                       North
                                                      America         EMEA          LAAP         Corporate        Total
                                                    ------------  ------------  -------------  -------------  -------------
                                                                              (in thousands)
 Three Months Ended June 30, 2001:

 Revenues from unaffiliated customers...........       $27,484        $6,434        $2,213        $    ---        $36,131
                                                       =======        ======        ======        ========        =======

 Income (loss) from operations..................       $ 5,385        $1,445        $  (15)       $ (4,192)       $ 2,623
                                                       =======        ======        ======        ========
 Interest income................................                                                                      203
 Interest expense...............................                                                                     (671)
                                                                                                                  -------
 Income before income tax expense...............                                                                  $ 2,155
                                                                                                                  =======

 Three Months Ended June 30, 2000:
 Revenues from unaffiliated customers...........       $27,846        $6,376        $2,268        $    ---        $36,490
                                                       =======        ======        ======        ========        =======

 Income (loss) from operations..................       $ 3,456        $  863        $  133        $ (1,791)       $ 2,661
                                                       =======        ======        ======        ========
 Interest income................................                                                                      246
 Interest expense...............................                                                                   (1,007)
                                                                                                                  -------
 Income before income tax expense...............                                                                  $ 1,900
                                                                                                                  =======
 Nine Months Ended June 30, 2001:
 Revenue from unaffiliated customers............       $80,554       $17,888        $6,725        $    ---       $105,167
                                                       =======       =======        ======        ========       ========

 Income (loss) from operations..................       $14,271       $ 3,258        $ (142)       $(12,825)      $  4,562
                                                       =======       =======        ======        ========
 Interest income................................                                                                      612
 Interest expense...............................                                                                   (2,330)
                                                                                                                 --------
 Income before income tax expense...............                                                                 $  2,844
                                                                                                                 ========

 Nine Months Ended June 30, 2000:
 Revenue from unaffiliated customers............       $76,018       $18,443        $7,075        $    ---       $101,536
                                                       =======       =======        ======        ========       ========

 Income (loss) from operations..................       $11,126       $ 1,544        $  202        $(22,964)      $(10,092)
                                                       =======       =======        ======        ========
 Interest income................................                                                                      809
 Interest expense...............................                                                                   (1,926)
                                                                                                                 --------
 Loss before income tax benefit.................                                                                 $(11,209)
                                                                                                                 ========




(10) Recently Issued Accounting Pronouncements

   In December 1999, the SEC issued SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, which is effective no later than the fourth fiscal quarter of fiscal 2001. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Additionally, the SEC recently issued a Frequently Asked Questions memorandum providing further guidance on SAB No. 101. We adopted SAB No. 101, as amended, during our third quarter of fiscal 2001. The adoption had no material impact on our licensing practices, financial position or results of operations.

   In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted using the purchase method. This statement will be effective for any business combinations that we may enter into after June 30, 2001.

   In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption of SFAS No. 142, we will be required to discontinue the amortization of our goodwill and other intangible assets that fall under the scope of the Statement. Additionally, we will be required to test our goodwill and other intangible assets for impairment during the first year of adoption and at least annually, or as deemed appropriate, thereafter. If our goodwill and intangible assets are found to be impaired during the transitional period, the resulting write-down will be reported as a change in accounting principle. Any impairment loss recorded after the transitional period will be recorded in income (loss) from operations. Because goodwill and intangible assets will not be amortized over a specific period but rather will be reviewed for impairment annually, there may be more volatility in reported income (loss) than under previous accounting standards due to impairment losses occurring irregularly and in varying amounts. Although we do not currently expect that the adoption of SFAS 142 will have a material adverse impact on our financial condition or results of operations, we are assessing the possible effects of this Statement. We must adopt SFAS 142 by October 1, 2002; however, we are currently considering adopting it on October 1, 2001.

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

Results of Operations

  We are a global developer of extended enterprise applications that focuses on manufacturing establishments in discrete and batch-process industries. Our solutions enable mid-market manufacturers around the world to compete better by streamlining their business processes, maximizing their organizational resources, and extending their enterprises beyond the four walls for secure collaboration with their value chain partners.

  We acquired Pivotpoint, Inc. on January 12, 2000 for $48.0 million in cash. This strategic acquisition enabled us to immediately expand our manufacturing solutions across multiple platforms. Our flagship solutions now include two powerful enterprise resource planning, or ERP, foundations that streamline business processes for manufacturing, customer service, engineering, supply chain planning and financial reporting. The solutions support international and multi-site operations on a variety of platforms, including the IBM eServer iSeries 400, Windows NT, UNIX and Linux. We also offer supply chain management, collaborative commerce and enterprise asset management systems and functionality designed to enable companies to link members of their supply chain to send and receive valuable real-time information to improve business decision-making at all levels.

   Our results of operations for the current period were, and future periods may be, negatively affected by the following items related to our acquisition of
Pivotpoint:

   . A significant portion of the total purchase price was allocated to goodwill and other intangible assets, which will negatively impact our operating results for fiscal 2001 through the recognition of amortization expense. Amortization of goodwill is presented in a separate line item in the statement of operations while amortization of acquired technology and other intangible assets is included in cost of license revenue. SFAS 142, "Goodwill and Other Intangible Assets," was issued in June 2001. Although we do not currently expect that the adoption of SFAS 142 will have a material adverse impact on our financial condition or results of operations, we are assessing the possible effects of this Statement. We must adopt SFAS 142 by October 1, 2002; however, we are currently considering adopting it on October 1, 2001. At the time we adopt SFAS 142, we will stop amortizing goodwill.

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

  Three Months and Nine Months Ended June 30, 2001 Compared to Three Months and Nine Months Ended June 30, 2000

   Summary. Our results of operations include the results of operations of Pivotpoint from January 12, 2000. Because the Pivotpoint acquisition was accounted for as a purchase, our results for the nine months ended June 30, 2000 do not include the results of Pivotpoint for the period from October 1, 1999 to January 12, 2000, the acquisition date.

   During the three months ended June 30, 2001, we recorded a net recovery of restructuring, acquisition and other items of $2.0 million as a result of a settlement agreement with a third party in May 2001 resolving a dispute regarding payment for certain proprietary software and documentation to be re-licensed by us. Under the terms of the settlement, the third party paid us $2.2 million for the software and related costs we previously charged against restructuring, acquisition, and other items in fiscal 2000. The settlement was off-set by $219,000 of accrued liabilities relating to this software product. Also, we recorded a non-cash write-off of $1.6 million of capitalized development software costs related to the translation of an older version of our software for which a new release is now available. During the nine months ended June 30, 2000, we recorded restructuring, acquisition and other items of $10.7 million before income taxes. We also recorded costs of $3.1 million before income taxes in the nine months ended June 30, 2000 for the write-off of some technology-related assets and other special items.

   For the three months and nine months ended June 30, 2001, we reported net income of $108,000, or $0.01 per share (diluted), and $115,000, or $0.01 per share (diluted). Before amortization of goodwill and the aforementioned special items and after income tax expense, our earnings for the three months and nine months ended June 30, 2001 were $2.4 million, or $0.12 per share (diluted), and $5.8 million, or $0.29 per share (diluted). For the three months ended June 30, 2000, we reported net income of $304,000, or $0.02 per share (diluted), while we reported a net loss of $9.5 million, or $0.53 per share, for the nine months ended June 30, 2000. Before amortization of goodwill and special items and after income tax expense, our results for the three months and nine months ended June 30, 2000 were income of $1.3 million, or $0.07 per share (diluted), and $4.5 million, or $0.22 per share (diluted).

   The following table shows a reconciliation of our income before amortization of goodwill and special items and to our net income (loss) as reported in the statements of operations for the three months and nine months ended June 30, 2001 and 2000:

                                                                         Three           Three            Nine            Nine
                                                                      Months Ended    Months Ended    Months Ended    Months Ended
                                                                     June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                                                     --------------  --------------  --------------  --------------
                                                                                             (In thousands)
Income before amortization of goodwill, special items, and income
    taxes........................................................          $ 2,377         $ 1,306       $ 5,766          $  4,468
                                                                           -------         -------       -------          --------
Less amortization of goodwill and special items
     before income taxes:
        Amortization of goodwill.................................           (2,341)         (2,377)       (7,022)           (4,681)
        Restructuring recoveries (costs).........................            1,981           2,160         1,981            (9,323)
        Acquisition costs (in process research and                                                                          (1,400)
             development costs)..................................              ---             ---           ---               ---
        Write-off of technology-related assets and other
             special items.......................................           (1,552)            ---        (1,552)           (3,118)
                                                                           -------         -------       -------          --------
Total amortization of goodwill and special items
     before income taxes.........................................          $(1,912)        $  (217)      $(6,593)         $(18,522)
                                                                           =======         =======       =======          ========
Amortization of goodwill and special items after income taxes....          $(2,269)        $(1,002)      $(5,651)         $(13,949)
                                                                           =======         =======       =======          ========
Net income (loss)................................................          $   108         $  $304       $   115          $ (9,481)
                                                                           =======         =======       =======          ========

   The following table presents our statements of operations data as a percentage of total revenue for the three months and nine months ended June 30, 2001 and 2000:

                                                       Three Months Ended                    Nine Months Ended
                                                            June 30,                              June 30,
                                                     ----------------------                ---------------------
                                                      2001             2000                 2001            2000
                                                     -----            -----                -----           -----
Revenue:
 License..................................            36.5%            41.5%                35.4%           44.0 %
 Services.................................            63.5             58.5                 64.6            56.0
                                                     -----            -----                -----           -----
  Total revenue...........................           100.0            100.0                100.0           100.0
                                                     =====            =====                =====           =====
Operating expenses:
 Cost of license revenue..................            16.3             11.0                 13.3            11.4
 Cost of services revenue.................            25.4             22.4                 25.1            22.2
 Selling and marketing....................            28.9             38.1                 29.4            36.0
 Product development......................            11.6             11.3                 12.9            12.1
 General and administrative...............             9.5              9.3                 10.2            13.1
 Amortization of goodwill.................             6.5              6.5                  6.7             4.6
 Restructuring, acquisition and other                 (5.5)            (5.9)                (1.9)           10.6
  items...................................           -----            -----                -----           -----
  Total operating expenses................            92.7             92.7                 95.7           109.9
                                                     -----            -----                -----           -----
Income (loss) from operations.............             7.3              7.3                  4.3            (9.9)
Interest income...........................             0.6              0.7                  0.6             0.8
Interest expense..........................            (1.9)            (2.8)                (2.2)           (1.9)
                                                     -----            -----                -----           -----
Income (loss) before income tax                        6.0              5.2                  2.7           (11.0)
 expense (benefit)........................
Income tax expense (benefit)..............             5.7              4.4                  2.6            (1.7)
                                                     -----            -----                -----           -----
Net income (loss).........................             0.3%             0.8%                 0.1%           (9.3)%
                                                     =====            =====                =====           =====


  Revenue. The following table shows information about our license revenue and our services revenue during the three and nine months ended June 30, 2001 and 2000:

                                                Three Months Ended                        Nine Months Ended
                                                     June 30,                                  June 30,
                                                ---------------------                   ----------------------
                                                                        Change From                               Change From
                                                  2001         2000      Prior Year        2001         2000       Prior Year
                                                -------      -------    -----------      --------     --------    -----------
                                               (Dollars in thousands)                   (Dollars in thousands)
License revenue............................     $13,204      $15,148       (12.8)%       $ 37,206     $ 44,642       (16.7)%
As a percentage of total revenue...........        36.5%        41.5%                        35.4%        44.0%

Services revenue...........................     $22,927      $21,342         7.4 %       $ 67,961     $ 56,894        19.5%
As a percentage of total revenue...........        63.5%        58.5%                        64.6%        56.0%

Total revenue..............................     $36,131      $36,490        (1.0)%       $105,167     $101,536         3.6%

  The decrease in license revenue of $1.9 million and $7.4 million during the three and nine months ended June 30, 2001 compared to the prior year resulted from a lower volume of product sales to new and existing customers. We believe that the decrease for the nine months ended June 30, 2001 was primarily due to manufacturers delaying their plans to invest in enterprise applications because of the general slowdown in the economy. However, for the three months ended June 30, 2001 we did benefit from a sequential increase in license revenue over the three months ended March 31, 2001 of $2.3 million or 21.3%.

  Services revenue increased 7.4% and 19.5% during the three and nine months ended June 30, 2001 compared to the prior year. Services revenue increased because we now receive a larger amount of fees from our customers using our maintenance and support services and because we now have a group of employee consultants that provide professional consulting services. Primarily, as a result of our acquisition of Pivotpoint and our decrease in license revenue, we are experiencing a shift in our overall mix of revenues. Services revenue as a percentage of total revenue was 63.5% and 64.6% for the three and nine months ended June 30, 2001 as compared to 58.5% and 56.0% for the prior periods. As we continue to grow our professional services business, we expect that services revenue will be an increasing percentage of our total revenues.

  Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and the Asia Pacific regions, or LAAP. The following table shows the percentage of license revenue, services revenue, and total revenue contributed by each of our primary geographic markets for the three months ended June 30, 2001 and 2000:

                                                     License Revenue           Services Revenue           Total Revenue
                                                   Three Months Ended         Three Months Ended        Three Months Ended
                                                         June 30,                   June 30,                June 30,
                                                   ------------------         ------------------        ------------------
                                                    2001        2000            2001        2000        2001        2000
                                                   -----       -----           -----       -----       -----       -----
North America..............................         69.2%       74.1%           80.0%       77.9%       76.1%       76.3%
EMEA.......................................         21.5%       19.1%           15.7%       16.3%       17.8%       17.5%
LAAP.......................................          9.3%        6.8%            4.3%        5.8%        6.1%        6.2%
                                                   -----       -----           -----       -----       -----       -----
   Total...................................        100.0%      100.0%          100.0%      100.0%      100.0%      100.0%
                                                   =====       =====           =====       =====       =====       =====

  During the three months ended June 30, 2001, license revenue generated by the North America region as a percentage of total license revenue decreased compared to the three months ended June 30, 2000. We believe that this decrease is principally a result of the general economic slowdown in North America and its effect on the manufacturing sector which appear to have caused many manufacturers to delay licensing decisions. This decrease was partially off-set by an increase in license revenue in our international regions. Services revenue in the North America region increased as a percentage of total services revenue for the three months ended June 30, 2001 as compared to the prior period due to increased maintenance services related to the acquired Pivotpoint products and increased professional services for all of our solutions.

  The following table shows the percentage of license revenue, services revenue and total revenue contributed by each of our primary geographic areas for the nine months ended June 30, 2001 and 2000:

                                                    License Revenue             Services Revenue         Total Revenue
                                                   Nine Months Ended           Nine Months Ended       Nine Months Ended
                                                        June 30,                    June 30,                June 30,
                                                   -----------------           -----------------       -----------------
                                                    2001        2000            2001        2000        2001        2000
                                                   -----       -----           -----       -----       -----       -----
North America..............................         72.2%       73.8%           79.0%       75.7%       76.6%       74.8%
EMEA.......................................         18.5%       18.7%           16.2%       17.7%       17.0%       18.2%
LAAP.......................................          9.3%        7.5%            4.8%        6.6%        6.4%        7.0%
                                                   -----       -----           -----       -----       -----       -----
   Total...................................        100.0%      100.0%          100.0%      100.0%      100.0%      100.0%
                                                   =====       =====           =====       =====       =====       =====

  During the nine months ended June 30, 2001, we realized a larger percentage of total revenue in the North America region compared to the nine months ended June 30, 2000, primarily due to higher services revenue associated with the acquired Pivotpoint products in that region and increased professional services for all of our solutions.

  Additional information about our operations in these geographic areas is presented in Note (9) of the notes to our condensed consolidated financial statements contained in "Item 1. Financial Statements" in Part I of this report.


  Cost of License Revenue. The following table shows information about our cost of license revenue during the three months and nine months ended June 30, 2001 and 2000:

                                                 Three Months Ended                    Nine Months Ended
                                                     June 30,                               June 30,
                                                -------------------    Change From   ---------------------  Change From
                                                 2001         2000     Prior Year      2001         2000    Prior Year
                                                ------       ------   -----------    --------     -------- -----------
                                               (Dollars in thousands)               (Dollars in thousands)
Cost of license revenue...................      $5,884       $4,002       47.0%       $13,954     $11,575      20.6%

As a percentage of license revenue........        44.6%        26.4%                     37.5%       25.9%
As a percentage of total revenue..........        16.3%        11.0%                     13.3%       11.4%

   Cost of license revenue includes product royalties paid to third party solution providers, amortization of computer software costs (including acquired technology), amortization of other intangible assets and a write-off of capitalized software costs. Cost of license revenue increased 47.0% and 20.6% during the three months and nine months ended June 30, 2001 as compared to the prior periods. During the three and nine months ended June 30, 2001, we recorded a non-cash write-off of $1.6 million of capitalized software development costs related to the translation of an older version of our software for which a new release is now available. During the nine months ended June 30, 2000, we recorded accelerated amortization of $327,000 on capitalized software translation costs that we believed were unrecoverable. Excluding the aforementioned special items, cost of license revenue increased 8.2% and 10.3% during the three months and nine months ended June 30, 2001 as compared to the prior periods.

   Excluding special items, the increase in cost of license revenue is principally a result of an increase in product royalty expense due to an increased amount of third party products shipped. Product royalties as a percentage of license revenue increased to 19.5% and 17.9% for the three months and nine months ended June 30, 2001 from 14.2% and 12.1% for the same periods last year. We expect that cost of license revenue will vary from period to period based on the mix of products licensed between internally developed products and third party-developed products

   Cost of Services Revenue. The following table shows information about our cost of services revenue during the three months and nine months ended June 30, 2001 and 2000:

                                                 Three Months Ended                     Nine Months Ended
                                                      June 30,                               June 30,
                                                -------------------    Change From      ------------------      Change From
                                                 2001         2000     Prior Year         2001        2000      Prior Year
                                                ------       ------    -----------      -------     -------     -----------
                                              (Dollars in thousands)                  (Dollars in thousands)
Cost of services revenue..................      $9,166       $8,161       12.3%         $26,527     $22,571        17.5%

As a percentage of services revenue.......        40.0%        38.2%                       39.0%       39.7%
As a percentage of total revenue..........        25.4%        22.4%                       25.1%       22.2%

  The increase in cost of services revenue for the three months and nine months ended June 30, 2001 is principally attributable to the additional costs of providing support for the acquired products of the Pivotpoint business and the costs associated with maintaining a larger professional services staff. Prior to the acquisition of Pivotpoint, our cost of services revenue principally included the costs of providing customer support. As a result of the acquisition and change in organizational structure, our professional services staff increased, and we now provide increased consulting and implementation services for our solutions.

  Selling and Marketing Expenses. The following table shows information about our selling and marketing expenses during the three months and nine months ended June 30, 2001 and 2000:

                                               Three Months Ended                         Nine Months Ended
                                                    June 30,                                   June 30,
                                              ---------------------     Change From     --------------------    Change From
                                                 2001         2000      Prior Year         2001       2000      Prior Year
                                               -------      -------     -----------     --------    --------    -----------
                                              (Dollars in thousands)                   (Dollars in thousands)
Selling and marketing expenses............     $10,458      $13,911       (24.8)%        $30,870     $36,536       (15.5)%

As a percentage of total revenue..........        28.9%        38.1%                        29.4%       36.0%

   Selling and marketing expenses decreased for the three months and nine months ended June 30, 2001 by $3.5 million and $5.7 million. The decreased expenses were primarily related to reductions of affiliate fees and sales commissions for our direct sales force as a result of the lower license revenues for the periods. Additionally, there was a decrease in marketing program spending for both the three month and nine month periods as compared to the prior year.

   Product Development Expenses. The following table shows information about our product development expenses during the three months and nine months ended June 30, 2001 and 2000:

                                                 Three Months Ended                     Nine Months Ended
                                                       June 30,                               June 30,
                                               --------------------     Change From     -------------------  Change From
                                                 2001         2000      Prior Year       2001        2000    Prior Year
                                               -------      -------     -----------     -------     -------  -----------
                                              (Dollars in thousands)                  (Dollars in thousands)
Product development costs.................     $ 5,302      $ 5,052         4.9%        $16,085     $14,973       7.4%
Software translation costs................         461          816       (43.5)          1,751       1,830      (4.3)
                                               -------      -------                     -------     -------
       Total spending.....................       5,763        5,868        (1.8)         17,836      16,803       6.1
                                               -------      -------                     -------     -------
Less:
Capitalized product development costs.....      (1,509)      (1,378)        9.5          (3,635)     (3,546)      2.5
Capitalized software translation costs....         (60)        (360)      (83.3)           (687)       (976)    (29.6)
                                               -------      -------                     -------     -------
       Total capitalization...............      (1,569)      (1,738)       (9.7)         (4,322)     (4,522)     (4.4)
                                               -------      -------                     -------     -------
       Product development expenses.......     $ 4,194      $ 4,130         1.5%        $13,514     $12,281      10.0%
                                               =======      =======                     =======     =======

Total spending as a percentage of
     total revenue........................        16.0%        16.1%                       17.0%       16.5%
Product development expense as
     a percentage of total revenue........        11.6%        11.3%                       12.9%       12.1%

   Total spending on product development activities remained relatively flat for the three months ended June 30, 2001 as compared to the prior year and increased 6.1% for the nine months ended June 30, 2001 as compared to the prior year. The increase in the nine month period is due to our continued focus on e-business and the added costs of our new development organizations for the acquired products of Pivotpoint. This increase in cost was off-set by actions we took in fiscal year 2000 when we discontinued our product development efforts to re-engineer our iSeries software applications to the Windows NT server platform and decreased our number of development personnel because of a change in our product strategy. Software translation costs, which decreased for both the three and nine months ended June 30, 2001, are typically project related, and the timing of those expenditures is subject to change from period to period.

  Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period.

   General and Administrative Expenses. The following table shows information about our general and administrative expenses during the three months and nine months ended June 30, 2001 and 2000:

                                                Three Months Ended                      Nine Months Ended
                                                     June 30,                                 June 30,
                                               --------------------     Change From     -------------------   Change From
                                                2001          2000      Prior Year        2001        2000    Prior Year
                                               -------      -------     -----------     -------      ------   -----------
                                              (Dollars in thousands)                  (Dollars in thousands)
General and administrative expenses.......      $3,446       $3,408                     $10,699     $13,261
Less:
Special costs.............................         ---          ---                         ---      (2,791)
                                                ------       ------                     -------     -------
General and administrative expenses             $3,446       $3,408        1.1%         $10,699     $10.470        2.2%
 before special costs.....................      ======       ======                     =======     =======


As a percentage of total revenue..........         9.5%         9.3%                       10.2%       10.3%

  General and administrative expenses before special costs for the three months and nine months ended June 30, 2001 remained consistent with the prior year. In addition to the normal recurring charges, general and administrative expenses for the nine months ended June 30, 2000 included the following special charges:

  . $2.3 million for the accrual of a liability related to our commitment to sell a certain technology that will not be recovered through future sales of the related product; and

  . $500,000 for compensation expense recorded in connection with the acquisition of Pivotpoint.

   Amortization of Goodwill. We completed two acquisitions during the nine months ended June 30, 2000, both of which were treated as purchase business combinations for accounting purposes. Total goodwill recorded in these transactions was $46.8 million, which we are amortizing over five years. Goodwill amortization for the three months and nine months ended June 30, 2001 was $2.3 million and $7.0 million compared to $2.4 million and $4.7 million in the prior year. For the nine months ended June 20, 2001, amortization of goodwill was incrementally higher because the amortization during the nine month period represented a full nine months of amortization as compared to less than six months of amortization incurred in the same period in the prior year.

   Restructuring, Acquisition and Other Items. During the three months ended June 30, 2001, we recorded a net recovery of restructuring, acquisition and other items of $2.0 million as a result of a settlement agreement with a third party in May 2001 resolving a dispute regarding payment for certain proprietary software and documentation to be re-licensed by us. Under the terms of the settlement, the third party paid us $2.2 million for the software and related costs we previously charged against restructuring, acquisition, and other items during fiscal 2000. The settlement was offset by $219,000 of accrued liabilities relating to this software product. During the nine months ended June 30, 2000, we recorded restructuring, acquisition and other items of $10.7 million in connection with the acquisition of Pivotpoint and the write-off of certain technology related assets.

   In addition to the $10.7 million of restructuring, acquisition and other items for the nine months ended June 30, 2000, we incurred restructuring costs of $4.4 million related to a change in product strategy during the fourth quarter of fiscal 2000. Total restructuring, acquisition, and other items recognized by quarter during fiscal 2000 and the nine months ended June 30, 2001 were as follows (in thousands):


                                                Restructuring,
                                                Acquisition and
                                                  Other Items
                                                ---------------
Three months ended December 31, 1999.........      $   ---
Three months ended March 31, 2000............       12,883
Three months ended June 30, 2000.............       (2,160)
Three months ended September 30, 2000........        4,360
                                                   -------
  Total fiscal 2000..........................       15,083
                                                   -------
Three months ended December 31, 2000.........          ---
Three months ended March 31, 2001............          ---
Three months ended June 30, 2001.............       (1,981)
                                                   -------
  Total nine months ended June 30, 2001......       (1,981)
                                                   -------
                                                   $13,102
                                                   =======

  The major components of the restructuring, acquisition and other items in fiscal 2000 and the three and nine months ended June 30, 2001 and the remaining accrual at June 30, 2001 were as follows (in thousands):

                                                                        Restructuring, Acquisition, and Other Items
                                                                    ----------------------------------------------------
                                                                                         Amounts       Accrued Costs at
                                                                      Total Items       Utilized        June 30, 2001
                                                                    -------------    ------------    -------------------
    Fiscal 2000:
    ------------
    Employee severance and related costs:
       Acquisition related..........................................   $   150        $   (150)               $---
       Change in product strategy...................................     1,003          (1,003)                ---
    Exit costs (for terminated contracts)...........................       919            (856)                 63
    Costs of abandonment of excess space............................       972            (758)                214
    Non-cash asset write-offs:
       Acquisition related write-offs of purchased software and
          other assets..............................................     6,428          (6,428)                ---
       In-process research and development costs....................     1,400          (1,400)                ---
       Change in product strategy...................................     4,211          (4,211)                ---
                                                                       -------        --------                ----
                                                                        15,083         (14,806)                277
                                                                       -------        --------                ----
    Three and Nine Months Ended June 30, 2001
    -----------------------------------------
    Settlement of re-licensing contract.............................    (2,200)          2,200                 ---
    Accrued liabilities relating to settlement......................       219             (10)                209
                                                                       -------        --------                ----
                                                                        (1,981)          2,190                 209
                                                                       -------        --------                ----
                                                                       $13,102        $(12,616)               $486
                                                                       =======        ========                ====

  Interest Income and Interest Expense.   The following table shows information
about our interest income and interest expense during the three months and nine months ended June 30, 2001 and 2000:

                                               Three Months Ended                             Nine Months Ended
                                                    June 30,                                       June 30,
                                               --------------------    Change From           -------------------   Change From
                                                 2001         2000     Prior Year              2001        2000    Prior Year
                                               -------      -------    -----------           -------     -------   -----------
                                              (Dollars in thousands)                        (Dollars in thousands)
Interest income...........................      $  203      $   246       (17.5)%            $   612     $   809    (24.4)%
Interest expense..........................        (671)      (1,007)      (33.4)%             (2,330)     (1,926)    21.0 %
                                                ------      -------                          -------     -------
Interest income (expense), net............      $ (468)     $  (761)                         $(1,718)    $(1,117)
                                                ======      =======                          =======     =======

As a percentage of total revenue..........        (1.3)%       (2.1)%                           (1.6)%      (1.1)%

  Interest income during the three months and nine months ended June 30, 2001 decreased primarily due to a lower average balance of cash and cash equivalents and decreasing interest rates. Interest income will continue to fluctuate as the average balance of cash and cash equivalents changes from period to period and as interest rates fluctuate.

  Interest expense principally includes (1) interest on our term loan based on our lender's base rate or LIBOR plus a predetermined margin, (2) the difference between interest paid and interest received under our interest swap arrangement,
(3) commitment fees on the unused portion of our revolving credit facility, and
(4) amortization of debt issuance costs. For the three months ended June 30, 2001, interest expense decreased by 33.4% primarily due to the lower balance on our term loan and lower interest rates. For the nine months ended June 30, 2001, interest expense was incrementally higher because the interest expense during the nine month period represented a full nine months of interest expense as compared to less than six months of interest expense incurred in the same period in the prior year. Taking into effect the interest rate swap and excluding the amortization of debt issue costs, the effective annual interest rate on our term loan for the three months and nine months ended June 30, 2001 was 10.00% and 10.47%.

  Income Tax Expense (Benefit).   The following table shows information about
our income tax expense (benefit) during the three months and nine months ended June 30, 2001 and 2000:

                                                      Three Months Ended                    Nine Months Ended
                                                            June 30,                              June 30,
                                                    -----------------------               ----------------------
                                                      2001            2000                 2001            2000
                                                    ------           ------               ------        --------
                                                     (Dollars in thousands)                (Dollars in thousands)
Income (loss) before income tax
 expense (benefit)........................          $2,155           $1,900               $2,844        $(11,209)
Income tax expense (benefit)..............           2,047            1,596                2,729          (1,728)

Income tax expense (benefit) as a
 percentage of total revenue..............             5.7%             4.4%                 2.6%           (1.7)%
Effective income tax rate.................            95.0%            84.0%                96.0%          (15.4)%

   The actual income tax expense (benefit) for the three months and nine months ended June 30, 2001 and 2000 differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income (loss) before income tax expense (benefit) due principally to the effect of amortization of goodwill, primarily from the acquisition of Pivotpoint, that is not deductible for income tax purposes. Other items that affected our effective tax rate include income tax credits and state and foreign income taxes.

Liquidity and Capital Resources

  The following tables show information about our cash flows during the nine months ended June 30, 2001 and 2000 and selected balance sheet data as of June 30, 2001 and September 30, 2000. You should read these tables and the discussion that follows in conjunction with our condensed consolidated statements of cash flows and balance sheets contained in "Item 1. Financial Statements" in Part I of this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000 as filed with the SEC.

                                                                                    Summary of Cash Flows
                                                                                      Nine Months Ended
                                                                                           June 30,
                                                                                   -----------------------
                                                                                       2001          2000
                                                                                     -------      --------
                                                                                        (In thousands)
Net cash provided by operating activities before
   changes in operating assets and liabilities................................       $21,478      $ 13,007
(Decrease) increase in operating assets and liabilities.......................        (3,698)           89
                                                                                     -------      --------
Net cash provided by operating activities.....................................        17,780        13,096
Net cash used for investing activities........................................        (5,385)      (55,018)
Net cash (used for) provided by financing activities..........................        (9,641)       31,525
                                                                                     -------      --------
   Net increase (decrease) in cash and cash equivalents.......................       $ 2,754      $(10,397)
                                                                                     =======      ========

                                                                                      Balance Sheet Data
                                                                                    June 30,    September 30,
                                                                                      2001          2000
                                                                                    --------    ------------
                                                                                        (In thousands)
Cash and cash equivalents.....................................................      $ 14,929       $ 12,175
Working capital deficit.......................................................       (23,080)       (28,403)
Working capital (excluding deferred revenue)..................................        13,179          7,578
Total assets..................................................................       118,599        136,939
Total long-term debt, including current portion...............................        18,941         29,000
Total shareholders' equity....................................................        33,088         32,444

  Operating Activities

  We have historically funded our operations primarily with cash generated from operating activities. The changes in net cash provided by operating activities generally reflect the changes in net income (loss) plus the effects of changes in working capital. Changes in working capital, especially trade accounts receivable, trade accounts payable, and accrued expenses and other current liabilities, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

  We generated positive cash flows from operating activities of $17.8 million and $13.1 million during the nine months ended June 30, 2001 and June 30, 2000. Net cash provided by operating activities before changes in operating assets and liabilities was $21.5 million for the nine months ended June 30, 2001 compared to $13.0 million for the prior year period. Net income was $115,000 for the nine months ended June 30, 2001 compared to a loss of $9.5 million for the nine months ended June 30, 2000. The loss for the first nine months of fiscal 2000 was off-set by non-cash charges of $11.3 million related to the write-off of computer software costs, prepaid expenses and royalty contract obligations. We recorded a non-cash charge of $1.6 million for the nine months ended June 30, 2001 related to the write-off of capitalized software development costs.

  During the nine months ended June 30, 2001, accounts receivable decreased approximately $2.0 million, which was attributable to lower license revenues during the period. Other significant changes in operating assets and liabilities during the nine months ended June 30, 2001 included a $3.4 million decrease in prepaid expenses and other current assets, primarily related to the receipt of a $2.4 million refund of income taxes and interest from the Internal Revenue Service as a result of the settlement of an IRS examination, and a $9.5 million decrease in accounts payable, accrued expenses and other current liabilities resulting principally from the timing of cash payments. During the nine months ended June 30, 2000, the significant working capital changes were a decrease in accounts receivable of $6.8 million, an increase of $1.4 million in prepaid expenses and other current assets, and a $5.2 million decrease in accounts payable, accrued expenses and other current liabilities.

  Investing and Financing Activities

  The nature and amounts of net cash flows from investing and financing activities for the nine months ended June 30, 2001 differ from the prior year period principally due to the January 12, 2000 acquisition of Pivotpoint for $48.0 million in cash and transaction costs of $2.0 million. During fiscal 2000, we borrowed $40.0 million under a credit facility to finance a portion of the purchase price, for which we paid $1.4 million in debt issuance costs. We funded the remainder of the purchase price and costs related to the acquisition with cash. During the nine months ended June 30, 2001, we repaid $10.1 million on the term loan compared to $10.2 million in the previous year. As of June 30, 2001 the outstanding balance of the term loan was $18.9 million, with scheduled quarterly repayments ending on the maturity date of December 31, 2002.

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

  Other changes in investing and financing activities for the nine months ended June 30, 2001 principally include a $905,000 decrease in spending for property and equipment, a $1.3 million decrease in purchases of computer software, and a $2.7 million decrease in proceeds received from the exercise of stock options.

  We do not have any current plans or commitments for any significant capital expenditures.

  We believe that cash and cash equivalents on hand as of June 30, 2001, together with cash flows from operating activities and available borrowings under our revolving credit facility, will be sufficient for us to maintain our operations for at least the next 12 months.

Recently Issued Accounting Pronouncements

   In December 1999, the SEC issued SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, which is effective no later than the fourth fiscal quarter of fiscal 2001. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Additionally, the SEC recently issued a Frequently Asked Questions memorandum providing further guidance on SAB No. 101. We adopted SAB No. 101, as amended, during our third quarter of fiscal 2001. The adoption had no material impact on our licensing practices, financial position or results of operations.

   In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted using the purchase method. This statement will be effective for any business combinations that we may enter into after June 30, 2001.

   In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption of SFAS No. 142, we will be required to discontinue the amortization of our goodwill and other intangible assets that fall under the scope of the Statement. Additionally, we will be required to test our goodwill and other intangible assets for impairment during the first year of adoption and at least annually or as deemed appropriate thereafter. If our goodwill and intangible assets are found to be impaired during the transitional period, the resulting write-down will be reported as a change in accounting principle. Any impairment loss recorded after the transitional period will be recorded in income (loss) from operations. Because goodwill and intangible assets will not be amortized over a specific period but rather will be reviewed for impairment annually, there may be more volatility in reported income (loss) than under previous accounting standards due to impairment losses occurring irregularly and in varying amounts. Although we do not currently expect that the adoption of SFAS 142 will have a material adverse impact on our financial condition or results of operations, we are assessing the possible effects of this Statement. We must adopt SFAS 142 by October 1, 2002; however, we are currently considering adopting it on October 1, 2001.


Inflation

  To date, we believe inflation has not had a material impact on our operations.


ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

  We do not trade market risk sensitive instruments nor do we purchase, whether for investment, hedging or purposes "other than trading," instruments that are likely to expose us to market risk, whether foreign currency exchange rate, interest rate, commodity price or equity price risk, except as discussed in the following paragraphs. We have not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps, except as discussed in the following paragraphs.

 Foreign Currency Exchange Rate Sensitivity

  Our foreign operations, primarily those in Western Europe, involve financial transactions that are denominated in foreign currencies. From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We did not enter into any forward exchange contracts or purchase options during the three months and nine months ended June 30, 2001 and June 30, 2000, nor did we have any open forward exchange contracts or options at June 30, 2001 or September 30, 2000. As our foreign operations increase, our business, financial condition and results of operations could be adversely affected by future changes in foreign currency exchange rates.

 Interest Rate Sensitivity

  The table below presents information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates at June 30, 2001, including our long-term debt obligation and our interest rate swap arrangement. For our long-term debt obligation, the table presents principal cash flows and related weighted average interest rates by expected maturity dates based on the scheduled principal payments. For our interest rate swap arrangement, the table presents average notional principal amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swap arrangement. Weighted average variable rates are based on implied forward rates in the Eurodollar futures curve for three-month LIBOR at the reporting date.

                                                          Fiscal Year of Maturity
                                                   -------------------------------------
                                                     2001           2002           2003       Total       Fair Value
                                                   -------        -------         ------   -------------  -------------
                                                                       (Dollars in thousands)
                 Liabilities
                 -----------
Long-term debt.............................        $   279        $12,309         $6,353      $18,941        $18,941
Average variable interest rate.............           3.82%          4.53%          5.40%         ---

            Interest Rate Swap
            ------------------
Average notional principal amount..........        $12,588        $ 8,750            ---          ---        $   156
Fixed pay interest rate....................           7.00%          7.00%           ---          ---
Average receive variable interest rate.....           3.82%          4.53%           ---          ---

  We believe that the fair value of our long-term debt is equal to its book value because our long-term debt is with a bank syndicate and not publicly traded and because the underlying variable interest rate is adjusted every three months.

PART II: OTHER INFORMATION

ITEM 5: Other Information

   On April 30, 2001, warrants for the purchase of 526,309 shares of our common stock expired unexercised. The warrants were issued in connection with our debt financing in May 1994. The shares of common stock underlying the warrants were de-registered on June 6, 2001.

ITEM 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

       None.

(b)  Reports on Form 8-K

       None.

                                   SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2001.

                                        MAPICS, Inc.

                                        By: /s/ John A. Stone
                                            -----------------
                                            John A. Stone
                                       Vice President of Finance and
                               Interim Chief Financial and Accounting Officer