Form 10-K405
period 2001-09-30
MAPICS INC
filed 2001-12-21
CIK 848551

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ________________ to _________________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant was $64,045,806 at December 3, 2001, based on the closing sale price of $5.75 per share for the common stock on such date on the Nasdaq National Market.

     The number of shares of the registrant's common stock outstanding at December 3, 2001 was 18,310,081.

                       Documents Incorporated by Reference

     Specifically identified portions of the proxy statement for the 2002 annual meeting of shareholders to be held on February 12, 2002 are incorporated by reference in Part III.

================================================================================

                                  MAPICS, Inc.

                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended September 30, 2001

                                TABLE OF CONTENTS

  Item                                                                                                Page
 Number                                                                                              Number
--------                                                                                            --------
                                               PART I

   1.   Business ..................................................................................     1
   2.   Properties ................................................................................    11
   3.   Legal Proceedings .........................................................................    11
   4.   Submission of Matters to a Vote of Security Holders .......................................    11

                                               PART II

   5.   Market for the Registrant's Common Equity and Related Stockholder Matters .................    12
   6.   Selected Financial Data ...................................................................    12
   7.   Management's Discussion and Analysis of Financial Condition and Results of Operations .....    14
   7A.  Quantitative and Qualitative Disclosures about Market Risk ................................    36
   8.   Financial Statements and Supplementary Data ...............................................    38
   9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......    66

                                               PART III

   10.  Directors and Executive Officers of the Registrant ........................................    67
   11.  Executive Compensation ....................................................................    67
   12.  Security Ownership of Certain Beneficial Owners and Management ............................    68
   13.  Certain Relationships and Related Transactions ............................................    68

                                               PART IV

   14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........................    69
        Signatures ................................................................................    73

                                     PART I

Item 1.   Business.

           SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     We believe that it is important to communicate our future expectations to our shareholders and to the public. This report and our 2001 Annual Report contain forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. You can identify these statements by forward-looking words such as "expect," "anticipate," "intend," "plan," "believe," "continue," "could," "grow," "may," "potential," "predict," "strive," "will," "seek," "estimate" and similar expressions that convey uncertainty of future events or outcomes. Forward-looking statements include statements concerning future:

     . results of operations;

     . liquidity, cash flow and capital expenditures;

     . debt levels and the ability to obtain additional financing or make payments on our debt;

     . demand for and pricing of our products and services;

     . acquisition activities and the effect of completed acquisitions;

     . industry conditions and market conditions; and

     . general economic conditions.

     Although we believe that the goals, plans, objectives, beliefs, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. They involve uncertainties and risks, and we cannot assure you that our goals, plans, objectives, beliefs, expectations and prospects will be achieved. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors that are beyond our ability to predict or control, including, but not limited to, those contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statement that we may make in this report or elsewhere except as required by law.

General

     We are a global developer of extended enterprise applications, or EEA, for discrete and batch process manufacturers. We deliver collaborative e-business solutions to automate the manufacturing process, improve the coordination of organizational resources and enhance interaction with value chain partners.

     We were originally incorporated in Massachusetts in 1980, and in 1998 we reincorporated in Georgia. In January 2000, we acquired Pivotpoint, Inc. As part of that acquisition, Pivotpoint brought to us all rights to the Point.Man product offering as well as other product offerings, such as Thru-Put and Maincor. Our flagship solutions now include two extended enterprise resource planning, or ERP, foundations that streamline business processes for manufacturing, customer service, engineering, supply chain planning and financial reporting. Our solutions support international and multi-site operations on a variety of platforms, including the IBM eServer iSeries 400, Windows NT, UNIX and Linux. We also offer a supply chain management system, collaborative commerce and maintenance solutions, and calibration solutions designed to enable companies to link members of their supply chain and their customers to send and receive valuable real-time information to improve business decision-making at all levels.

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

     We have licensed our solutions for use in thousands of locations around the world. Our target market consists primarily of manufacturing establishments with annual sales between $20 million and $1 billion. With the depth and breadth of our capabilities, we can support single and multi-site manufacturing organizations, including those with global, multi-currency requirements, as well as divisional operations within multibillion dollar manufacturing enterprises.

     We currently work with customers such as:

Accelight                           Goodyear Tire & Rubber Co.         Volvo Corp.
Anaren Microwave, Inc.              Hartzell Propeller, Inc.           Weber-Stephen Products Co.
Bayer Corporation                   Honda Motor Co., Ltd.              Xanoptics
Dialight Corporation                IKO Industries                     YORK International Corporation
Dirona SP                           Powerex Inc.
General Electric Co., P.L.C.        SmithKline Beecham

     Our primary sales and implementation services channel consists of approximately 90 independent local companies, which we refer to as affiliates, that market and sell our products worldwide and support our global installed base of customers. These affiliates provide customers with high quality and cost-effective local implementation, industry specific consulting and other professional services.

     Our history of providing stable business solutions, flexible implementation and industry leading support has given us the ability to extend our reach within our target market. We intend to accomplish this by: 1) expanding our presence within targeted manufacturing segments; 2) growing our indirect sales channels;
3) extending our new supply chain management system and collaborative commerce solutions to both new and existing customers; 4) enhancing the collaborative functionality of our solutions to address the evolving needs of new and existing customers; 5) capitalizing on new technologies and multiple deployment options;
6) continuing to pursue strategic alliances; 7) leveraging our new professional services organization to supplement and complement our software offerings; and
8) building on our reputation for customer satisfaction.

Industry Background

     Approximately half of all manufacturers operate either discrete or batch-process manufacturing facilities. The remaining manufacturers operate process-manufacturing facilities. Discrete manufacturers produce finished goods by assembling or machining a set of component parts or sub-assemblies into finished products. Batch-process manufacturers produce goods by combining specific materials in pre-defined quantities by a series of discontinuous operations. We target discrete and batch process manufacturers.

     We are currently focused on two main vertical segments within manufacturing
- complex manufacturers and high tech manufacturers. Complex manufacturers are traditionally capital intensive industrial manufacturers who compete on efficiencies and control. Complex manufacturers require solutions for highly engineered products, large reporting requirements and deep and broad bills of material. High tech manufacturers typically compete on speed and innovation, driven by trends of globalization and specialization. Business requirements for this group include dealing with short product life cycles and frequent design changes, outsourced manufacturing and often regulated environments. Subsets within these two categories include:

     Complex Manufacturers:
     .  heavy duty transport suppliers;
     .  industrial equipment;
     .  fabricated metal products; and
     .  auto parts suppliers.

     High Tech Manufacturers:
     .  semiconductors (fabless);
     .  measuring and controlling devices;
     .  electronic and electrical suppliers;
     .  communications; and
     .  medical devices.

     These manufacturers operate in an environment of rapidly changing business requirements. To be successful globally, our customers must:

     .  manage broad product lines;
     .  provide multi-national distribution;
     .  continually streamline product development;
     .  reduce manufacturing cycles;
     .  decrease inventory levels; and
     .  adopt more flexible manufacturing strategies.

     Complex manufacturers typically face challenges related to:

     .  The capital-intensive nature of their business;
     .  Intense margin pressure;
     .  Large reporting requirements; and
     .  Need to increase productivity and yield from capital investments.

     High tech manufacturers have their own unique challenges, such as:

     .  Managing outsourced manufacturing;
     .  Working within the requirements of regulatory agencies;
     . Facing shortened product lifecycles; and . Collaborating on virtual product design.

     These requirements are driving the need for an enhanced supply chain, distributed manufacturing resources and improved methods of interacting with suppliers and customers. Growth, customer satisfaction and profitability all depend on an accurate and rapid flow of information within a tightly integrated supply chain and an expanded enterprise linking suppliers with customers through the manufacturer.

     Historically, manufacturers have relied on enterprise resource planning, or ERP, systems to streamline their business processes and coordinate internal resources. These systems typically provide applications to support engineering data management, sales management, material procurement, inventory management, manufacturing control, distribution, transportation, finance, customer relationship management, and many other specialized business functions.

     To compete effectively in their markets, most manufacturers also require solutions that provide a high return on investment. Manufacturers must be able to implement these solutions rapidly with minimal disruption to their businesses and must be able to maintain these solutions with a limited information technology staff. At the same time, these solutions must provide sufficient depth of functionality and flexibility to enable manufacturers to respond to constantly changing customer needs. The solutions also must be scalable to accommodate expansion of the manufacturer's business. We believe that manufacturers in our target market prefer flexible solutions covering all aspects of their business available from a single partner as opposed to specialized multi-vendor solutions purchased from multiple vendors that are more costly and difficult to integrate and maintain.

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

The MAPICS Solution

     With more than 20 years of manufacturing and technology expertise, we are a leading provider of full-function extended enterprise systems that enable manufacturers to respond to the demands of a rapidly growing, highly competitive, global marketplace. We have succeeded in addressing the technology and business requirements of manufacturers by providing comprehensive product functionality and high quality customer service on a cost-effective basis. Our focus on this market allows us to fully understand the changing needs and requirements of our customers. Our solutions support hardware platforms that are in use by more than 90% of manufacturers in our target market.

     The MAPICS solution provides value to our customers through the following benefits:

     Comprehensive Functionality and Flexibility. We have developed a suite of solutions focused on meeting the needs of manufacturers. Our strong manufacturing and technology expertise allows us to continue developing functionality that meets the evolving needs of manufacturing establishments. Our flexible architecture allows customers to purchase and implement MAPICS solutions at their own pace and integrate our solutions with their existing infrastructure. As new technologies lead manufacturers to seek more open and collaborative solutions to link the members of their value chain, we intend to continue to deliver applications to enable the exchange of critical business data.

     Experienced Sales Channel. The primary channel for selling and implementing our solutions is a network of approximately 90 affiliate organizations selling to customers located in nearly 70 countries around the world. Affiliates typically have extensive knowledge of the manufacturing industry in their geographic regions and develop long-standing relationships with our customers. Each affiliate markets MAPICS solutions within a specific geographic territory, and in many instances, is exclusive to us. For these reasons, affiliates often invest significant resources to increase their knowledge about our applications. Affiliates offer experienced local professionals to implement and configure our solutions rapidly and in a cost-effective manner. In addition, providing local services to our customers enables the customer to maintain a limited information technology staff, which enhances the value to the customer. To augment our affiliate channel, we also have a number of direct sales personnel who service specific accounts and represent specific MAPICS solutions.

     Rapid Implementation and High Return on Investment. The flexibility of our products minimizes the need to perform custom modifications to implement the products, thereby allowing rapid product deployment. In addition, our in-depth manufacturing, product and customer knowledge has enabled us to develop a consistent implementation process followed by many customers and affiliates around the world. Our implementations generally take from three to twelve months, depending upon the number and type of applications purchased and the complexity of the manufacturer's business. The high reliability and ease of user customization of our products, coupled with our extensive quality assurance and technical support, minimize our customers' need to maintain a large information technology staff. Subsequent releases of our software products are designed to preserve our customers' existing investments in technology and user education, with minimal disruption to their businesses. These factors enable us to offer the low total cost of ownership and high return on investment that manufacturers require.

     High Quality Worldwide Customer Support. We are dedicated to providing high quality customer support for our products around the world through a combination of employee support staff and our affiliate channel. We consistently receive top marks in independent surveys compared to competitors in the area of customer support. Our

"No Wait Response" and Knowledge Center solutions provide customers online access to a knowledge base of more than 12,000 tips, common questions and answers, and our MAPICS Standard Methodology are examples of our commitment to support the customer before and after the sale.

The MAPICS Strategy

     Our primary objective is to further increase our share of the EEA market by attracting new customers in our target market and increasing sales to our customer base. To achieve this objective, we continually re-evaluate our overall product strategy as we adapt to the changing needs of our customers. Accordingly, throughout fiscal 2001 we took actions to refocus our product and market direction. Key elements of our revised strategy are:

     Expand Our Target Market Presence through Verticalization. The mid-market is considered one of the fastest growing segments in the EEA market. We intend to further leverage our manufacturing and technology expertise and the strengths of our affiliates to expand our presence in this market. We will continue to invest in new product functionality and technology to improve the global competitiveness of our customers. We also intend to continue to leverage our large, installed customer base to generate additional revenues by using positive references from existing customers to assist in sales to new customers. These references are often critical to the buying decisions of our customers. Our large installed customer base also gives us an opportunity to generate significant revenues by selling additional collaborative applications and upgrades to existing customers. We have focused product development and marketing resources around deeper verticalization and segmentation of the manufacturing environment. We intend to continue to add product functionality and domain expertise to address specialized segments within the manufacturing sector.

     Grow Our Sales Channel. We intend to further enhance our sales channel by expanding the number of our affiliates, strengthening our existing affiliate base, and maximizing our direct sales organization to capitalize on strategic opportunities. We intend to increase our worldwide channel capacity through new ventures, alliances and other programs with affiliates that are attempting to enter new or under-penetrated territories. In addition, we will continue assisting affiliates with on-line training and remote learning opportunities. We expect that these offerings will increase our affiliates' ability to compete for new accounts and to expand our presence within our customer base. We intend to grow our direct sales force to lead multi-site selling opportunities and service specific strategic accounts and applications. The number of these multi-site and strategic opportunities is on the rise due to the scalability of our solutions and enhanced collaborative capabilities.

     Leverage Our Supply Chain and Collaborative Commerce Solutions. We understand the needs of a manufacturing organization, and our supply chain management applications offer manufacturers the tools they need to ensure that their operations achieve their peak performance. Our collaborative commerce applications link elements of the manufacturing infrastructure to produce a seamless set of solutions that ensures the effective flow of information from supplier to manufacturer to customer in a fully web-enabled fashion. Both our supply chain and collaborative commerce solutions are available to customers using our EEA solutions as well as to potential customers who use other EEA solutions.

     Enhance Functionality of Our Collaborative Solutions. We intend to continue to offer new functionality to attract additional customers and allow existing customers to more easily adapt to changes within the extended manufacturing enterprise. We will continue to focus on the extended enterprise business model and intend to enhance our collaborative solutions on a global basis. Many of our applications are available in up to 19 languages, including English, traditional Chinese, simplified Chinese, French, German, Portuguese and Spanish. We also plan to add new localized features to expand the functionality of our products and allow us to more effectively target geographic markets. To support our vertical market strategy, we will continue development of specific functionality to address business requirements within key vertical segments of the manufacturing environment. In addition, we continually evaluate potential acquisitions of complementary technologies, products and businesses serving our target market.

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

     Pursue Strategic Alliances. We often form strategic development or marketing alliances with third parties, which we refer to as solution partners, to address the rapidly changing needs of our customers. By either entering into joint marketing relationships or reselling their products, we deliver best of breed offerings integrated with our solutions. In addition, we develop strategic marketing alliances with third parties to market, sell or service our products into markets that are under-served or not addressed by us. We intend to continue to develop strategic development and marketing alliances to enhance the breadth of our offerings and expand our market presence.

     Leverage Professional Services. We launched a comprehensive professional services organization in fiscal 2001 to provide global consulting capabilities related to software implementation, business process reengineering and optimization. This organization provides a common implementation methodology for multi-site customers to ensure integration of software and systems as well as high-level consulting in business process management and reengineering. This organization enhances the implementation and service capabilities of our existing affiliate sales channel.

     Maintain High Customer Satisfaction. We believe that a highly satisfied installed customer base is critical to expanding our market presence. We intend to develop or enhance advanced user education offerings and Internet-based tools to further improve our affiliates' and customers' ability to install and use our solutions.

The MAPICS EEA Products

     ERP Solutions

     MAPICS ERP for iSeries. Our iSeries solution offers more than 50 applications and has continually been enhanced to meet customers' needs. Our iSeries solution provides a simplified implementation process with integrated applications that enable single-site, multi-site and multi-national manufacturers to expand production and increase revenue. It leverages Java and Internet technologies to deliver solutions for growing manufacturing organizations, and our extended architecture gives customers the flexibility to expand as their business evolves. This solution works with the IBM eServer iSeries 400 platform, a popular platform with manufacturers in our target market.

     Recent enhancements to our iSeries solution include added functionality to address collaborative engineering change management, financial reporting, multi-channel selling using web, paperless shop floor control, and XML support.

     MAPICS ERP for Extended Systems. For manufacturers that prefer Oracle/Microsoft technology, we offer our Extended Systems solution. This multi-platform ERP allows manufacturers to extend their reach beyond their enterprise, using a single unified solution to manage multiple sites, outsourced operations and partners on a global basis. MAPICS ERP for Extended Systems offers proven thin-client, appliance-independent connection to the Internet. This solution addresses the security, data integrity and real-time information delivery needs that new e-business transaction models require with access for customers, suppliers and employees into a single database.

     In 2001, we delivered innovative collaborative technology that enabled manufacturers to extend their ability to buy products through the MAPICS Portal to create their own digital marketplaces and to sell products using MAPICS Commerce, a web based storefront for product configuration. By combining these collaborative tools directly with the MAPICS ERP for Extended Systems, customers, suppliers, and employees can securely access the information they need on demand and improve productivity by reducing paperwork, response time and excess inventory.

   Supply Chain Management

     MAPICS Supply Chain Management Solution. This constraints-based solution helps companies maximize their supply chain capacity, eliminate downtime and improve operating efficiencies. It analyzes plant operations, pinpoints constraints, and optimizes manufacturing processes. Web-enabled Supplier and Customer Collaboration components help manufacturers give their suppliers and customers what they need, when they need it, including being able to respond to higher priority customers first. Robust supply chain planning functionality helps manufacturers better handle the demands of multi-plant, multi-national manufacturing. Our supply chain management solution improves customer service by allowing customers to perform their own capable-to-promise and what-if scenarios via the Internet to delay or expedite orders. It provides better sales and operational planning by creating consensus forecasts using channel intelligence that help plan production to ensure the forecasts are met.

     MAPICS Supply Chain Management Solution enables companies to recognize interdependencies among elements of the manufacturing process and helps them devise simple solutions for very complex problems. The solution is cost effective, easy to implement, and offers quick return on investment. Customers typically report increased on-time delivery as well as best-in-class inventory turns and manufacturing cycle times, all of which help them improve profitability and customer satisfaction.

   Collaborative Applications

     MAPICS Portal. The MAPICS Portal is an enterprise relationship portal solution that allows manufacturers to create a seamless virtual business community that includes their entire value chain. An enterprise portal can be the catalyst necessary to transform a manufacturer's brick and mortar business to a Web-centric e-business. Our customers are currently using the MAPICS Portal to share manufacturing data, such as inventory levels, bills of material, reorder information, engineering documents, and production line activity, with members of their value chain. This year we delivered new portal applications that dramatically streamline a manufacturer's business processes. These applications enable manufacturers and their suppliers to collaborate real time on information directly from the ERP backbone for purchase order planning, acceptance, and supplier management.

     MAPICS Commerce. MAPICS Commerce is a web storefront based on Microsoft Commerce 2000 that enables manufacturers to develop electronic storefronts, display product catalogs, and take orders over the Internet. Users have the capability to configure items through a guided selling process over the web through the storefront. Manufacturers can use this rules based configurator to dynamically create unique products directly from the MAPICS ERP system via the Internet.

   Enterprise Asset Management

     MAPICS Maintenance and Calibration Solution. This solution is a multi-platform solution for enterprise asset management, or EAM, that provides maintenance and facility management, including calibration tools for manufacturers. MAPICS Maintenance and Calibration Management Solution provides companies with the resources needed to manage enterprise assets and the ability to fully integrate with other MAPICS products, such as our ERP solutions. Simple implementation gives users the flexibility to set up systems that easily adapt to their individual manufacturing operations.

Product Development

     We are focusing our ongoing product development efforts on addressing the emerging needs of our market as well as practical innovation. We intend to continue expanding the breadth and depth of our product functionality and incorporating new technologies, while maintaining product reliability. We are focused particularly on developing collaborative solutions that are platform independent and that will enable our customers to serve their customers better, while improving overall operational efficiency. We plan to continue to develop new products focused on the manufacturing marketplace and deliver continuous product enhancements to existing customers.

     We are currently enhancing our iSeries solution using Java and XML technology to add significant thin-client and customization functions, navigation and personalization features that are popular in today's applications. Users are now able to access their data from anywhere in the world via a web browser, providing flexibility to customers. An XML interface allows companies to use their own client, or no client at all, as in the case of server-to-server communications. Enhancements also enable specialty clients such as PDAs and cell phones to access the customer's data.

     We plan to continue the evolution of our ERP for Extended Systems solution to an Internet-based collaborative system. Further expansion of our role-based MAPICS Portal applications and customer centric commerce applications will be added to the already Internet-rich foundation. Connectivity to supply chain partner systems will be provided using MAPICS Connects, a B2B integration tool that leverages Microsoft BizTalkTM and XML. Collaborative technologies will be enhanced for industry specific requirements of manufacturers.

     Planned enhancements to our supply chain management solution will focus on the addition of new functionality to enable our customers to better serve their customers. Through continuous collaboration with our customers, we will identify the functionality they need to maintain a competitive edge, and respond with stable, affordable enhancements to the supply chain solution. We are considering improvements to help our customers speed products through their extended enterprises, such as third-party system integrations and database connectivity.

Customers

     Our primary customers are discrete and batch-process manufacturing establishments with annual sales between $20 million and $1 billion, consisting both of independent companies and of divisions, sites and subsidiaries of larger companies. We have licensed our solutions for use in thousands of locations around the world. We intend to leverage our large installed customer base to generate additional revenues by using existing customers to provide positive references to new customers. We also will continue to sell additional applications and upgrades to existing customers. Our collaborative solutions that focus on specific segments of the manufacturing market provide significantly increased business value to our customers.

     Our base of customers includes the following enterprises:

            Accelight                                           IKO Industries
            Anaren Microwave, Inc.                              Kerry Ingredients U.K. Ltd.
            AP Technoglass Company                              MAG Instruments, Inc.
            Ashley Furniture Industries, Inc.                   Michigan Bulb Company Inc., Ltd.
            Bayer Corporation                                   New Hampshire Ball Bearings
            Bostik, Inc.                                        Pall Corporation
            Bristol-Myers Squibb Company                        Peg Perego Pines USA, Inc.
            Coltec Industries Inc.                              Powerex Inc.
            Cooper Industries                                   Shiseido Cosmetics (America) Ltd.
            Dialight Corporation                                SmithKline Beecham
            Dirona SP                                           Sub-Zero Freezer Co., Inc.
            Dukane Corporation                                  Sylvania Lighting International B.V.
            Eaton Controls PTY, Ltd.                            Thomas Lighting Inc.
            Emerson Electric Co.                                Trans-matic Manufacturing, Inc.
            Freightliner, Inc.                                  United Container Company
            General Electric Co., P.L.C.                        Volvo Corp.
            Giddings and Lewis, Inc.                            Weber Aircraft
            Goodyear Tire & Rubber Co.                          Weber-Stephen Products Co.
            Hartzell Propeller, Inc.                            Westinghouse Electric Corporation
            Honda Motor Co., Ltd.                               Xanoptics
            International Game Technology                       YORK International Corporation

     None of our customers accounted for more than 5% of our total revenues in the fiscal year ended September 30, 2001. We do not believe that our backlog at any particular point in time is indicative of future sales.

Marketing and Sales

     Our marketing strategy focuses on positioning us as a leading provider of solutions to the manufacturing market and increasing our brand and product recognition. In support of this strategy, our marketing programs include advertising, public relations, direct marketing, worldwide web marketing, customer and internal events and product management. Our sales and marketing activities are organized around the two main vertical markets within manufacturing: complex and high tech manufacturers. We plan to continue focusing on deeper segmentation of the manufacturing marketplace, and our marketing programs and activities will support this verticalization.

     We sell to customers located in nearly 70 countries throughout 1) North America, 2) Europe, the Middle East and Africa, or EMEA, and 3) the Latin America and Asia Pacific regions, or LAAP, through a network of approximately 90 independent local affiliates. We believe the use of affiliates gives us significant market access. Affiliates provide sales, consulting, implementation and other services directly to our customers, usually on a local basis. Our sales management team continues to encourage our affiliates to grow or consolidate into larger organizations and to further develop their sales skills.

     Use of the affiliate channel has given us international reach to service a global customer base. In addition to broad market coverage, our affiliate channel provides significant benefits to us and our customers. For example, the affiliates provide us with a variable cost sales channel, receiving a sales commission from us only when we receive license fees from our customers. In addition, affiliates typically have extensive knowledge of the manufacturing industries in their geographic regions and develop long-standing relationships with our customers. Moreover, the affiliate channel continually provides local input and feedback regarding customer requirements, industry trends, and competitive products, enabling us to respond to and anticipate the future product needs of our customers and to incorporate these needs into our product development efforts.

     Our indirect sales channel has a relatively low fixed cost to maintain but a higher variable cost in period of higher licensing revenue. This model has contributed to our profitability in periods of relatively soft licensing activity.

     Historically, we have maintained excellent relations with our affiliates. We believe these strong relations are attributable to a number of factors, including the significant revenues that we pay affiliates in the form of commissions, as well as revenues that our customers pay affiliates for consulting, implementation and other services rendered within the territories they represent. Additionally, in some instances, customers purchase hardware products through affiliates, which provides the affiliates with an additional source of revenue. As a result, affiliates generally have made significant investments in developing knowledge of our products within their organizations.

     Although we intend to expand and strengthen our affiliate network, we also intend to take advantage of opportunities to capitalize on our direct sales organization as well. We believe that the flexibility of multiple sales channels is critical to our success as our customer base continues to grow in sophistication and demands increasing levels of service and support.

Customer Support and Professional Services

     We believe that providing high quality customer service and technical support on a world-wide basis is necessary to achieve rapid product implementation, which in turn is essential to long-term customer satisfaction. Accordingly, we are committed to maintaining a high-quality, knowledgeable affiliate channel supported by our internal service and support staff. Our customer service and support activities can be grouped into two key areas:

     Customer Support. We maintain a central call management response and assistance program for customers. We assist all supported customers in operational issues and resolving possible code errors. Our support centers use a standardized call management system to log calls, track problems or inquiries, identify qualified support personnel to assist customers, follow the inquiry through to a successful resolution and measure support performance. Outside North America, we provide similar support services to our customers in conjunction with our affiliates. We also have introduced a tool that enables customers to directly access our knowledge database, permitting them to quickly locate answers to operational issues on their own.

     Professional Services Affiliates provide implementation-consulting services on a project-consulting basis on-site to assist customers in the installation and use of our products, whether entire systems are implemented or individual applications are installed to augment existing applications. During fiscal 2001, we launched our professional services organization to provide global consulting and implementation support that enhances and supplements those service areas of our affiliates, particularly in new or complicated application areas. We do not record revenues related to these services provided by our affiliates. We have developed educational materials and instructions for our affiliates to use in customer classroom environments. We intend to provide additional tools to assist affiliates and customers in simplifying the implementation effort. We also provide project management support services to assist affiliates in managing multi-site and multi-territory implementation efforts and supplement the affiliates' expertise in new application areas until such time as affiliates are able to upgrade their skills and our assistance is no longer required. Certification programs ensure that our affiliates maintain the appropriate skills for our offerings.

Proprietary Rights and Technology

     Our success and ability to compete depend heavily on our proprietary technology, including our software. Our software is protected as a copyrighted work. In addition, much of the source code for our software is protected as a trade secret. We provide our products to customers under a non-exclusive license. We also generally enter into confidentiality or license agreements with third parties and control access to and distribution of our software, documentation and other proprietary information. We presently have no patents or patent applications pending. We rely upon license or joint development agreements with solution partners to allow us to use technologies that they develop. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--An inability to protect our proprietary rights and avoid claims that we infringe the proprietary rights of others could materially harm our business."

Competition

     The market for business software within the manufacturing industry is highly competitive and changes rapidly. The market activities of industry participants, such as new product introductions, frequently result in increased competition. We target our products and related services primarily at the market for business applications software for manufacturing establishments with annual sales between $20 million and $1 billion. Current and prospective competitors offer a variety of products that address this and similar markets. We primarily compete with a large number of independent software vendors, although we also compete with vendors of specialized applications. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance-- The market for business software in the mid-sized manufacturing industry is highly competitive, and we may be unable to increase, or even maintain, our market share."

Employees

     As of December 3, 2001, we employed approximately 515 persons, of whom 332 were employed in product development and support, 95 in sales and marketing and 88 in management and administration. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Item 2.  Properties.

     Our principal administrative, marketing, product development and support facilities are located in Alpharetta, Georgia, a suburb of Atlanta, where we lease approximately 120,000 square feet under a lease that expires in 2007. Approximately 26,000 square feet of the facility in Alpharetta is currently sub-leased to a third party. We also lease approximately 52,000 square feet for regional sales, development and support locations in North America, EMEA, and the Latin America and Asia Pacific regions.

Item 3.  Legal Proceedings.

     There is no material legal or governmental proceeding pending or threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our shareholders during our fourth fiscal quarter ended September 30, 2001.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

Common Stock Price

     The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for each quarter of our last two fiscal years ended September 30, 2001.

                                                         High           Low
                                                         ----           ---
     Fiscal 2000

     First Quarter.................................    $  13.75      $  7.00
     Second Quarter................................       20.00         1.75
     Third Quarter.................................       16.00         4.00
     Fourth Quarter................................        7.69         3.06

     Fiscal 2001

     First Quarter.................................    $   7.63      $  3.75
     Second Quarter................................        9.13         4.00
     Third Quarter.................................        6.35         2.85
     Fourth Quarter................................        7.77         5.00


Holders

     As of December 3, 2001, there were approximately 500 record holders of our common stock, and we estimate that there were approximately 3,100 beneficial owners of our common stock.

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

Item 6.   Selected Financial Data.

     The tables on the following pages present selected statement of operations and balance sheet data for the fiscal years ended and as of September 30, 1997, 1998, 1999, 2000, and 2001. We have derived the selected financial data for those periods and as of those dates from our financial statements that have been audited by PricewaterhouseCoopers LLP, our independent accountants. You should read this selected financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

     We were incorporated in Massachusetts in 1980 under the name Marcam Corporation. On July 29, 1997, we distributed to our shareholders, in a tax-free distribution which we refer to as the Distribution, all of the capital stock of our subsidiary, Marcam Solutions, Inc., and changed our name to MAPICS, Inc. As a result of the Distribution,

Marcam Solutions owns and operates some of the software product lines that we had owned and operated before the Distribution, while we continue to own and operate the ERP for iSeries product line. We prepared the statements of operations data for the fiscal year ended September 30, 1997 using Marcam Corporation's historical results of operations of the business related to the ERP for iSeries product line. This financial statement data is combined and generally reflects the results of operations and financial position of the MAPICS business as if it were a separate entity for this period. We allocated some costs and expenses presented in the financial statement data for the year ended September 30, 1997 based on our estimates of the costs of services that Marcam Corporation provided to the MAPICS business. We believe these allocations are reasonable. However, the financial statement data may not necessarily reflect our results of operations and financial position in the future or what they would have been had the MAPICS business been a separate entity during the fiscal year ended September 30, 1997. The statements of operations data for the fiscal years ended September 30, 1998, 1999, 2000, and 2001 and the balance sheet data as of September 30, 1997, 1998, 1999, 2000, and 2001 are consolidated and consist solely of the separate financial statements of MAPICS, Inc. and our subsidiaries.

     We calculated net income per common share presented in the statements of operations for the fiscal year ended September 30, 1997 using the capital structure of Marcam Corporation for the period prior to the Distribution, including the weighted average number of common shares and common equivalent shares, giving effect to the Distribution on a pro forma basis for the period prior to the Distribution. See Note 2 of the notes to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data" for further information concerning the computation and presentation of net income (loss) per common share for the fiscal years ended September 30, 1999, 2000, and 2001.

                                                                                 Fiscal Years Ended September 30,
                                                                  ---------------------------------------------------------------
                                                                     1997         1998         1999         2000         2001
                                                                  -----------  ------------ ------------ ------------  ----------
                                                                               (In thousands, except per share data)
Statements of Operations Data:
Revenue:
   License .....................................................   $ 56,368     $  79,189    $  71,195    $ 62,672     $ 47,240
   Services ....................................................     39,036        50,552       63,523      77,690       90,476
                                                                  -----------  ------------ ------------ ------------  ----------
        Total revenue ..........................................     95,404       129,741      134,718     140,362      137,716
                                                                  -----------  ------------ ------------ ------------  ----------
Operating expenses:
   Cost of license revenue .....................................      9,816        13,108       13,689      15,551       17,546
   Cost of services revenue ....................................     11,838        14,873       19,012      31,176       35,427
   Selling and marketing .......................................     31,905        48,111       51,601      50,082       39,998
   Product development .........................................     10,259        15,073       18,083      16,375       17,277
   General and administrative ..................................      8,256         8,884       12,673      17,427       14,635
   Amortization of goodwill ....................................         --            --           --       6,959       35,121
   Restructuring, acquisition, and other items .................         --            --           --      15,083       (1,981)
                                                                  -----------  ------------ ------------ ------------  ----------
        Total operating expenses ...............................     72,074       100,049      115,058     152,653      158,023
                                                                  -----------  ------------ ------------ ------------  ----------
Income (loss) from operations ..................................     23,330        29,692       19,660     (12,291)     (20,307)
Interest income (expense), net .................................       (218)          760        1,801      (1,885)      (2,099)
                                                                  -----------  ------------ ------------ ------------  ----------
Income (loss) before income tax expense (benefit) ..............     23,112        30,452       21,461     (14,176)     (22,406)
Income tax expense (benefit) (1) ...............................     (6,004)       11,724        8,262      (2,451)       4,541
                                                                  -----------  ------------ ------------ ------------  ----------
Net income (loss) (2) ..........................................   $ 29,116     $  18,728    $  13,199    $(11,725)     (26,947)
                                                                  ===========  ============ ============ ============  ==========
Net income (loss) per common share (basic) .....................   $   1.79     $    1.01    $    0.70    $  (0.66)    $  (1.48)
                                                                  ===========  ============ ============ ============  ==========
Net income (loss) per common share (diluted) (2) ...............   $   1.47     $    0.81    $    0.62    $  (0.66)    $  (1.48)
                                                                  ===========  ============ ============ ============  ==========
Weighted average number of common shares
   outstanding (basic) .........................................     16,239        18,579       18,943      17,896       18,223
                                                                  ===========  ============ ============ ============  ==========
Weighted average number of common shares and
   common equivalent shares outstanding (diluted) ..............     19,810        23,100       21,444      17,896       18,223
                                                                  ===========  ============ ============ ============  ==========


______________

(1) We retained certain favorable income tax attributes in connection with the separation of Marcam Corporation into two companies in 1997 and realized certain of these attributes which were recorded as income tax benefits at that time. We recorded an income tax benefit of $14.9 million during the quarter ended September 30, 1997 related to these matters. Excluding this income tax benefit, net income for the fiscal year ended September 30, 1997 was $14.2 million, or $0.88 per share (basic) and $0.72 per share (diluted). Additional future income tax benefits related to these attributes may be realized in future periods.

(2) For the fiscal years ended September 30, 2000 and 2001, net income excluding amortization of goodwill and restructuring and acquisition costs, and other items net of income tax expense was $6.9 million and $7.6 million and net income per common share (diluted) was $0.34 and $0.38.

                                                                             As of September 30
                                                       ----------------------------------------------------------------
                                                          1997         1998         1999          2000         2001
                                                       -----------  ------------ ------------  -----------  -----------
                                                                                (In thousands)
Balance Sheet Data:
Cash and cash equivalents ...........................   $  5,562     $   33,442   $   21,351    $ 12,175     $ 18,077
Working capital (deficit) (1) .......................    (12,413)        12,282        6,487     (28,403)     (24,303)
Total assets (2) ....................................     76,970        110,042       95,394     136,939       94,656
Long-term liabilities ...............................         --             --          155      21,245        6,008
Shareholders' equity (3) ............................     24,707         46,941       38,259      32,444        6,308

____________

(1) Excluding $25.1 million, $31.1 million, $29.0 million, $36.0 million and $36.0 million of deferred revenue as of September 30, 1997, 1998, 1999, 2000, and 2001, working capital would have been $12.7 million, $43.4 million, $35.5 million, $7.6 million and $11.7 million as of those dates. Working capital (deficit) as of September 30, 2000 and 2001 includes $10.3 million and $13.1 million of the current portion of our long term debt.

(2) Total assets as of September 30, 2000 increased from September 30, 1999 as a result of two acquisitions. Total assets as of September 30, 2000 included $42.7 million in goodwill and intangible assets that were a result of the acquisitions. As of September 30, 2001, total assets decreased by $26.0 million relating to an impairment loss on the goodwill and intangible assets from the acquisitions in fiscal 2000.

(3) Shareholders' equity amounts as of September 30, 1998, 1999, 2000, and 2001 are reduced by the cost of treasury stock of $1.3 million, $22.4 million, $17.1 million, and $15.4 million. Shareholders' equity as of September 30, 2001 reflects the effects of a $26.0 million impairment loss on goodwill and other intangible assets related to the two acquisitions in fiscal 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     You should read the following discussion and analysis in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed below in "--Factors Affecting Future Performance" and elsewhere in this report. See also "Special Cautionary Notice Regarding Forward-Looking Statements" at the beginning of "Item 1. Business."

     The terms "fiscal 1999," "fiscal 2000," and "fiscal 2001" refer to our fiscal years ended September 30, 1999, 2000, and 2001. The term "fiscal 2002" refers to our fiscal year ending September 30, 2002.

Overview

     We are a global developer of extended enterprise applications, or EEA, that focuses on manufacturing establishments in discrete and batch-process industries. Our solutions enable mid-market manufacturers around the world to compete better by streamlining their business processes, maximizing their organizational resources, and extending their enterprises beyond the four walls of their factory for secure collaboration with their value chain partners.

     We acquired Pivotpoint, Inc. on January 12, 2000 for $48.0 million in cash. This strategic acquisition enabled us to immediately expand our manufacturing solutions across additional platforms. Our flagship solutions now include two powerful enterprise resource planning foundations that streamline business processes for manufacturing, customer service, engineering, supply chain planning and financial reporting. The solutions support international and multi-site operations on a variety of platforms, including the IBM eServer iSeries 400, Windows NT, UNIX and Linux. We also offer supply chain management, collaborative commerce and enterprise asset management systems and functionality designed to enable companies to link members of their supply chain to send and receive valuable real-time information to improve business decision-making at all levels.

      Our results of operations for fiscal 2000 and fiscal 2001 were, and future periods may be, negatively affected by the following items related to our acquisition of Pivotpoint:

 .    A significant portion of the total purchase price was allocated to goodwill and other intangible assets, which negatively impacted our operating results for fiscal 2000 and fiscal 2001 due to the recognition of amortization expense. Amortization of goodwill is presented in a separate line item in the statement of operations, while amortization of acquired technology and other intangible assets is included in cost of license revenue. In fiscal 2001, amortization expense included the recognition of the impairment of goodwill and intangible assets relating primarily to the Pivotpoint acquisition. As further explained under "Recently Issued Pronouncements", we are adopting Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," as of October 1, 2001 and consequently will stop amortizing goodwill.

 .    We financed a significant portion of the total purchase price with borrowings from a term loan pursuant to a bank credit facility. Interest expense and principal repayments associated with these borrowings have had, and will continue to have, a negative impact on our earnings and cash flows while the debt is outstanding.

 .    We have incurred and will continue to incur incremental operating expenses associated with the acquired Pivotpoint business.

Results of Operations

     The following table presents our statements of operations data as a percentage of total revenue for the fiscal years ended September 30, 1999, 2000, and 2001.

                                                                          Years Ended September 30,
                                                            ------------------------------------------------------
                                                                   1999               2000             2001
                                                            -----------------  ----------------  -----------------
Revenue:
   License ...............................................         52.8%              44.7%             34.3%
   Services ..............................................         47.2               55.3              65.7
                                                            -----------------  ----------------  -----------------
     Total revenue .......................................        100.0              100.0             100.0
                                                            =================  ================  =================
Operating expenses:
   Cost of license revenue ...............................         10.2               11.1              12.7
   Cost of services revenue ..............................         14.1               22.2              25.7
   Selling and marketing .................................         38.3               35.7              29.0
   Product development ...................................         13.4               11.7              12.5
   General and administrative ............................          9.4               12.4              10.6
   Amortization of goodwill ..............................          ---                5.0              25.6
   Restructuring, acquisition and other items ............          ---               10.7              (1.4)
                                                            -----------------  ----------------  -----------------
     Total operating expenses ............................         85.4              108.8             114.7
                                                            -----------------  ----------------  -----------------
Income (loss) from operations ............................         14.6               (8.8)            (14.7)
Interest income ..........................................          1.4                0.7               0.6
Interest expense .........................................         (0.1)              (2.1)             (2.1)
                                                            -----------------  ----------------  -----------------
Income (loss) before income tax expense (benefit) ........         15.9              (10.2)            (16.2)
Income tax expense (benefit) .............................          6.1               (1.7)              3.3
                                                            -----------------  ----------------  -----------------
Net income (loss) ........................................          9.8%              (8.5)%           (19.5)%
                                                            =================  ================  =================

     Summary. For fiscal 2001, we recorded a net loss of $26.9 million or $1.48 per common share (diluted), which included accelerated amortization of goodwill, restructuring and acquisition costs, and other items (including $1.6 million in Cost of license revenue), which totaled $35.0 million before income taxes. Excluding these costs, net income was $7.6 million, or $0.38 per common share (diluted). For fiscal 2000, we recorded a net loss of $11.7 million or $0.66 per common share (diluted). The net loss was primarily the result of amortization of goodwill, restructuring and acquisition costs, and other items (including $327,000 in Cost of license revenue and $2.8 million in General and administrative expenses), which totaled $18.2 million before income taxes. Excluding these costs, net income was $6.9 million, or $0.34 per common share (diluted).

     Total revenue decreased 1.9% from fiscal 2000 to fiscal 2001. Total revenue increased $5.6 million or 4.2% from fiscal 1999 to fiscal 2000. The acquisition of Pivotpoint was the primary contributor to the increase in revenue for fiscal 2000. Operating expenses including amortization of goodwill, restructuring and acquisitions costs, and other items increased $5.4 million or 3.5% from fiscal 2000 to fiscal 2001. Operating expenses excluding amortization of goodwill, restructuring and acquisitions costs, and other items decreased $4.4 million or 3.5% from fiscal 2000 compared to fiscal 2001. The decrease in operating expenses was a result of actions we took to reduce headcount and control discretionary spending. Operating expenses including amortization of goodwill, restructuring and acquisitions costs, and other items increased 32.7% from fiscal 1999 to fiscal 2000. Excluding goodwill amortization, restructuring and acquisitions costs, and other items, operating expenses increased 10.8% from fiscal 1999 to fiscal 2000. The overall increase in operating expenses in fiscal 2000 was primarily a result of increased operating expenses resulting from the Pivotpoint acquisition.

     Revenue. We generate a significant portion of our total revenue from licensing software, which is conducted principally through our global network of independent affiliates. The affiliates provide the principal channel through which we license our software. However, the ultimate customer typically executes a license agreement directly with us rather than the affiliate. When we first license our software, we receive both an initial license fee and a periodic fee. We record initial license fees as license revenue and typically recognize them upon delivery of the software to the ultimate customer, provided collection is probable. The periodic fee, which typically is paid annually in advance, entitles the customer to receive annual support services, as available. We record these fees as services revenue and recognize this revenue ratably over the term of the periodic agreement.

     With respect to the iSeries product line, the periodic fee is an annual license fee, which entitles the customer to continuing use of the software. If a customer does not renew its periodic fee of the iSeries product line, it is no longer entitled to use our software. The annual license fee also entitles the customer to support services as available. We record this fee as services revenue ratably over the term of the service agreement. We believe this licensing arrangement provides a source of recurring revenue from our installed base of iSeries customers and enables our customers to take advantage of new releases and enhancements of our software.

     Under the terms of our license agreements, our customers are responsible for installation and training. In many instances, the affiliates provide our customers with most of the consulting and implementation services relating to our products. During fiscal 2000, we began to provide professional consulting and implementation services to our customers. The professional services that we provide are not essential to the functionality of our delivered products. We provide our professional services under services agreements, and we charge for them separately under time and materials arrangements or, in some circumstances, under fixed price arrangements. We recognize revenues from time and materials arrangements as the services are performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable, and collection is probable. Under a fixed price arrangement, we recognize revenue on the basis of the estimated percentage of completion of service provided. We recognize changes in estimates in the period in which they are determined. We recognize provisions for losses, if any, in the period in which they first become probable and reasonably estimable.

     We also offer educational courses and training materials to our customers and affiliates. These consulting and implementation services and education courses are included in services revenue, and revenue is recognized when services are provided.

     License revenue decreased $15.5 million or 24.6% from $62.7 million in fiscal 2000 to $47.2 million in fiscal 2001. During the majority of fiscal 2001, we experienced worldwide hesitancy by customers and prospects to commit to new investments, which we believe is caused by the general slowdown in the global economy. Furthermore, we experienced sales issues associated with the attacks of September 11, 2001 and the events that followed that delayed numerous transactions, some indefinitely, that we had expected to complete by the close of the fiscal year. License revenue decreased $8.5 million or 12.0% from fiscal 1999 to fiscal 2000. In fiscal 2000, license revenue was adversely affected by the Year 2000 event as a result of accelerated purchases in 1998 and 1999. This decrease was partially offset by license revenue generated by the acquired Pivotpoint business.

     Services revenue increased $12.8 million or 16.5% from fiscal 2000 to fiscal 2001 as a result of raising our rates related to some products, the addition of a full year of Pivotpoint customers, and an increase in professional consulting services. The 22.3% increase in services revenue from fiscal 1999 to fiscal 2000 was due principally to additional maintenance, consulting and other services revenue generated by the acquired Pivotpoint business.

     Primarily as a result of changes in the mix of our license revenue resulting from products acquired in our acquisition of Pivotpoint, a decrease in license revenue as a percentage of total revenue, and expansion of our professional services business, we are experiencing shifts in our mix of revenue. Services revenue as a percentage of total revenue has increased from 47.2% in fiscal 1999 to 55.3% in fiscal 2000 to 65.7% in fiscal 2001. As we continue to expand our professional services business, we expect that services revenue will continue to be an increasing percentage of our total revenue.

     Our operations are conducted principally in 1) North America, 2) EMEA, and
3) LAAP. The following table shows the percentage of license, services, and total revenue contributed by each of our primary geographic markets:

                                                                 Years Ended September 30,
                                                  ----------------------------------------------------
                                                        1999               2000              2001
                                                  ----------------    --------------    --------------
North America ..................................
   License Revenue .............................        69.2%              74.2%             73.9%
   Services Revenue ............................        72.2               76.1              79.3
   Total Revenue ...............................        70.6               75.2              77.4

EMEA ...........................................
   License Revenue .............................        20.2               18.7              16.8
   Services Revenue ............................        21.1               17.5              15.9
   Total Revenue ...............................        20.6               18.1              16.2

LAAP ...........................................
   License Revenue .............................        10.6                7.1               9.3
   Services Revenue ............................         6.7                6.4               4.8
   Total Revenue ...............................         8.8                6.7               6.4

MAPICS, Inc. ...................................
   License Revenue .............................       100.0              100.0             100.0
   Services Revenue ............................       100.0              100.0             100.0
   Total Revenue ...............................       100.0%             100.0%            100.0%

     Additional information about our operations in these geographical areas is presented in Note 16 of the notes to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

     Cost of License Revenue. Cost of license revenue consists primarily of royalties that we pay to solution partners for products we license, amortization of computer software costs, amortization of intangibles related to the Pivotpoint acquisition, and amortization of other intangible assets. We license from our solution partners complementary software products or technology that have been or will be integrated into our product line. Generally, when we license a solution partner product to a customer, we pay a royalty to the solution partner. As a result, a significant portion of our cost of license revenue varies in direct relation to license revenue based on the mix of internally developed and solution partner-developed products during a period. Through our solution partner arrangements, we have been able to enhance the functionality of our existing products and introduce new products utilizing this variable cost approach to expand our product offerings.

     Amortization of computer software costs represents recognition of the costs of some of the software products we sell, including purchased software costs, technology acquired in the acquisition of Pivotpoint, capitalized internal software development costs and costs incurred to translate software into various foreign languages. We begin amortizing computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis based on the greater of the amount determined using:

     . the ratio that current period gross revenue bears to the total of current and anticipated future gross revenue; or

     . the straight-line method over the estimated economic life of the product, which is generally five years for purchased software costs and internal software development costs and two years for software translation costs.

     Software is subject to rapid technological obsolescence and, as a result, future amortization periods for computer software costs could be shortened to reflect changes in technology in the future.

     Cost of license revenue increased 12.8% or $2.0 million from fiscal 2000 to fiscal 2001 and 13.6% or $1.9 million from fiscal 1999 to fiscal 2000. In fiscal 2001, cost of license revenue includes a write-off of $1.6 million of capitalized software development costs related to the translation of a version of our software that is no longer marketed and for which a new release is now available. Additionally, included in the fiscal 2001 amortization expense is the recognition of impairment as accelerated amortization of $260,000 on identifiable intangible assets related to the Pivotpoint acquisition. Additional information about our recognition of impairment is presented in Note 8 of the notes to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data." In fiscal 2000, we recorded accelerated amortization of $327,000 on capitalized translation costs that we believed were unrecoverable through future license fees. Excluding the aforementioned write-offs, cost of license revenue increased 3.4% from fiscal 2000 to fiscal 2001 and 11.2% from fiscal 1999 to fiscal 2000.

     Excluding the write-offs, the increase in cost of license revenue in fiscal 2000 and fiscal 2001 was primarily the effect of two factors. First, there was an increase in product royalty expense due to a change in the mix of products sold, including a higher percentage of products developed by solution partners. During the last two fiscal years, the mix of products that we licensed to our customers has included increasing percentages of solution partner-developed products. As a result, product royalty expense has increased as a percentage of license revenue. Second, in fiscal 2000 and fiscal 2001, cost of license revenue increased due to amortization of intangible assets related to the Pivotpoint acquisition.

     We expect cost of license revenue to vary from period to period based on the mix of products licensed between internally developed products and solution partner-developed products and the timing of computer software amortization costs.

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

     Cost of services revenue increased $4.3 million or 13.6% from fiscal 2000 to fiscal 2001. This increase is principally attributable to an increase in fees paid to solution partners to provide support services for their products and the costs associated with maintaining a larger professional services staff. Cost of services revenue increased $12.2 million or 64.0% from fiscal 1999 to fiscal 2000. In fiscal 2000, the increase in cost of services revenue was principally attributable to additional costs of providing customer support and maintaining a larger consulting staff for the acquired Pivotpoint products.

     Selling and Marketing Expenses. Selling and marketing expenses consist primarily of commissions paid to our independent affiliates, compensation of our sales and marketing personnel, and direct costs associated with selling programs and marketing campaigns.

     Selling and marketing expenses decreased $10.1 million or 20.1% from fiscal 2000 to fiscal 2001. The significant decrease in selling and marketing expenses was primarily due to reductions of affiliate fees and sales commission for our direct sales force as a result of lower license revenues for the period. Additionally, there was a decrease in marketing program spending. From fiscal 1999 to fiscal 2000, selling and marketing expenses decreased 2.9% or $1.5 million. This decrease was principally due to a decrease in affiliate commissions, which was partially offset by an increase in direct sales costs and marketing programs. We believe that affiliate commissions will fluctuate from period to period based on our product mix and the level of involvement of our direct sales organization and level of sales.

     Product Development Expenses. Product development expenses consist of product development costs and software translation costs. Product development costs consist primarily of compensation for software engineering personnel and independent contractors retained to assist with our product development efforts. We charge all costs of establishing technological feasibility of computer software products to product development expense as they are incurred. We capitalize computer software development and translation costs from the time of establishing technological feasibility through general release of the product, and we subsequently amortize them to cost of license revenue. Software translation costs consist primarily of fees paid to consultants for translating some of our software into foreign languages.

The following table shows information about our product development expenses during the last three fiscal years:

                                                                                                            Change from
                                                                   Years Ended September 30,                Prior Year
                                                             --------------------------------------   ------------------------
                                                                 1999         2000         2001           2000         2001
                                                             ------------ ------------ ------------   ------------------------
                                                                    (Dollars in thousands)

Product development costs .................................   $ 20,137     $ 19,927     $ 21,299          (1.0)%        6.9 %
Software translation costs ................................      2,280        3,872        2,098          69.8 %      (45.8)%
                                                             ------------ ------------ ------------   -----------  -----------
                                                                22,417       23,799       23,397           6.2 %       (1.7)%
                                                             ------------ ------------ ------------   -----------  -----------
Less:
Capitalized product development costs .....................     (3,771)      (4,660)      (5,358)
Capitalized software translation costs ....................     (2,002)      (2,764)        (762)
                                                             ------------ ------------ ------------
                                                                (5,773)      (7,424)      (6,120)
                                                             ------------ ------------ ------------
Plus:
Write-off of capitalized product development costs ........      1,439           --           --
                                                             ------------ ------------ ------------
Product development expenses ..............................   $ 18,083     $ 16,375     $ 17,277          (9.4)%        5.5 %
                                                             ============ ============ ============
As a percentage of total revenue ..........................       13.4%        11.7%        12.5%

     In fiscal 2001, product development costs increased 6.9% or $1.4 million. The increase from fiscal 2000 is related to our continued focus on developing collaborative solutions and the added costs of our new development organizations for the acquired products. This increase was partially offset by the effect of product strategy actions we took in fiscal 2000. In fiscal 2000, product development costs decreased by 1% from fiscal 1999. In connection with the acquisition of Pivotpoint, we discontinued our product development efforts to re-engineer our iSeries software applications to the Windows NT server platform. This decrease was largely offset by the cost associated with the development organization for the acquired products.

     Software translation costs, which increased 69.8% from fiscal 1999 to fiscal 2000 and subsequently decreased 45.8% from fiscal 2000 to fiscal 2001, are typically project related, and the timing of those expenditures is subject to change from period to period.

     The amounts of product development costs capitalized in fiscal 1999, fiscal 2000, and fiscal 2001 represented 18.7%, 23.4%, and 25.2% of product development costs. The amounts of software translation costs capitalized in fiscal 1999, fiscal 2000, and fiscal 2001 represented 87.8%, 71.4%, and 36.3% of software translation costs. Capitalization rates are generally affected by the nature and timing of development activities and vary from period to period.

     Overall product development expenses increased 5.5% from $16.4 million in fiscal 2000 to $17.3 million in fiscal 2001 and, as a percentage of total revenue, increased from 11.7% in fiscal 2000 to 12.5% in fiscal 2001. During fiscal 1999, we wrote off $1.4 million of capitalized software development costs due to a change in product development approach. Excluding this write-off, product development expenses decreased slightly from $16.6 million in fiscal 1999 to $16.4 million in fiscal 2000.

     General and Administrative Expenses. General and administrative expenses consist primarily of compensation for executive, financial, legal and administrative personnel, outside professional and service fees, facility costs, provisions for bad debts, and other items.

     General and administrative expenses decreased $2.8 million or 16.0% from $17.4 million in fiscal 2000 to $14.6 million in fiscal 2001. Excluding the following special costs in fiscal 2000, general administrative expenses remained flat from fiscal 2000 to fiscal 2001.

     . $2.3 million for the write-off of non-productive technology-related assets. These assets largely represent royalties for technology that we believe will not be recovered through future sales of the related products; and

     . $500,000 for compensation expense recorded in connection with the acquisition of Pivotpoint.

     General and administrative expenses increased 37.5% or $4.8 million from fiscal 1999 to fiscal 2000. From fiscal 1999 to 2000, general administrative expenses excluding the special costs in fiscal 2000 increased $2.0 million or 15.5% as a result of increased fixed costs of personnel and facilities associated with our expanded operations.

     Amortization of Goodwill. Goodwill amortization for fiscal 2000 and fiscal 2001 was $7.0 million and $35.1 million. We completed two acquisitions during fiscal 2000, both of which were treated as purchase business combinations for accounting purposes. Total goodwill recorded in these transactions was $46.4 million.

     Throughout fiscal 2001, the U.S. economy entered a recession, as did the economies of other countries in which we operate. The continuing recession adversely affects capital expenditures and software licensing activity, particularly in the manufacturing sector of the economy, to whom we sell our software and services. As a result, the revenue and profit realized for the acquisitions we made in fiscal 2000 have been less than originally anticipated and the estimated fair value of the assets acquired in fiscal 2000 declined respectively.

     Based on these circumstances, in the fourth quarter of fiscal 2001 we assessed the recoverability of our goodwill pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We reviewed the identifiable undiscounted future cash flows, including the estimated residual value to be generated by the assets to be held and used by the businesses acquired in fiscal 2000 at their asset grouping level. These cash flows were below the carrying value of the assets recorded. Consequently, we recognized an impairment as accelerated amortization of $25.7 million, the amount by which the carrying value of the goodwill exceeded its estimated value using the discounted cash flow method. Additional information about our recognition of impairment is presented in Note 8 of the notes to our consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

     Restructuring, Acquisition and Other Items. Restructuring, acquisition, and other items was an expense of $15.1 million for fiscal 2000 and a net benefit of $2.0 million for fiscal 2001. We had no expense or benefit for restructuring, acquisition, and other items in fiscal 1999. During fiscal 2000, we recorded restructuring, acquisition and other items of $10.7 million in connection with the acquisition of Pivotpoint and the write-off of certain technology related assets. In addition, we incurred restructuring costs of $4.4 million related to a change in product strategy. During fiscal 2001, we recorded a net benefit of restructuring, acquisition and other items of $2.0 million as a result of a settlement agreement with a third party in May 2001 resolving a dispute regarding payment for certain proprietary software and documentation to be re-licensed by us. Under the terms of the settlement, the third party paid us $2.2 million for the software and related costs that we previously charged against restructuring, acquisition and other items during fiscal 2000. The settlement was offset by $219,000 of liabilities relating to this software product.

     The major components of the restructuring, acquisition and other items in fiscal 2000 and fiscal 2001 and the remaining accrual at September 30, 2001 were as follows:

                                                                      Restructuring, Acquisition, and Other Items
                                                                     ---------------------------------------------
                                                                                    Amounts      Accrued Costs at
                                                                     Total Items    Utilized    September 30, 2001
                                                                     ----------- -------------- ------------------
                                                                                    (in thousands)
     Fiscal 2000:
     -----------

     Employee severance and related costs:

         Acquisition related .......................................   $   150      $   (150)         $    ---
         Change in product strategy ................................     1,003        (1,003)              ---
     Exit costs (for terminated contracts) .........................       919          (856)               63
     Costs of abandonment of excess space ..........................       972          (773)              199
     Non-cash asset write-offs:
         Acquisition related write-offs of purchased software and
              other assets .........................................     6,428        (6,428)              ---
         In-process research and development costs .................     1,400        (1,400)              ---
         Change in product strategy ................................     4,211        (4,211)              ---
                                                                     -----------    ------------ ------------------
                                                                        15,083       (14,821)              262
                                                                     -----------    ------------ ------------------
     Fiscal 2001:
     -----------
     Settlement of re-licensing contract ...........................    (2,200)        2,200               ---
     Liabilities relating to settlement ............................       219           (48)              171
                                                                     -----------    ------------ ------------------
                                                                        (1,981)        2,152               171
                                                                     -----------    ------------ ------------------
                                                                      $ 13,102      $(12,669)         $    433
                                                                     ===========    ============ ==================

     Interest Income and Interest Expense. Interest expense was $2.9 million for both fiscal 2000 and fiscal 2001. Interest expense in fiscal 2000 increased significantly beginning in January 2000 as a result of borrowings under our bank credit facility. Interest expense principally includes 1) interest on our term loan based on our lender's base rate or LIBOR plus a predetermined margin, 2) the difference between interest paid and interest received under our interest rate protection arrangement, 3) commitment fees on the unused portion of our revolving credit facility, and 4) amortization of debt issuance costs. The weighted average interest rate for fiscal 2000 and fiscal 2001 was 9.9% and 10.2%. See "--Liquidity and Capital Resources."

     Income Tax Expense (Benefit). The effective tax rates for fiscal 1999, fiscal 2000, and fiscal 2001 were 38.5%, (17.3)%, and (20.3)%. The effective tax rates for fiscal 2000 and 2001 differ from the statutory federal rate of 35.0% principally due to the effect of amortization of goodwill and other intangible assets that are not deductible for income tax purposes. We have amortized a significant portion of the goodwill and other intangible assets related to our acquisitions during fiscal 2000, adopted SFAS No. 142, "Goodwill and Other Intangible Assets" as of October 1, 2001 and therefore will not be amortizing the remaining portion of goodwill. Accordingly, we expect our effective tax rate in future periods to be consistent with the statutory rates. The effective tax rate for fiscal 1999 differs from the statutory federal income tax rate of 35.0% principally due to the impact of state and foreign income taxes.

Liquidity and Capital Resources

     Historically, we have funded our operations and capital expenditures primarily with cash generated from operating activities, supplemented in fiscal 2000 by borrowings of $40.0 million under our bank credit facility to finance the acquisition of Pivotpoint. Changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of changes in working capital. Changes in working capital, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

     The following tables show information about our cash flows during the last three fiscal years and selected balance sheet data as of September 30, 2000 and 2001. You should read these tables and the discussion that follows in conjunction with our statements of cash flows and balance sheets contained in "Item 8. Financial Statements and Supplementary Data."

                                                                                              Summary of Cash Flows
                                                                                         Fiscal Years Ended September 30,
                                                                                   ------------------------------------------
                                                                                       1999           2000           2001
                                                                                   -------------  -------------  ------------
                                                                                                (in thousands)

Net cash provided by operating activities before changes in operating assets
   and liabilities ..............................................................   $  30,871      $  20,491      $  27,677
Changes in operating assets and liabilities .....................................      (7,693)            66         (4,436)
                                                                                   -------------  -------------  ------------
Net cash provided by operating activities .......................................      23,178         20,557         23,241
Net cash used for investing activities ..........................................     (12,724)       (57,763)        (7,536)
Net cash provided by (used for) financing activities ............................     (22,545)        28,030         (9,803)
                                                                                   -------------  -------------  ------------
Net increase (decrease) in cash and cash equivalents. ...........................   $ (12,091)     $  (9,176)     $   5,902
                                                                                   =============  =============  ============

                                                                                                        Balance Sheet Data
                                                                                                          September 30,
                                                                                                  ---------------------------
                                                                                                      2000           2001
                                                                                                  -------------  ------------
                                                                                                        (in thousands)
Cash and cash equivalents. .....................................................................   $  12,175      $  18,077
Working capital (deficit) ......................................................................     (28,403)       (24,303)
Working capital, excluding deferred revenue. ...................................................       7,578         11,665

Operating Activities

     In fiscal 2001, net cash provided by operating activities before changes in operating assets and liabilities increased 35.1% from fiscal 2000. The net loss of $26.9 million was primarily off-set by non-cash transactions, including $26.0 million in accelerated amortization of goodwill and other intangible assets, a $1.6 million write-off of capitalized software development costs, and a $1.0 million increase in the provision for bad debts. Significant changes in operating assets and liabilities affecting operating cash flows include a $1.5 million increase in accounts receivable, a $2.9 million decrease in prepaid and other current assets primarily related to a receipt of a $2.4 million refund of income taxes and interest, and a $6.1 million increase in accounts payable, accrued expenses, and other current liabilities.

     In fiscal 2000, the net loss of $11.7 million significantly contributed to the decrease in net cash provided by operating activities before changes in operating assets and liabilities. The net loss was primarily the result of write-offs for restructuring and acquisition costs and other items, which totaled $18.2 million before income taxes. In fiscal 2000, changes in operating assets and liabilities affecting operating cash flows included a $3.8 million increase in deferred revenue related to our expanded customer base, a $3.0 million increase in accounts receivable as a result of an increase in total revenue; and a $1.0 million decrease in accrued expenses and other current liabilities.

     In fiscal 1999, working capital changes affecting operating cash flows provided by operating activities, included a $5.3 million increase in prepaid expenses and other current assets, a $4.0 million decrease in accounts payable and accrued expenses and other current liabilities, and a $2.1 million decrease in deferred revenue. Those changes were offset by a $3.7 million decrease in accounts receivable.

Financing and Investing Activities

     In fiscal 1999, fiscal 2000, and fiscal 2001, we used cash for investing activities related to computer software development, translation of our computer software products, purchases of property and equipment, and purchases of rights to complementary computer software to be integrated with our product offerings. In fiscal 1999, 2000, and 2001, we received proceeds from stock options exercised and employee stock purchases of $1.7 million, $3.1 million, and $631,000. In fiscal 1999, we purchased 2,953,800 shares of common stock for $24.3 million and retired the 128,600 shares that were acquired in fiscal 1998.

     In January 2000, we purchased the stock of Pivotpoint, Inc. for $47.1 million, including transaction costs of $2.0 million and net of cash acquired of $2.9 million. We also assumed long-term debt of $2.7 million. To finance this acquisition, we borrowed $40.0 million under the term loan portion of our bank credit facility. We also used $13.1 million of our operating cash to pay for the acquisition and related transaction costs, including $1.4 million of debt issuance costs.

     The term loan requires quarterly principal repayments in various amounts and matures on December 31, 2002. During fiscal 2001, we repaid $10.3 million of long-term debt, and during the first quarter of fiscal 2002, we made $4.7 million of principal repayments. During fiscal 2000, we repaid $13.7 million of long-term debt, including $11.0 million under the term loan and $2.7 million of debt assumed in the acquisition of Pivotpoint.

     The interest rate on the term loan portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender's base rate or LIBOR plus a predetermined margin. At September 30, 2000 and September 30, 2001, the interest rate on our term loan, including the lender's margin, was 9.9% and 5.5%. The bank credit facility required us to enter into an interest rate protection arrangement. Accordingly, we entered into an interest rate swap with a bank, which limits our exposure to fluctuations in interest rates on a significant portion of our term loan. The swap expires on December 31, 2001. Our fiscal 2000 and fiscal 2001 weighted average interest rate, including the interest rate swap, was 9.9% and 10.2%.

     On December 10, 2001, we amended the terms of our bank credit facility to modify certain financial covenants as of September 30, 2001 to bring us into compliance with the terms of the bank credit facility as of that date. The amendment also requires us to limit total borrowings under the bank credit facility at any time to an amount based on our qualified accounts receivable, as defined. If the amount of total debt exceeds the amount of our allowed monthly borrowings, we are required to repay the amount of debt in excess of the allowed monthly borrowing base.

     Our bank credit agreement, as amended, provides for a revolving credit facility of up to $10.0 million, subject generally to the same provisions as our term loan and subject to the monthly borrowing base. We have never borrowed any funds under the revolving credit portion of any bank credit facility. Any such borrowings would mature on December 31, 2002 under the terms of the bank credit agreement. We pay a quarterly commitment fee for unused portions of the revolving credit facility.

     We have pledged substantially all of our assets in the United States as collateral for our obligations under the bank credit facility. Additionally, all of our domestic subsidiaries have guaranteed the repayment of our obligations under the bank credit facility, and we have pledged a majority of the capital stock of our foreign subsidiaries to the lenders.

     The bank credit facility, as amended, contains covenants that, among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

     .    incurrence of indebtedness, liens and capital leases;

     .    payment of dividends on our capital stock;

     .    redemption or repurchase of our capital stock;

     .    investments and acquisitions;

     .    mergers and consolidations; and

     . disposition of our properties or assets outside the course of ordinary business.

     At September 30, 2001 we had federal net operating carryforwards of $10.4 million and research and experimentation and other credit carryforwards of $4.3 million. The net operating losses and tax credits at September 30, 2001 expire between 2002 and 2020. The utilization of a significant portion of the net operating losses and tax credits is limited on an annual basis due to various changes in ownership of both MAPICS and Pivotpoint. We do not believe that these limitations will significantly impact our ability to utilize the net operating losses and tax credits before they expire. These income tax attributes enabled us to reduce cash paid for income taxes in fiscal 1999, fiscal 2000, and fiscal 2001, and we believe they will continue to result in cash savings in future periods as we use them to offset income taxes payable. We have recorded the net deferred tax assets at the amount we believe is more likely than not to be realized.

     We do not have any current plans or commitments for any significant capital expenditures.

     We believe that cash and cash equivalents on hand as of September 30, 2001, together with cash flows from operations and available borrowings under our revolving credit facility, will be sufficient to maintain our operations for at least the next 12 months.

Recently Issued Pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, as amended by SAB No. 101A and SAB No. 101B. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Additionally, the SEC recently issued a Frequently Asked Questions memorandum providing further guidance on SAB No. 101. We adopted SAB No. 101, as amended, during our third quarter of fiscal 2001. The adoption had no material impact on our licensing practices, financial position, or results of operations.

     In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted using the purchase method. This statement will be effective for any business combinations that we may enter into in the future.

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of our intent to do so. Other intangibles will be amortized over their useful lives.

     As of October 1, 2001, we adopted SFAS No. 142. We expect the following significant impacts:

     . The balance of goodwill was $4.7 million at October 1, 2001. As we have discontinued amortizing goodwill as of October 1, 2001, we will have approximately $1.5 million less in amortization of goodwill in fiscal 2002 than if we had not adopted SFAS No. 142.

     . We are required to perform a transitional impairment test. This impairment test will require us to (1) identify individual reporting units, if any, (2) determine the carrying value of any reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of any reporting units. If the carrying value of any reporting unit or the company exceeds its fair value, then the amount of any goodwill impairment will be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities. At this time, we do not anticipate any charge resulting from the transitional impairment test; however, we have not yet performed that test. Under the provisions of SFAS No. 142, we are required to complete the test before March 31, 2002.

     . Following completion of the transitional impairment test, our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment is indicated as a result of the annual test, we will record an impairment loss as part of income from operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the effects of SFAS No. 143 will have on our financial position, results of operations or cash flows, but we do not anticipate any material adverse impact.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transactions reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 as of October 1, 2001 with no material adverse impact on our financial position, results of operations or cash flows.

                      FACTORS AFFECTING FUTURE PERFORMANCE

If we are unable to react effectively to various factors outside our control, our operating results could be adversely impacted and our quarterly results could fluctuate significantly.

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

     . the proportion of our revenue attributable to fees for licenses compared to fees for services;

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

     . how quickly we are able to develop or acquire new products and services that our customers require;

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

     .    our management of fixed price contracts to deliver services;

     . our compliance with domestic and international tax regulation and treaties;

     .    foreign exchange risk;

     .    foreign trade agreements; and

     . prevailing conditions in the EEA marketplace and other general economic and political factors.

     Due to one or more of these factors, our operating results could fail to meet the expectations of securities analysts or investors. If that happens, the price of our common stock could decline materially.

The market for business software in the mid-sized manufacturing industry is highly competitive, and we may be unable to increase, or even maintain, our market share.

     The market for business software in the mid-sized manufacturing industry is highly competitive and changes rapidly. The market activities of industry participants, such as new product introductions, frequently result in increased competition. Our competitors offer a variety of products for our target market as well as similar markets. We primarily compete with a large number of independent software vendors, including:

     .    ADEXA, Inc.

     .    Computer Associates, Inc.;

     .    Frontstep, Inc.;

     .    Geac Computer Corporation Limited;

     .    Industrial & Financial Systems, AB;

     .    Intentia AB;

     .    i2 Technologies;

     .    J.D. Edwards & Company, Inc.;

     .    Manugistics, Inc.;

     .    Oracle Corporation;

     .    QAD, Inc.;

     .    SAP AG; and

     .    SynQuest, Inc.

     We also compete with vendors of specialized applications. We may be unable to compete successfully with existing or new competitors.

     To be successful in the future, we must respond promptly and effectively to changes in technology. We also must respond to our competitors' innovations. Some of our competitors have significantly greater financial, marketing, service, support and technical resources than we do. Some of these competitors also have greater name recognition than we do. Accordingly, our competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements. They also may be able to devote greater resources to the development, promotion and sale of products.

     We expect to face additional competition as other established and emerging companies enter the market for business software and as new products and technologies are introduced. In addition, current and potential competitors may make acquisitions or establish alliances among themselves or with others. These acquisitions or alliances could increase the ability of competitors' products to address the needs of our current or prospective customers. As a result, new competitors or alliances among current and new competitors may emerge and rapidly gain a significant share of the EEA market. For us, this could result in fee reductions, the loss of current or prospective customers, fewer customer orders, and reduced revenue. In addition, we principally rely on our network of affiliates for the implementation of our products. If the affiliates fail to maintain sufficiently high quality standards, our reputation and competitive position could weaken. Any or all of these events could materially and adversely affect our business, financial condition and results of operations.

If we don't respond to rapid technological change and evolving industry standards, we will be unable to compete effectively.

     The market for our enterprise software products is constantly changing. These changes include, among others:

     .    rapid technological advances;

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

     As a result of the high level of functionality and performance demanded by enterprise software customers, major new products and product enhancements can require long development and testing periods. Despite testing, however, the complex enterprise software programs we offer may contain errors that customers discover only after the programs have been installed and used. Undetected errors may impair the market acceptance of our products or adversely affect our business, financial condition and results of operations. Problems encountered by customers installing and implementing our new products or releases or using our new products, including product functionality, product response time and program errors, also could adversely affect our business, financial condition and results of operations.

Because our quarterly operating results are concentrated toward the end of each quarter, we may incorrectly predict future revenues that will be available to offset planned expenses.

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

     Our bank credit facility has a number of financial and operating performance covenants that we have had to amend and that we must satisfy for the remainder of the bank credit facility, which matures on December 31, 2002. Our ability to satisfy those covenants and to service debt that we incur under our bank credit facility depends principally upon our ability to achieve positive operating performance and to successfully manage our working capital in order to support our cash flow requirements. If our quarterly operating performance falls substantially below our expectations or if we are not able to effectively manage our collection efforts or cash expenditures in a given quarter, we may not be able to fully support our cash flow requirements.

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

If we are unable to complete successful acquisitions, we will be unable to grow our business as planned.

     As part of our business strategy, we continually evaluate potential acquisitions of complementary technologies, products and businesses. In our pursuit of acquisitions, we may be unable to:

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

     . we may experience difficulty in retaining, hiring and training key personnel; and

     . we may experience difficulty retaining customers of the acquired businesses.

     Any or all of these risks could materially and adversely affect our business, financial condition or results of operations.

If we are unable to work effectively with other software companies, our product development and enhancement efforts will suffer.

     Many of our applications were developed by our solution partners, and we expect to continue to rely on solution partners for the development of additional applications. Generally, solution partners continue to own the rights to, and to maintain the technology underlying the applications but license the technology to us. Under a license agreement with a solution partner, we ordinarily are obligated to pay a royalty to the solution partner for sales of the applications developed by the solution partner. We also may develop alliances and jointly market products offered by third parties. If we fail to pay the required royalty when due or otherwise breach the agreements, the solution partner may terminate the agreement. The unwillingness of a solution partner to renew its agreement or the termination of an agreement with a solution partner could adversely affect our business, financial condition and results of operations.

     Our success depends in part on our continued ability to license applications from solution partners. However, solution partners may not be available to develop or support applications for us in the future. Even if available, solution partners may not complete applications for us on a timely basis and within acceptable guidelines.

Accordingly, we may not be able to make available applications from solution partners that are acceptable in the market.

     A solution partner also may have or develop a relationship with our existing or prospective customers or affiliates. The solution partner may use this relationship to become a competitor of ours. If a solution partner is already a competitor, it may use this relationship to enhance its competitive position. The solution partner could, as a competitor or otherwise, cause us to lose existing or prospective customers. The occurrence of any of the events described above could materially and adversely affect our business, financial condition and results of operations.

An inability to protect our proprietary rights and avoid claims that we infringe the proprietary rights of others could materially harm our business.

     Our success greatly depends upon the protection of our proprietary software. We rely on a combination of copyright, trademark and trade secret laws as well as license and non-disclosure agreements to establish and protect our proprietary rights in our products and information. To further protect these rights, we 1) enter into confidentiality and/or license agreements with our employees, distributors, contractors, customers and potential customers and 2) limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, an unauthorized person could copy or reverse-engineer some portions of our products or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Accordingly, we cannot assure you that our steps to protect our software will be adequate. Moreover, our competitors may independently develop software products that are substantially equivalent or superior to our software products.

     We may receive notices claiming that we are infringing the proprietary rights of others. Third parties also could institute legal proceedings against us claiming that our current or future products infringe their proprietary rights. Alternatively, we may make claims or initiate litigation against others for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any claims against us, with or without merit, or claims by us against others could be time consuming and expensive to defend, prosecute or resolve. In addition, these claims could cause product shipment delays or force us to enter into royalty or license agreements to resolve the claims. Moreover, an adverse outcome in litigation or a similar adversarial proceedings could 1) subject us to significant liabilities, 2) require us to allocate significant resources to develop non-infringing technology; 3) require disputed rights to be licensed from others, or 4) prohibit us from using specific marketing materials or products. If we are required to license proprietary rights from others or wish to do so, we cannot assure you that the necessary licenses will be available on terms that are acceptable to us or at all. One or more of these events could materially and adversely affect our business, financial condition and results of operations.

Our stock price may fluctuate significantly, which could negatively affect the trading of our common stock.

     The market price of our common stock has fluctuated significantly in the past and will likely continue to fluctuate in the future. Various factors and events have caused this fluctuation and are likely to cause the fluctuations to continue. These factors include, among others:

     .    quarterly variations in our actual or anticipated operating results;

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

Economic downturn in the worldwide manufacturing industry may adversely affect our financial results.

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

Product liability claims, whether successful or not, could be expensive and could harm our business.

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

The unavailability of skilled personnel or our inability to attract and retain qualified personnel could hinder our ability to compete and grow.

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

We depend on the continued market for IBM's eServer iSeries 400 series of computers for a significant portion of our revenue, and we cannot be sure that this market will grow in the future or that we can increase our share of this market.

     We continue to depend on the market for software products on the IBM eServer iSeries 400 platform. Most of the revenue for fiscal 2001 was derived from the licensing of our software products and related services for this platform. We will continue to offer enhanced software products for this market, but there is no guarantee that our existing or prospective customers will buy or support these products. The eServer iSeries 400 market is not expected to grow, and there can be no assurance that it will grow in the future. Our future growth depends, in part, on our ability to gain market share. There can be no assurance that we can maintain or increase our relative share of this market.

We depend on the continued market for Oracle software products and Microsoft technology for a portion of our revenue, and any decrease in customer demand for these products and technolgy would adversely affect our operating results.

      We continue to depend on the market for Oracle software and Microsoft technology. An increasing amount of our revenue is derived from the licensing of our software products and related services that operate on these platforms. We will continue to offer enhanced software products using these platforms, but there is no guarantee that our existing or prospective customers will buy or support these products.

If our network of independent local companies is unable or unwilling to sell and support our products, our revenues will decline.

      We market, sell and provide professional services for our products primarily through a global network of approximately 90 independent local affiliates. We also maintain a limited direct sales force. We rely on our affiliates for sales, product implementation, customization and, outside of North America, certain customer support services that are provided in conjunction with us. If we are unable to maintain effective long-term relationships with our affiliates or if our affiliates fail to meet our customers' needs, our business, financial condition and results of operations would be adversely affected.

      From time to time some of our competitors have established, and may continue to seek to establish, a comparable distribution channel, in part by attempting to attract our affiliates. Our agreements with affiliates are generally of short duration and can be terminated by an affiliate in some instances. If affiliates reduce or discontinue their relationships with us or their support of our products, our business, financial condition and results of operations would be adversely affected.

      In addition, the ability of our affiliates to meet our customers' needs depends upon their ability to attract, develop, motivate and retain highly skilled professionals and technical personnel. These personnel are in great demand and are likely to remain a limited resource for the foreseeable future. Our business, financial condition and results of operations could be materially adversely affected, if the affiliates are unable to attract and retain sufficient numbers of professional and technical personnel.

If we are unable to effectively manage our growth, our financial condition will be adversely affected.

      Growth in our business has strained, and may continue to strain, our management and systems. Our future operating results depend in part on the ability of our officers and other key employees to continue implementing and improving our operational and financial controls, to expand, train and manage our employees effectively, to manage the integration of acquired businesses and to successfully develop new products and enhancements to existing products. Our growth also depends on our ability to retain and attract new affiliates, and our affiliates' ability to grow, to manage their growth and to implement our products in response to the projected demands of our customers. We cannot assure you that we or our affiliates will be able to successfully market and sell our new products or that either we or our affiliates will be able to successfully manage any future expansion. Our business, financial condition and results of operations would be materially and adversely affected if we or our affiliates are unable to effectively manage our growth.

We are subject to the risk of terrorism, including the resulting possible disruptions in business activities and loss of business.

      Our business can be effected by the disruptions caused by terrorist activities. Terrorist acts can create disruptions in our ordinary business activities, including, but not limited to, communications, business travel, and the availability of key personnel and physical assets. Additionally, terrorist acts may cause uncertainty about business continuity and the effectiveness of our disaster recovery plans and the disaster recovery plans of our value chain partners, and may adversely effect the confidence and behavior of our customers, employees, and trading partners.

Our international operations subject us to a number of risks that could substantially hinder our future growth and current results.

     A substantial portion of our business comes from outside the United States. We believe that future growth and profitability will require expansion of our sales in international markets. To expand international sales successfully, we must continue to invest substantial resources in 1) establishing new foreign operations, 2) improving existing or establishing new affiliate relationships, and 3) hiring additional personnel, each of which may result in substantial expenses. International expansion of our operations also will require us to continue to localize our applications and translate them into foreign languages, which can be a difficult and costly process. If we cannot expand our international operations or localize and translate our applications in a timely and accurate manner, our operating results could be adversely affected. In addition, even if we successfully expand our international operations, we cannot assure you that we will be able to maintain or increase our international market presence or demand for our products.

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

     .    difficulty in collecting fees or the inability to do so;

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

     On January 1, 2002, 12 of the 15 European union member countries will adopt the euro as their common legal currency. In 2002, each of these participating countries will adopt the euro as their single currency. We are unsure of the potential impact that the conversion will have on our business as the number of transactions conducted in the euro increases. The conversion may involve a number of risks for us, including:

     . increased risks of conducting business in multiple currencies resulting from, among other things, changes in currency exchange cost;

     .    the impact of this risk on currency swaps;

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

     . possible decreases of the selling prices of our software to the lowest euro level when customers compare prices based on the euro; and

     . uncertainty as to whether foreign countries will require restatement of the share capital of their foreign affiliates.

     Any or all of these risks could materially and adversely affect our business, financial condition and results of operations.

     We have adopted measures that have anti-takeover effects and could limit the price of our stock.

     Georgia law and our articles of incorporation, bylaws and shareholder rights plan contain provisions that may 1) make it more difficult for a third party to acquire us, 2) discourage acquisition bids for us, 3) discourage changes in our management, and 4) limit the price that investors are willing to pay for shares of our common stock. The most significant of these provisions are described below.

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

Our stock price could drop because shares of our outstanding stock are eligible for future sale and some holders of our securities have registration rights.

     Sales of a substantial number of shares of our common stock, or the prospect of these sales, could adversely affect the market price of our common stock. These sales or the prospect of these sales also could impair our ability to raise needed funds in the capital markets at a time and price favorable to us. As of December 3, 2001, we had a total of 18,310,081 shares of common stock outstanding, most of which are freely tradable without restriction under the Securities Act of 1933, as amended. The remaining outstanding shares will be eligible for sale in the public market at various times pursuant to Rule 144 under the Securities Act.

     As of December 3, 2001, we had options outstanding under our stock option plans for the purchase of a total of 4,575,934 shares of common stock at a weighted average exercise price of $9.76 per share. We have reserved an additional 521,730 shares of common stock that we may issue upon the exercise of options granted in the future under our plans. We also have reserved 381,515 shares of common stock that we may issue under our employee stock purchase plan. We have in effect a registration statement under the Securities Act covering our issuance of shares upon the exercise of these outstanding options and our issuance of shares under our employee stock purchase plan. All of these shares will be freely tradable in the public market, except for shares held by our directors, officers and principal shareholders, which will be eligible for public sale at various times pursuant to Rule 144.

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

We cannot predict every event and circumstance that may impact our business and, therefore, the risks and uncertainties discussed above may not be the only ones you should consider.

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


Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

   Foreign Currency Exchange Rate Sensitivity

     Some of our operations generate cash denominated in foreign currency. Consequently, we are exposed to certain foreign currency exchange rate risks. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute products. When the U.S. dollar strengthens against a foreign currency, the value of our sales in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales in that currency converted to U.S. dollars increases.

     From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We incurred net foreign currency transaction losses of $926,000 in fiscal 2000 and net foreign currency transaction gains of $14,000 in fiscal 2001, mostly due to transactions within EMEA. We did not have any open forward exchange contracts or options at September 30, 2000 or 2001. As our foreign operations increase, our business, financial condition and results of operations could be adversely affected by future changes in foreign currency exchange rates. For further information see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance--Our international operations subject us to a number of risks that could substantially hinder our future growth and current results. "

   Interest Rate Sensitivity

     The table below presents information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates at September 30, 2001, including our long-term debt obligation and our interest rate swap arrangement. For our long-term debt obligation, the table presents principal cash flows and related weighted average interest rates by expected maturity dates based on the scheduled principal payments. For our interest rate swap arrangement, the table presents average notional principal amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the interest rate swap arrangement. Weighted average variable rates are based on implied forward rates in the Eurodollar futures curve for three-month LIBOR at the reporting date.

                                                     Fiscal Year of Maturity
                                             -----------------------------------------
                                               2002      2003     Total     Fair Value
                                             -------   -------- ---------   ----------
                                                     (Dollars in thousands)
                  Liabilities
--------------------------------------------
Long-term debt ............................  $13,069   $ 5,593  $ 18,662    $   18,662
Average variable interest rate ............     2.50%     3.46%     --

               Interest Rate Swap
--------------------------------------------
Average notional principal amount (1) .....  $ 8,750      --        --      $
Fixed pay interest rate ...................      7.0%     --        --
Average receive variable interest rate ....     2.50%     --        --

(1) The interest rate swap terminates on December 31, 2001.

     We believe that the fair value of our long-term debt is equal to its book value because our long-term debt is with a bank and not publicly-traded and because the underlying variable interest rate is adjusted every three months.

   Inflation

     Although we cannot accurately determine the amounts attributable thereto, we have been affected by inflation through increased costs of employee compensation and other operation expenses. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. Additionally, most of our license agreements and services agreements provide for annual increases in charges.

Item 8. Financial Statements and Supplementary Data

     The following is a list of our consolidated financial statements and supplemental financial information appearing in this Item 8:

                                                                                                               Page
                                                                                                              ------
Report of Independent Accountants ..........................................................................    39
Consolidated Balance Sheets as of September 30, 2000 and 2001 ..............................................    40
Consolidated Statements of Operations for the years ended September 30, 1999, 2000 and 2001 ................    41
Consolidated Statements of Shareholders' Equity for the years ended September 30, 1999, 2000 and 2001 ......    42
Consolidated Statements of Cash Flows for the years ended September 30, 1999, 2000 and 2001 ................    43
Notes to Consolidated Financial Statements .................................................................    44
Supplemental Financial Information .........................................................................    66

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of MAPICS, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of MAPICS, Inc. and Subsidiaries at September 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                       PricewaterhouseCoopers LLP

Atlanta, Georgia

October 29, 2001 Except as to Note 9 for which the date is December 10, 2001.

                          MAPICS, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                    September 30,
                                                                                                2000              2001
                                                                                           ----------------  ---------------
                                          ASSETS
                                          ------
Current assets:
     Cash and cash equivalents ...........................................................  $     12,175      $    18,077
     Accounts receivable, net of allowances of $2,523 in 2000 and $3,456 in 2001 .........        35,220           34,412
     Prepaid expenses and other current assets ...........................................         5,752            2,870
     Deferred income taxes, net ..........................................................         1,700            2,678
                                                                                           ----------------  ---------------
          Total current assets ...........................................................        54,847           58,037
     Property and equipment, net .........................................................         6,073            4,507
     Computer software costs, net ........................................................        19,646           17,627
     Goodwill and other intangible assets, net ...........................................        45,164            8,494
     Non-current deferred income taxes, net ..............................................         9,634            5,031
     Other non-current assets, net .......................................................         1,575              960
                                                                                           ----------------  ---------------
          Total assets ...................................................................  $    136,939      $    94,656
                                                                                           ================  ===============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

Current liabilities:
     Current portion of long-term debt ...................................................  $     10,338      $    13,069
     Accounts payable ....................................................................         8,248            2,903
     Accrued expenses and other current liabilities ......................................        28,683           30,400
     Deferred revenue ....................................................................        35,981           35,968
                                                                                           ----------------  ---------------
          Total current liabilities ......................................................        83,250           82,340
     Long-term debt ......................................................................        18,662            5,593
     Other non-current liabilities .......................................................         2,583              415
                                                                                           ----------------  ---------------
          Total liabilities ..............................................................       104,495           88,348
                                                                                           ----------------  ---------------
Commitments and contingencies (Note 13)

Shareholders' equity
     Preferred stock, $1.00 par value; 1,000 shares authorized Series D convertible preferred stock, 125 shares issued and outstanding
          (liquidation preference of $9,419) in 2000 and 2001 ............................           125              125
     Series E convertible preferred stock; 50 shares issued and outstanding
          (liquidation preference of $3,768) in 2000 and 2001 ............................            50               50
     Common stock, $0.01 par value; 90,000 shares authorized, 20,370 shares issued and 18,092 shares outstanding in 2000; 20,370 issued and 18,307
          shares outstanding in 2001 .....................................................           204              204
     Additional paid-in capital ..........................................................        63,608           62,923
     Accumulated deficit .................................................................       (13,758)         (40,705)
     Restricted stock compensation .......................................................          (704)            (709)
     Accumulated other comprehensive loss ................................................            --             (189)
     Treasury stock-at cost 2,278 shares in 2000 and 2,063 shares in 2001 ................       (17,081)         (15,391)
                                                                                           ----------------  ---------------
          Total shareholders' equity .....................................................        32,444            6,308
                                                                                           ----------------  ---------------
          Total liabilities and shareholders' equity .....................................  $    136,939      $    94,656
                                                                                           ================  ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                          MAPICS, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                          Years Ended September 30,
                                                                            ------------------------------------------------------
                                                                                  1999              2000               2001
                                                                            -----------------  ----------------  -----------------
Revenue:
    License .............................................................    $    71,195        $    62,672       $    47,240
    Services ............................................................         63,523             77,690            90,476
                                                                            -----------------  ----------------  -----------------
         Total revenue ..................................................        134,718            140,362           137,716
                                                                            -----------------  ----------------  -----------------
Operating expenses:
    Cost of license revenue .............................................         13,689             15,551            17,546
    Cost of services revenue ............................................         19,012             31,176            35,427
    Selling and marketing ...............................................         51,601             50,082            39,998
    Product development .................................................         18,083             16,375            17,277
    General and administrative ..........................................         12,673             17,427            14,635
    Amortization of goodwill ............................................             --              6,959            35,121
    Restructuring, acquisition and other items ..........................             --             15,083            (1,981)
                                                                            -----------------  ----------------  -----------------
         Total operating expenses .......................................        115,058            152,653           158,023
                                                                            -----------------  ----------------  -----------------
Income (loss) from operations ...........................................         19,660            (12,291)          (20,307)
Other:
    Interest income .....................................................          1,887              1,032               786
    Interest expense ....................................................            (86)            (2,917)           (2,885)
                                                                            -----------------  ----------------  -----------------
Income (loss) before income tax expense (benefit) .......................         21,461            (14,176)          (22,406)
Income tax expense (benefit) ............................................          8,262             (2,451)            4,541
                                                                            -----------------  ----------------  -----------------
Net income (loss) .......................................................    $    13,199        $   (11,725)      $   (26,947)
                                                                            =================  ================  =================
    Net income (loss) per common share (basic) ..........................    $      0.70        $     (0.66)      $     (1.48)
                                                                            =================  ================  =================
    Net income (loss) per common share (diluted) ........................    $      0.62        $     (0.66)      $     (1.48)
                                                                            =================  ================  =================
    Weighted average number of common shares outstanding (basic) ........         18,943             17,896            18,223
                                                                            =================  ================  =================
    Weighted average number of common shares and common equivalent
      shares outstanding (diluted) ......................................         21,444             17,896            18,223
                                                                            =================  ================  =================

   The accompanying notes are an integral part of these consolidated financial statements.

                         MAPICS, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                          Series D and E                            Additional                       Restricted
                                            Convertible                              Paid-In        Accumulated        Stock
                                          Preferred Stock       Common Stock         Capital           Deficit       Compensation
                                          ---------------       ------------        ----------      -----------      ------------
                                          Shares  Par Value    Shares   Par Value
                                          ------  ---------    ------   ---------
Balance as of September 30, 1998.....        325   $ 325       18,891   $   189      $61,670         $ (13,962)
  Conversion of preferred stock......       (150)   (150)       1,500        15          135
  Stock options exercised............                              91         1          960              (103)
  Employee stock purchases...........                              17                    240               (51)
  Stock and options issued to non-
    Employees........................                                                    138                (3)
  Tax benefit associated with
    exercise of stock options and
    stock awards.....................                                                    267
  Compensation payable in common
    Stock............................                                                   (231)             (747)
  Treasury stock acquired............
  Retirement of treasury stock.......                            (129)       (1)      (1,280)
                                          ------   -----       ------   -------      -------         ---------          ---------
Subtotal.............................        175     175       20,370       204       61,899           (14,866)
                                          ------   -----       ------   -------      -------         ---------          ---------
  Net income.........................                                                                   13,199
                                          ------   -----       ------   -------      -------         ---------          ---------
  Comprehensive income...............                                                                   13,199
                                          ------   -----       ------   -------      -------         ---------          ---------
Balance as of September 30, 1999.....        175     175       20,370       204       61,899            (1,667)
  Stock options exercised............                                                    (50)             (325)
  Employee stock purchases...........                                                   (157)              (41)
  Stock and options issued to non-
    employees........................                                                    243
  Tax benefit associated with
    exercise of stock options and
    stock awards.....................                                                    581
  Issuance of restricted stock.......                                                    346                            $    (845)
  Compensation payable in common
    stock............................                                                    (52)                                 141
  Business acquisition payable in
    common stock.....................                                                    798
                                          ------   -----       ------   --------     -------         ----------         ---------
Subtotal.............................        175     175       20,370        204      63,608            (2,033)              (704)
                                          ------   -----       ------   --------     -------         ----------         ---------
  Net loss...........................                                                                  (11,725)
                                          ------   -----       ------   --------     -------         ----------         ---------
  Comprehensive loss.................                                                                  (11,725)
                                          ------   -----       ------   --------     -------         ----------         ---------
Balance as of September 30, 2000.....        175     175       20,370        204      63,608           (13,758)              (704)
  Stock options exercised............                                                   (102)
  Employee stock purchases...........                                                   (419)
  Stock and options issued to non-
    employees........................                                                      1
  Tax benefit associated with
    exercise of stock options and
    stock awards.....................                                                     32
  Issuance of restricted stock.......                                                   (197)                                (579)
  Compensation payable in common
    stock............................                                                                                         574
                                          ------   -----       ------   --------     -------         ----------         ---------
Subtotal.............................        175     175       20,370        204      62,923           (13,758)              (709)
                                          ------   -----       ------   --------     -------         ----------         ---------
  Net loss...........................                                                                  (26,947)
  Other comprehensive loss, net of
  income taxes:
  Foreign currency translation.......
  Interest rate hedge................
                                          ------   -----       ------   --------     -------         ----------         ---------
  Comprehensive loss.................                                                                  (26,947)
                                          ------   -----       ------   --------     -------         ----------         ---------

  Balance as of September 30, 2001.....      175   $ 175       20,370   $    204     $62,923         $ (40,705)         $    (709)
                                          ======   =====       ======   ========     =======         ==========         =========


                                          Accumulated
                                             Other                                          Total
                                          Comprehensive                                 Shareholders'
                                             Loss               Treasury Stock             Equity
                                          -------------       ------------------        ------------
                                                               Shares     Cost
                                                              -------   --------
   Balance as of September 30, 1998.....                         129    $ (1,281)         $46,941
     Conversion of preferred stock......                                                       --
     Stock options exercised............                         (39)        422            1,280
     Employee stock purchases...........                         (22)        252              441
     Stock and options issued to non-
       Employees........................                          (1)         11              146
     Tax benefit associated with
       exercise of stock options and
       stock awards.....................                                                      267
     Compensation payable in common
       Stock............................                        (114)      1,229              251
     Treasury stock acquired............                       2,954     (24,266)         (24,266)
     Retirement of treasury stock.......                        (129)      1,281               --
                                          -------------       -------   --------          -------
   Subtotal.............................                       2,778     (22,352)          25,060
                                          -------------       -------   --------          -------
     Net income.........................                                                   13,199
                                          -------------       -------   --------          -------
     Comprehensive income...............                                                   13,199
                                          -------------       -------   --------          -------
   Balance as of September 30, 1999.....                       2,778     (22,352)          38,259
     Stock options exercised............                        (289)      3,084            2,709
     Employee stock purchases...........                         (64)        617              419
     Stock and options issued to non-
       employees........................                          (4)         42              285
     Tax benefit associated with
       exercise of stock options and
       stock awards.....................                                                      581
     Issuance of restricted stock.......                         (53)        499               --
     Compensation payable in common
       stock............................                          17        (104)             (15)
     Business acquisition payable in
       common stock.....................                        (107)      1,133            1,931
                                          -------------       -------   --------          -------
   Subtotal.............................                       2,278     (17,081)         (44,169)
                                          -------------       -------   --------          -------
     Net loss...........................                                                  (11,725)
                                          -------------       -------   --------          -------
     Comprehensive loss.................                                                  (11,725)
                                          -------------       -------   --------          -------
   Balance as of September 30, 2000.....                       2,278     (17,081)          32,444
     Stock options exercised............                         (30)        230              128
     Employee stock purchases...........                        (118)        922              503
     Stock and options issued to non-
       employees........................                          (8)         75               76
     Tax benefit associated wit
       exercise of stock options and
       stock awards.....................                                                       32
     Issuance of restricted stock.......                         (94)        776               --
     Compensation payable in common
       stock............................                          35        (313)             261
                                          -------------       -------   --------          -------
        Subtotal........................                       2,063     (15,391)          33,444
                                          -------------       -------   --------          -------
     Net loss...........................                                                  (26,947)
     Other comprehensive loss, net of
     income taxes:
     Foreign currency translation.......  $    (127)                                         (127)
     Interest rate hedge................        (62)                                          (62)
                                          -------------       -------   --------          -------
     Comprehensive loss.................       (189)                                      (27,136)
                                          -------------       -------   --------          -------
     Balance as of September 30, 2001.... $    (189)           2,063    $(15,391)         $ 6,308
                                          =============       =======   ========          =======


   The accompanying notes are an integral part of these consolidated financial statements

                         MAPICS, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Years Ended September 30,
                                                                            -----------------------------------
                                                                              1999          2000         2001
                                                                            ---------     --------     --------
Cash flows from operating activities:
   Net income (loss)....................................................    $  13,199     $(11,725)    $(26,947)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation....................................................        2,426        2,934        2,817
        Amortization of computer software costs.........................        7,428        6,758        6,586
        Amortization of goodwill and other intangible assets............          517        7,739       36,249
        Amortization of debt issue costs................................           --          311          456
        Write-off of computer software costs............................        1,439        7,919        1,552
        Write-off of prepaid expenses...................................           --        4,116           --
        Royalty contract obligation.....................................           --        2,290           --
        Provision for bad debts.........................................        1,387        1,214        2,261
        Deferred income taxes...........................................        3,822       (1,555)       3,656
        Other non-cash items, net.......................................          653          490        1,047
                                                                            ---------     --------     --------
                                                                               30,871       20,491       27,677
        Changes in operating assets and liabilities:
          Accounts receivable...........................................        3,688       (3,003)      (1,453)
          Prepaid expenses and other current assets.....................       (5,260)         205        2,882
          Other non-current assets......................................           --         (474)         256
          Accounts payable..............................................       (2,044)         598       (5,345)
          Accrued expenses and other current liabilities................       (1,970)      (1,015)        (763)
          Deferred revenue..............................................       (2,107)       3,755          (13)
                                                                            ---------     --------     --------
             Net cash provided by operating activities                         23,178       20,557       23,241
                                                                            ---------     --------     --------
Cash flows from investing activities:
        Acquisitions, net of cash acquired..............................           --      (47,199)           7
        Purchases of property and equipment.............................       (3,508)      (2,343)      (1,424)
        Additions to computer software costs............................       (5,773)      (7,557)      (6,119)
        Purchases of computer software..................................       (3,443)        (664)          --
                                                                            ---------     --------     --------
             Net cash used for investing activities.....................      (12,724)     (57,763)      (7,536)
                                                                            ---------     --------     --------
Cash flows from financing activities:
        Proceeds from long-term debt....................................           --       40,000           --
        Principal repayments of long-term debt..........................           --      (13,720)     (10,338)
        Payment of debt issuance costs..................................           --       (1,378)         (96)
        Proceeds from stock options exercised...........................        1,280        2,709          128
        Proceeds from employee stock purchases..........................          441          419          503
        Acquisitions of treasury stock                                        (24,266)          --           --
                                                                            ---------     --------     --------
             Net cash provided by (used for) financing activities.......      (22,545)      28,030       (9,803)
                                                                            ---------     --------     --------
        Net increase (decrease) in cash and cash equivalents............      (12,091)      (9,176)       5,902
        Cash and cash equivalents at beginning of year..................       33,442       21,351       12,175
                                                                            ---------     --------     --------
        Cash and cash equivalents at end of year........................    $  21,351     $ 12,175     $ 18,077
                                                                            =========     ========     ========


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

     We were originally incorporated in Massachusetts in 1980, and in 1998 we reincorporated in Georgia. In January 2000, we acquired Pivotpoint, Inc. As part of that acquisition, Pivotpoint brought to us all rights to the Point.Man product offering as well as other product offerings such as supply chain management and enterprise asset management. Our flagship solutions now include two powerful extended enterprise resource planning (ERP) foundations that streamline business processes for manufacturing, customer service, engineering, supply chain planning and financial reporting. The solutions support international and multi-site operations on a variety of platforms, including the IBM eServer iSeries 400, Windows NT, UNIX and Linux. We also offer a supply chain management system, collaborative commerce and maintenance and calibration solutions, designed to enable companies to link members of their supply chain to send and receive valuable real-time information to improve business decision-making at all levels.

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

     We have licensed our solutions for use in thousands of locations around the world. Our target market consists primarily of manufacturing establishments with annual sales between $20 million and $1 billion. With the depth and breadth of our capabilities, we can support single and multi-site manufacturing organizations, including those with global, multi-currency requirements, as well as divisional operations within multibillion dollar manufacturing enterprises.

     Our primary sales and implementation channel is a network of more than 90 independent local companies, which we refer to as affiliates, that market and sell our products worldwide and support our global installed base of customers. These affiliates provide customers with high quality and cost-effective local implementation, industry specific consulting and other professional services.

   Basis of Presentation

     The balance sheets as of September 30, 2000 and 2001 and the statements of operations, cash flows and shareholders' equity for each of the three years in the period ended September 30, 2001 are consolidated and consist solely of the separate financial statements of MAPICS, Inc. and our subsidiaries. The results of operations of our acquisitions have been included beginning on the date that each company became owned by MAPICS, Inc. We eliminated all significant intercompany accounts and transactions in consolidation.

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

     Significant estimates underlying these financial statements include:

     .    the valuation of accounts receivable;

     . the processes used for amortizing and evaluating the net realizable value of computer software costs, goodwill and other intangible assets;

     .    the allocation of the purchase price of acquired businesses;

     .    the determination of the restructuring, acquisition, and other items;

     . the estimate of percentage of completion revenue related to fixed price services agreements; and

     .    the valuation of deferred income taxes.

   Cash and Cash Equivalents

     We consider all highly liquid debt instruments, primarily United States government agency obligations and commercial paper, purchased with maturities of three months or less to be cash equivalents.

   Financial Instruments and Concentrations of Credit Risk

     Statement of Financial Accounting, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including some derivative instruments that are embedded in other contracts, and for hedging activities. The Statement requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure the instruments at fair value. On October 1, 2000, we adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

     At September 30, 2000 and 2001, we held substantially all of our cash and cash equivalents on deposit with five financial institutions. We believe that the carrying amount of cash equivalents is a reasonable estimate of their fair value. As of September 30, 2000 and 2001, our cash and cash equivalents denominated in foreign currencies was $1.9 million and $858,000.

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

     See Note 10 for further information regarding our financial instruments.

                         MAPICS, Inc. and Subsidiaries

   Property and Equipment

     Property and equipment are stated at cost. We calculate depreciation using the straight-line method based upon the following estimated useful lives:

         Furniture and fixtures....................   4 years
         Computer equipment .......................   4 years
         Leasehold improvements ...................   Shorter of lease term or useful life of asset

     We record a gain or a loss on the disposal of property and equipment based on the difference between the proceeds we receive, if any, and the net book value of the assets we dispose on the date of disposal.

   Computer Software Costs

     We charge all computer software development costs prior to establishing technological feasibility of computer software products to product development expense as they are incurred. From the time of establishing technological feasibility through general release of the product, we capitalize computer software development and translation costs and report them on the balance sheet as a component of computer software costs at the lower of unamortized cost or net realizable value. Amortization of computer software costs represents recognition of the costs of some of the software products we sell, including purchased software costs, capitalized software development costs and costs incurred to translate software into various foreign languages. We begin amortizing computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis based on the greater of the amount determined using:

     . the ratio that current period gross revenue bears to the total of current and anticipated future gross revenue; or

     . the straight-line method over the estimated economic life of the product, which is generally five years for purchased software costs and software development costs and two years for software translation costs.

     Additionally, in fiscal 2000 as part of the acquisition of Pivotpoint, a portion of the purchase price was allocated to acquired technology and to in-process research and development costs. We expensed all of the in-process research and development costs immediately after completing the acquisition. The acquired technology is included in computer software costs and is being amortized over a five-year period.

     Software is subject to rapid technological obsolescence and, as a result, future amortization periods for computer software costs could be shortened to reflect changes in technology in the future. Where future revenue is not expected to cover the related unamortized computer software costs, we either accelerate amortization or write-off the remaining unamortized amounts. In fiscal 1999, we wrote off $1.4 million of computer software development costs due to a change in our product development approach. In fiscal 2000, we wrote off $7.9 million of computer software development costs, including the $1.4 million of acquired in-process research and development costs, due to the restructuring and acquisition costs associated with the acquisition of Pivotpoint and re-evaluation of our overall product strategy. In fiscal 2001, we wrote off $1.6 million of computer software development cost related to the translation of a version of our software that is no longer marketed for which a new release is now available.

     We include amortization of computer software costs in cost of license revenue in the statement of operations. Amortization of computer software costs was $7.4 million, $6.8 million, and $6.6 million in fiscal 1999, fiscal 2000 and fiscal 2001.

   Goodwill and Other Intangible Assets

      Goodwill and other intangible assets resulted primarily from our acquisitions of Pivotpoint in January 2000 and of the MAPICS business in 1993. We calculate amortization of intangible assets, which is included in cost of license

                         MAPICS, Inc. and Subsidiaries
revenue, and amortization of goodwill, using the straight-line method over the estimated lives of the intangible assets as follows:

     Goodwill...................................................   5-10 years
     Installed customer base and affiliate network .............   7-15 years
     Tradenames and trademarks .................................     10 years

   Debt Issuance Costs

     In fiscal 2000, we incurred debt issuance costs of $1.4 million to establish the new bank credit facility. In fiscal 2001, we incurred $96,000 in additional debt issue costs. We capitalized these costs and are recognizing them over the remaining life of the bank credit facility.

   Long-Lived Assets

     As required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," we periodically assess the recoverability of the cost of our long-lived assets and other intangible assets, including goodwill. We base this assessment on several criteria, including but not limited to sales trends, undiscounted operating cash flows and other operating factors. If the undiscounted cash flows are below the carrying value of the assets recorded we recognize an impairment in the amount the carrying value exceeds estimated fair value. See Note 8 for further discussion on impairment of long-lived assets.

   Foreign Currency

     The financial position and results of operations for a majority of our foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated into the reporting currency (U.S. dollars) at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the period are translated at the average exchange rate in effect during the period. Translation gains and losses are accumulated and reported as a separate component of stockholders' equity. We incurred net foreign currency transaction losses of $926,000 in fiscal 2000 and net foreign currency transaction gains of $14,000 in fiscal 2001, mostly related to transactions within EMEA. The company has not entered into any foreign currency hedging contracts during any of the periods presented.

   Revenue Recognition

     Our revenues are generated primarily by licensing software, providing software support and maintenance and providing professional services to our customers. All revenues are recorded in accordance with the guidance provided by Statement of Position, SOP 97-2, "Software Revenue Recognition," SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition, with Respect to Certain Transactions' " and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts."

   Software Licensing and Support and Maintenance

     We generate a significant portion of our total revenue from licensing software, which is conducted principally through our global network of independent affiliates. However, the ultimate customer typically executes a license agreement directly with us rather than the affiliate. When we first license our software, we receive both an initial license fee and a periodic fee. We record initial license fees as license revenue and typically recognize revenue when the following criteria are met:

     (1) the signing of a license agreement between us and the ultimate customer;

     (2) delivery of the software to the customer or to a location designated by the customer;

                         MAPICS, Inc. and Subsidiaries

     (3) fees are fixed and determinable; and

     (4) determination that collection of the related receivable is probable.

     The periodic fee, which is typically paid annually in advance, entitles the customer to receive annual support services, as available. We record these fees as services revenue and recognize this revenue ratably over the term of the periodic agreement.

     With respect to the iSeries product line, the periodic fee is an annual license fee, which entitles the customer to continued use of the software. If a customer does not renew their periodic fee for the iSeries product line, they are no longer entitled to the use of our software. The annual license fee also entitles the customer to support services as available. We record this fee as services revenue ratably over the term of the services agreement.

   Professional Services

     Under the terms of our license agreements, our customers are responsible for installation and training. In many instances, the affiliates provide our customers with most of the consulting and implementation services relating to our products. During fiscal 2000, we began to provide professional consulting and implementation services to our customers. The professional services that we provide are not essential to the functionality of our delivered products. We provide our professional services under services agreements, and we charge for them separately under time and materials arrangements or, in some circumstances, under fixed price arrangements. We recognize revenues from time and materials arrangements as the services are performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable, and collection is probable. Under a fixed price arrangement, we recognize revenue on the basis of the estimated percentage of completion of service provided. We recognize changes in estimate in the period in which they are determined. We recognize provisions for losses, if any, in the period in which they first become probable and reasonably estimable.

     We also offer educational courses and training materials to our customers and affiliates. These consulting and implementation services and education courses are included in services revenue and revenue is recognized when services are provided.

   Advertising Costs

     We expense advertising costs as they are incurred. Advertising expenses in fiscal 1999, fiscal 2000 and fiscal 2001 were $742,000, $1.3 million, and $817,000.

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

                         MAPICS, Inc. and Subsidiaries

   Computation and Presentation of Net Income (Loss) per Common Share

     We apply SFAS No. 128, "Earnings Per Share," which requires us to present "basic" and "diluted" net income (loss) per common share for all periods presented in the statements of operations. We compute basic net income (loss) per common share, which excludes dilution, by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if holders of our preferred stock, common stock options, common stock warrants or contingently issuable stock converted or exercised their holdings into common stock that then shared in our earnings.

     The weighted average number of common shares and common equivalent shares outstanding that we used to calculate diluted net income (loss) per share includes:

     .    the weighted average number of common shares outstanding; plus

     . the weighted average number of common equivalent shares from the assumed conversion of preferred stock and the assumed exercise of dilutive stock options, common stock warrants, and contingently issuable stock.

     The following table presents the calculations of basic and diluted net income (loss) per common share or common share equivalent:

                                                                                         Fiscal Years Ended
                                                                                           September 30.
                                                                          ------------------------------------------------
                                                                            1999               2000                2001
                                                                          --------            -------            --------
                                                                                       (in thousands)
Basic net income (loss) per common share:
Net income (loss) ................................................        $ 13,199           $(11,725)           $(26,947)
                                                                          ========           ========            ========
Weighted average common shares outstanding .......................          18,943             17,896              18,223
                                                                          ========           ========            ========
Basic net income (loss) per common share .........................        $   0.70           $  (0.66)           $  (1.48)
                                                                          ========           ========            ========

Diluted net income (loss) per common share and common
  share equivalent:
Net income (loss) ................................................        $ 13,199           $(11,725)           $(26,947)
                                                                          ========           ========            ========
Weighted average common shares outstanding .......................          18,943             17,896              18,223
Common share equivalents:
     Convertible preferred stock .................................           1,955                 --                  --
     Common stock options ........................................             325                 --                  --
     Common stock warrants .......................................             221                 --                  --
                                                                          --------           --------            --------
Weighted average common shares and common equivalent
  shares outstanding .............................................          21,444             17,896              18,223
                                                                          ========           ========            ========
Diluted net income (loss) per common share or
  common share equivalent ........................................        $   0.62           $  (0.66)           $  (1.48)
                                                                          ========           ========            ========

                         MAPICS, Inc. and Subsidiaries

     Because their inclusion would have an antidilutive effect on net income
(loss) per common share, we excluded the average number of common share equivalents listed below from the computation of diluted net income (loss) per share for fiscal 2000 and fiscal 2001:

                                                        Fiscal Years Ended
                                                           September 30,
                                                    ----------------------------
                                                        2000            2001
                                                    -------------  -------------
                                                          (in thousands)
        Common share equivalents:
             Convertible preferred stock .........      1,750           1,750
             Common stock options ................        267             176
             Common stock warrants ...............        158              --
             Contingently issuable stock .........         86             125
                                                    -------------  -------------
                  Total ..........................      2,261           2,051
                                                    =============  =============

   Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," requires us to present comprehensive income, which is net income plus all other changes in net assets from non-owner sources, and its components in the financial statements. Components of comprehensive income other than net income include the effect of our interest rate hedge and foreign currency translation adjustments. Comprehensive income is presented as a component on our consolidated statement of shareholders' equity.

   Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

   Recently Issued Accounting Pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, as amended by SAB No. 101A and SAB No. 101B. SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Additionally, the SEC recently issued a Frequently Asked Questions memorandum providing further guidance on SAB No. 101. We adopted SAB No. 101, as amended, during our third quarter of fiscal 2001. The adoption had no material impact on our licensing practices, financial position, or results of operations.

     In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted using the purchase method. This statement will be effective for any business combinations that we may enter into in the future.

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of our intent to do so. Other intangibles will be amortized over their useful lives.

     As of October 1, 2001, we have adopted SFAS No. 142. We expect the following significant impacts:

     . The balance of goodwill is $4.7 million at October 1, 2001. As we have discontinued amortizing goodwill as of October 1, 2001, fiscal 2002 will have approximately $1.5 million less in amortization expense than if we had not adopted SFAS No. 142.

                         MAPICS, Inc. and Subsidiaries

     . We are required to perform a transitional impairment test. This impairment test will require us to (1) identify individual reporting units, if any, (2) determine the carrying value of any reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of any reporting units. If the carrying value of any reporting unit or the company exceeds its fair value, then the amount of any goodwill impairment will be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities. At this time, we do not anticipate any charge resulting from the transitional impairment test; however, we have not yet performed that test. Under the provisions of SFAS No. 142, we are required to complete the test before March 31, 2002.

     . Following the transitional impairment test, our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment is indicated as a result of the annual test, an impairment loss would be recorded as part of income from operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the effects of SFAS No. 143 will have on our financial position, results of operations or cash flows but we do not anticipate any material adverse impact.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transactions reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 as of October 1, 2001 with no material adverse impact on our financial position, results of operations or cash flows.

3.   Acquisitions

     On January 12, 2000, we acquired Pivotpoint, Inc. for $48.0 million in cash, and accounted for the acquisition as a purchase. Pivotpoint, Inc. provides software and services to mid-size manufacturers that operate on NT and UNIX operating systems. We intend to enhance Pivotpoint's software and continue providing the software and related services to compliment our existing suite of software and services. Pivotpoint's results of operations are included in our income statement for the period from January 12, 2000 to September 30, 2000 and the year ended September 30, 2001. We recorded goodwill of approximately $44.5 million related to the Pivotpoint acquisition, and began amortizing it over 5 years on a straight-line basis.

     On March 1, 2000, we acquired an education business for $2.0 million. In exchange for this business, we issued 106,668 shares of restricted common stock, and we incurred transaction costs of $103,000. The purchase price was allocated almost entirely to goodwill, which we are amortizing over five years. If on March 1, 2003, the price per share of our common stock as quoted on the NASDAQ National Market System is less than $18.75 we must pay additional consideration equal to the difference between $18.75 and the quoted market price multiplied by the number of shares of common stock issued at acquisition that the sellers of the acquired business still hold on March 1, 2003. We may elect to pay all or a portion of this additional consideration with shares of common stock and the remainder in cash. Any additional consideration paid will be recorded as additional purchase price.


     As described in Note 8, in the fourth quarter of fiscal 2001, we recognized the impairment of goodwill and certain identifiable intangible assets as accelerated amortization of $26.0 million.

                         MAPICS, Inc. and Subsidiaries

4.   Restructuring, Acquisition, and Other Items

     During fiscal 2000, we recorded restructuring, acquisition and other items totaling $15.1 million in connection with the acquisition of Pivotpoint and a change in product strategy. In fiscal 2001, we recorded a net benefit of restructuring, acquisition and other items of $2.0 million as a result of a settlement agreement with a third party in May 2001 resolving a dispute regarding payment for certain proprietary software and documentation to be re-licensed by us. Under the terms of the settlement, the third party paid us $2.2 million for the software and related costs that we previously charged against restructuring, acquisition, and other items in fiscal 2000. The settlement was offset by $219,000 of liabilities relating to this software product.

     The major components of the restructuring, acquisition and other items in fiscal 2000 and fiscal 2001 and the remaining accrual at September 30, 2001 were as follows:

                                                                       Restructuring, Acquisition, and Other Items

                                                                     ----------------------------------------------
                                                                                     Amounts      Accrued Costs at
                                                                     Total Items     Utilized    September 30, 2001

                                                                     ------------- ------------- ------------------
                                                                                     (in thousands)
     Fiscal 2000:
     -----------
     Employee severance and related costs:

         Acquisition related........................................   $     150     $    (150)      $     ---
         Change in product strategy ................................       1,003        (1,003)            ---
     Exit costs (for terminated contracts) .........................         919          (856)             63
     Costs of abandonment of excess space ..........................         972          (773)            199
     Non-cash asset write-offs:
         Acquisition related write-offs of purchased software and
              other assets .........................................       6,428        (6,428)            ---
         In-process research and development costs .................       1,400        (1,400)            ---
         Change in product strategy ................................       4,211        (4,211)            ---
                                                                     ------------- ------------- ------------------
                                                                          15,083       (14,821)            262
                                                                     ------------- ------------- ------------------
     Fiscal 2001:
     -----------
     Settlement of re-licensing contract ...........................      (2,200)        2,200             ---
     Liabilities relating to settlement ............................         219           (48)            171
                                                                     ------------- ------------- ------------------
                                                                          (1,981)        2,152             171
                                                                     ------------- ------------- ------------------
                                                                       $  13,102     $ (12,669)      $     433
                                                                     ============= ============= ==================

5.   Allowance for Doubtful Accounts

     The following is a summary of the activity in the allowance for doubtful accounts during the last three fiscal years (in thousands):

                     Beginning of   Provision                          End of
                     Year Balance for Bad Debts Write-Offs   Other  Year Balance
                     ------------ ------------- ----------- ------ -------------
    Fiscal 1999 ....   $    1,989  $    1,387    $  (1,595) $   -- $    1,781
    Fiscal 2000 ....        1,781       1,214       (1,116)    644      2,523
    Fiscal 2001 ....        2,523       2,261       (2,082)    754      3,456

     We establish reserves for customer receivable balances when we believe it is probable that we will not collect those receivables. We include the related provision for bad debts in general and administrative expenses.

                          MAPICS, Inc. and Subsidaries

6. Property and Equipment

     Property and equipment consist of the following:

                                                                                  September 30,
                                                                      ---------------------------------------
                                                                              2000                2001
                                                                      -------------------- -------------------
                                                                                  (in thousands)
     Furniture and fixtures ........................................     $     1,112          $       970
     Computer equipment ............................................          12,723               14,029
     Leasehold improvements ........................................             777                  782
                                                                      -------------------- -------------------
                                                                              14,612               15,781
     Accumulated depreciation and amortization .....................          (8,539)             (11,274)
                                                                      -------------------- -------------------
                                                                         $     6,073          $     4,507
                                                                      ==================== ===================

     During fiscal 2000 and fiscal 2001, we disposed of some of our computer equipment, furniture and fixtures and leasehold improvements. In fiscal 2000, the assets disposed had net book value of $82,000, which we recorded as a loss. The disposal of these assets related primarily to the write-off of fixed assets relating to discontinued software. This loss was recorded in restructuring, acquisition and other items. In fiscal 2001, the assets disposed had a net book value of $173,000, which we also recorded as a loss.

7. Computer Software Costs

     Computer software costs consist of the following:

                                                                                   September 30,
                                                                      ----------------------------------------
                                                                             2000                 2001
                                                                      -------------------- -------------------
                                                                                  (in thousands)
Computer software development costs ................................     $    30,419          $    35,777
Accumulated amortization ...........................................         (16,210)             (20,257)
                                                                      -------------------- -------------------
     Net book value ................................................          14,209               15,520
                                                                      -------------------- -------------------
Computer software translation costs ................................          19,130               18,132
Accumulated amortization ...........................................         (14,452)             (16,487)
                                                                      -------------------- -------------------
     Net book value ................................................           4,678                1,645
                                                                      -------------------- -------------------
Purchased software costs ...........................................           1,439                1,439
Accumulated amortization ...........................................            (680)                (977)
                                                                      -------------------- -------------------
     Net book value ................................................             759                  462
                                                                      -------------------- -------------------
     Computers software costs, net .................................     $    19,646          $    17,627
                                                                      ==================== ===================

8. Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following:

                                                                                   September 30,
                                                                      ----------------------------------------
                                                                             2000                 2001
                                                                      -------------------- -------------------
                                                                                  (in thousands)
Goodwill ...........................................................     $    47,113          $    46,693
Installed customer base and affiliate network ......................           7,934                7,934
Tradenames and trademarks ..........................................             856                  856
Assembled workforce ................................................             400                  400
                                                                      -------------------- -------------------
                                                                              56,303               55,883
Accumulated amortization ...........................................         (11,139)             (47,389)
                                                                      -------------------- -------------------
                                                                         $    45,164          $     8,494
                                                                      ==================== ===================

     Throughout fiscal 2001, the U.S. economy entered a recession, as did the economies of other countries in which we operate. The continuing recession adversely affects capital expenditures and software licensing activity, particularly in the manufacturing sector of the economy to whom we sell our software and services. As a result, the

                          MAPICS, Inc. and Subsidiaries
revenue and profit realized from the acquisitions we made in fiscal 2000 have been less than originally anticipated and the estimated fair value of the assets acquired in fiscal 2000 declined respectively.

     Based on these circumstances, in the fourth quarter of fiscal 2001 we assessed the recoverability of our goodwill and intangible assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We reviewed the identifiable undiscounted future cash flows including the estimated residual value to be generated by the assets to be held and used by the businesses acquired in fiscal 2000 at their asset grouping level. These cash flows were below the carrying value of the assets recorded. Consequently, we recognized an impairment as accelerated amortization of $26.0 million, the amount by which the carrying value of these assets and the related goodwill exceeded their estimated value using the discounted cash flow method.

9. Long-Term Debt

   Bank Credit Facility

     In fiscal 2000, in conjunction with our acquisition of Pivotpoint, we borrowed $40.0 million under the term loan portion of a bank credit facility to finance a portion of the purchase price. The term loan requires us to make quarterly principal repayments in various amounts and matures on December 31, 2002. However, we may be required under certain circumstances, based on our excess cash flows as defined in our loan agreement, to prepay all or a portion of the outstanding balance. Alternatively, we may at our discretion elect, subject to some limitations, to prepay all or a portion of the outstanding balance without penalty. During the first quarter of fiscal 2002, we made principal repayments of $4.7 million.

   Aggregate scheduled principal repayments under our term loan are as follows (in thousands):

     Fiscal Years Ending September 30,                                                            Amount
                                                                                             -----------------
     2002 ................................................................................   $     13,069
     2003 ................................................................................          5,593
                                                                                             -----------------
     Total future principal payments .....................................................         18,662
        Less current portion of long-term debt ...........................................        (13,069)
                                                                                             -----------------
     Long-term debt ......................................................................   $      5,593
                                                                                             =================

     The interest rate on the term loan portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. The interest rate is generally adjusted quarterly based on either our lender's base rate or LIBOR plus a predetermined margin. At September 30, 2000 and September 30, 2001, the interest rate on our term loan, including the lender's margin, was 9.9% and 5.5%.

     On December 10, 2001, we amended the terms of our bank credit facility to modify certain financial covenants as of September 30, 2001 to bring us into compliance with the terms of the bank credit facility as of that date. The amendment also requires us to limit total borrowings under the bank credit facility at any time to an amount based on our qualified accounts receivable, as defined. If the amount of total debt exceeds the amount of our allowed monthly borrowings, we are required to repay the amount of debt in excess of the allowed monthly borrowing base.

     Our bank credit agreement, as amended, provides for a revolving credit facility of up to $10 million, subject generally to the same provisions as our term loan and subject to the overall borrowing base. The revolving credit facility has a variable interest rate based on either the lender's base rate or LIBOR. We have never borrowed any amounts under this revolving credit facility. Any such borrowings would mature on December 31, 2002 under the terms of the bank credit agreement. We pay a quarterly commitment fee for unused portions of the revolving credit facility.

     We have pledged substantially all of our assets in the United States as collateral for our obligations under the bank credit facility. Additionally all of our domestic subsidiaries have guaranteed the repayment of our obligations under the bank credit facility, and we have pledged the majority of the capital stock of our foreign subsidiaries to the lenders.

                          MAPICS, Inc. and Subsidaries

     The bank credit facility, as amended, contains covenants, which, among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

     .    incurrence of indebtedness, liens and capital leases;

     .    the payment of dividends on our capital stock;

     .    redemption or repurchase of our capital stock;

     .    investments and acquisitions;

     .    mergers and consolidations; and

     . the disposition of any of our properties or assets outside the ordinary course of business.

10.  Financial Instruments

     The bank credit facility required us to enter into an interest rate protection arrangement. Accordingly, during fiscal 2000, we entered into an interest rate swap arrangement with a bank. The purpose of the interest rate swap arrangement is to reduce our exposure to interest rate fluctuations by converting variable rate interest payments to fixed rate interest payments on a portion of the outstanding balance under our term loan. Under the terms of the interest rate swap arrangement, we have agreed to pay the bank a fixed rate of 7.00% on a decreasing notional principal amount in exchange for a variable rate payment based on three-month LIBOR, which at September 30, 2001 was 2.59%. The term of the hedge is through December 31, 2001. Upon adoption of SFAS No. 133, we determined that the interest rate swap was an effective hedge and recorded the hedge as a liability of $69,000 on our balance sheet. At September 30, 2001, the hedge had a liability of $100,000. We recognized no gain or loss related to this swap during fiscal 2001. Because this swap is considered an effective hedge, we recorded a change in accumulated other comprehensive loss of $(62,000), net of income taxes, for fiscal 2001. Accumulated other comprehensive loss is presented as a separate component of shareholders' equity on our balance sheet.

11.   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                                                                        September 30,
                                                                                -------------------------------
                                                                                     2000            2001
                                                                                --------------- ---------------
                                                                                      (in thousands)
     Accrued commissions and royalties ......................................      $   11,150      $   15,049
     Accrued income taxes payable ...........................................           6,274           6,742
     Accrued payroll and related expenses ...................................           4,843           4,563
     Accrued restructuring and acquisitions costs ...........................           1,615             370
     Other ..................................................................           4,801           3,676
                                                                                --------------- ---------------
                                                                                   $   28,683      $   30,400
                                                                                =============== ===============

     Accrued payroll and related expenses include $1.2 million and $1.5 million for compensated absences as of September 30, 2000 and 2001.

                         MAPICS, Inc. and Subsidiaries

12.  Income Taxes

     The components of income tax expense (benefit) are as follows:

                                                                          Fiscal Years Ended
                                                                            September 30,
                                                            -----------------------------------------------
                                                                 1999            2000            2001
                                                            --------------- --------------- ---------------
                                                                           (in thousands)
     Federal:
          Current .......................................      $    3,565      $    (935)      $     167
          Deferred ......................................           3,476         (1,933)          3,295
                                                            --------------- --------------- ---------------
                                                                    7,041         (2,868)          3,462
                                                            --------------- --------------- ---------------
     State:
          Current .......................................             255             91             107
          Deferred ......................................              79           (203)            330
                                                            --------------- --------------- ---------------
                                                                      334           (112)            437
                                                            --------------- --------------- ---------------
     Foreign:
          Current .......................................             887            529             642
          Deferred ......................................              --             --              --
                                                            --------------- --------------- ---------------
                                                                      887            529             642
                                                            --------------- --------------- ---------------
                                                               $    8,262      $  (2,451)      $   4,541
                                                            =============== =============== ===============

     The components of income (loss) from domestic and foreign operations before income tax expense (benefit) are as follows:

                                                                       Fiscal Years Ended
                                                                          September 30,
                                                            ------------------------------------------
                                                                1999           2000          2001
                                                            -------------- ------------- -------------
                                                                         (in thousands)
     Domestic ............................................   $    20,854    $  (14,211)   $  (21,558)
     Foreign .............................................           607            35          (848)
                                                            -------------- ------------- -------------
                                                             $    21,461    $  (14,176)   $  (22,406)
 .                                                          ============== ============= =============


     The actual income tax expense (benefit) differs from the expected income tax expense (benefit) calculated by applying the federal statutory rate of 35.0% to income before income tax expense (benefit) as follows:

                                                                                 Fiscal Years Ended
                                                                                    September 30,
                                                                      ------------------------------------------
                                                                          1999           2000          2001
                                                                      -------------- ------------- -------------
                                                                                   (in thousands)
     Expected income tax expense at the domestic federal statutory
       rate ........................................................   $    7,511     $   (4,962)   $   (7,842)
     State income taxes, net of federal income tax benefit .........          217            (73)          284
     Foreign income tax rate differential ..........................          335            529           785
     Tax credits utilized ..........................................           --           (456)         (293)
     Permanent differences arising from acquisitions ...............           --          2,618        11,619
     Other .........................................................          199           (107)          (12)
                                                                      -------------- ------------- -------------
                                                                       $    8,262     $   (2,451)   $    4,541
                                                                      ============== ============= =============
     Effective income tax expense (benefit) rates...................        38.5 %        (17.3)%       (20.3)%

                         MAPICS, Inc. and Subsidiaries

     Significant components of our deferred tax assets and liabilities are as follows:

                                                                                        September 30,
                                                                                -----------------------------
                                                                                     2000           2001
                                                                                -------------- --------------
                                                                                        (in thousands)
     Deferred tax assets:
          Federal and state net operating loss carryforwards ..............      $ 7,457        $    4,001
          Tax credits .....................................................        3,861             4,275
          Reserves and accruals ...........................................        2,298             1,549
          Allowance for doubtful accounts .................................          963             1,424
          Other ...........................................................          201               406
                                                                                -------------- --------------
               Total deferred tax assets ..................................       14,780            11,655
                                                                                -------------- --------------
     Deferred tax liabilities:
          Computer software costs .........................................       (1,689)           (3,829)
          Intangible assets ...............................................       (1,450)             (117)
          Other ...........................................................         (307)               --
                                                                                -------------- --------------
               Total deferred tax liabilities .............................       (3,446)           (3,946)
                                                                                -------------- --------------
               Net deferred tax assets ....................................      $11,334        $    7,709
                                                                                ============== ==============

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will realize some or all of the deferred tax assets. Accordingly, we have recorded deferred tax assets at the amount we believe is more likely than not to be realized.

     At September 30, 2000 and 2001, we had federal net operating loss carryforwards of $19.6 million, and $10.4 million and research and experimentation and other credit carryforwards of $3.9 million and $4.3 million. The net operating losses and tax credits at September 30, 2001 expire between 2002 and 2020. The utilization of a significant portion of the net operating losses and tax credits is limited on an annual basis due to various changes in ownership of both MAPICS and Pivotpoint. We do not believe that these limitations will significantly impact our ability to utilize the net operating losses and tax credits before they expire.

     We retained certain favorable income tax attributes in connection with the separation of Marcam Corporation into two companies in 1997 and realized certain of these attributes as income tax benefits at that time. Additional future income tax benefits related to these attributes may be realized in future periods.

     In July 1999, the Internal Revenue Service completed its examination of our income tax returns for fiscal years 1990 through 1994. We received income tax refunds of approximately $1.6 million in the aggregate plus accrued interest. We recognized interest income related to this refund of $680,000 in fiscal 1999 and $128,000 in fiscal 2000. The examination did not have a significant effect on our net operating loss carryforwards or other tax credit carryforwards.

13.  Commitments and Contingencies

   Lease Commitments

     We lease office space and equipment under operating leases, some of which contain renewal options and generally requires us to pay insurance, taxes and maintenance. The lease on our headquarters building includes scheduled base rent increases over the term of the lease. We charge to expense the total amount of the base rent payments using the straight-line method over the term of the lease. In addition, we pay a monthly allocation of the building's operating expenses. We have recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease in March 1999. Total rental expense under all operating lease agreements was $2.9 million, $5.1 million, and $4.1 million in fiscal 1999, fiscal 2000, and fiscal 2001. We recorded $242,000 in sub-lease income receipts in fiscal 2001. In fiscal 2000, we included $866,000 of rent expense related to future rental payments on abandoned space at our location in Alpharetta, Georgia in restructuring and acquisition costs in the statement of operations.

                         MAPICS, Inc. and Subsidiaries

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Countinued)

     Future minimum lease payments and sub-lease receivables under noncancelable operating leases having initial or remaining lease terms longer than one year as of September 30, 2001 were as follows (in thousands):

        Fiscal Years Ending September 30:                        Gross        Sublease Rental         Net
                                                                  Rent             Income            Amount
                                                            ----------------- ----------------- -----------------
        Operating Leases
        2002 .............................................    $     2,991       $     (590)       $     2,401
        2003 .............................................          2,882             (608)             2,274
        2004 .............................................          2,789             (626)             2,163
        2005 .............................................          2,575             (645)             1,930
        2006 .............................................          2,553             (383)             2,170
        Thereafter .......................................          2,815               --              2,815
                                                            ----------------- ----------------- -----------------
          Total ..........................................    $    16,605       $   (2,852)       $    13,753
                                                            ================= ================= =================

   Litigation

     There is no material legal or governmental proceeding pending or threatened against us.

14.  Shareholders' Equity and Stock-Based Compensation Plans

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

     On November 20, 1998, we issued 1,500,010 shares of common stock upon the conversion of 100,000 shares of series D convertible preferred stock and 50,001 shares of series E convertible preferred stock. As of September 30, 2000 and 2001, we had outstanding 125,000 shares of series D convertible preferred stock and 49,999 shares of series E convertible preferred stock. For information regarding the series F junior participating preferred stock, see "Rights Plan."

     Each share of series D convertible preferred stock and series E convertible preferred stock is convertible at any time at the option of the holder into 10 shares of common stock, subject to adjustment in the event of our liquidation

                         MAPICS, INC. and Subsidiaries
or dissolution as defined in the preferred stock agreements. The holders of convertible preferred stock are generally entitled to vote on an as converted basis and are entitled to receive dividends at the same rate as dividends are paid with respect to common stock. If at any time after September 30, 1998, for a period of not less than 30 consecutive trading days, the market value of our common stock exceeds $30.14 per share, we may effect the mandatory conversion of all then outstanding shares of series D convertible preferred stock into shares of common stock. Likewise, if at any time after July 23, 1999, for a period of not less than 30 consecutive trading days, the market value of our common stock exceeds $30.14 per share, we may effect the mandatory conversion of all then outstanding shares of series E convertible preferred stock into shares of common stock.

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

   Warrants

     In May 1994, in connection with the sale of subordinated notes, we issued warrants to purchase an aggregate of 526,309 shares of common stock at an exercise price of $6.50, as adjusted from time to time. We refer to these warrants as the sub debt warrants. These sub debt warrants were exercisable during the period commencing June 30, 1994 and ending April 30, 2001. The sub-debt warrants expired unexercised on April 30, 2001.

     In July 1996, in connection with the issuance and sale of the series E convertible preferred stock, we issued and sold warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $11.53, as adjusted from time to time. We refer to these warrants as the GA warrants. The GA warrants are exercisable at any time during the period commencing July 23, 1996 and ending July 23, 2003.

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

   Stock-Based Compensation Plans

     At September 30, 2001, we had five stock option plans and an employee stock purchase plan, described below.

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

     During fiscal 1999, fiscal 2000, and fiscal 2001, we granted 113,501, 53,000, and 94,000 shares of restricted stock to some of our employees under the 1998 LTIP. Restricted stock are shares of common stock that we granted outright without cost to the employee. The shares, however, are restricted in that they may not be sold or otherwise

                         MAPICS, INC. and Subsidiaries
transferred by the employee until they vest, generally after the end of three years. If the employee is terminated prior to the vesting date for any reason other than death or retirement, the restricted stock generally will be forfeited and the restricted stock will be returned to us. After the shares have vested, they become unrestricted and may be transferred and sold like any other shares of common stock.

     We recognize compensation expense over the vesting period based on the fair value on the grant date. Restricted stock compensation, which represents compensation expense attributable to future periods, is presented as a separate component of shareholders' equity. During fiscal 1999, fiscal 2000, and fiscal 2001, we recognized compensation expense, including the effect of forfeitures, of $251,000, $(15,000), and $261,000, related to restricted stock awards.

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

     The Directors Incentive Plan. The 1998 Non-Employee Directors Stock Incentive Plan provides for the issuance of common stock, deferred rights to receive common stock and non-qualified stock options to purchase up to 60,000 shares of common stock to eligible members of the board of directors who are neither our employees nor our officers. During fiscal 1999, fiscal 2000 and fiscal 2001, we issued 1,765, 4,404 and 12,033 shares of common stock under the Directors Incentive Plan.

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

     The 2000 ESPP. The MAPICS, Inc. 2000 Employee Stock Purchase Plan, or 2000 ESPP, was approved during fiscal 2000 and provides that we are authorized to issue up to 500,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. The 2000 ESPP is a qualified plan under
Section 423 of the Internal Revenue Code. Under the terms of the 2000 ESPP, employees, excluding those owning 5 percent or more of the common stock, can choose every six months to have up to 10 percent of their base and bonus earnings withheld to purchase common stock, subject to limitations. The purchase price of the common stock is 85 percent of the lower of its beginning-of-period or end-of-period market price.

                         MAPICS, INC. and Subsidiaries

     Under the 2000 ESPP, we sold 118,485 shares of common stock to employees during fiscal 2001. At September 30, 2001, we had available 381,515 shares for issuance under the 2000 ESPP. The 2000 ESPP expires on December 31, 2007.

     The 1998 ESPP. The MAPICS, Inc. 1998 Employee Stock Purchase Plan, or 1998 ESPP, was discontinued in June 2000 when it was replaced by the 2000 ESPP. Its terms were substantially similar to those of the 2000 ESPP. We sold 39,176, and 63,755 shares of common stock to employees during fiscal 1999 and fiscal 2000 under the 1998 ESPP.

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

     The following table reflects the activity and historical weighted average exercise prices of our stock options for the periods from September 30, 1998 through September 30, 2001.

                                                                  Number of Shares         Weighted Average
                                                                    Under Options         Exercise Price($)
                                                                  -----------------       -------------------
Balance as of September 30, 1998 ..............................        3,130,142               $   11.55
        Granted ...............................................          925,089                    8.69
        Exercised .............................................         (129,948)                   9.85
        Canceled/expired ......................................         (319,846)                  12.88
                                                                      ----------               ---------
Balance as of September 30, 1999 ..............................        3,605,437                   10.76
        Granted ...............................................        1,835,609                   11.86
        Exercised .............................................         (288,929)                   9.38
        Canceled/expired ......................................         (403,737)                  11.96
                                                                      ----------               ---------
Balance as of September 30, 2000 ..............................        4,748,380                   11.22
        Granted ...............................................          875,946                    5.03
        Exercised .............................................          (29,500)                   4.34
        Canceled/expired ......................................         (899,664)                  12.91
                                                                      ----------               ---------
Balance as of September 30, 2001 ..............................        4,695,162               $    9.78
                                                                      ==========               =========

     The following tables summarize information about the stock options outstanding from September 1999 to September 30, 2001:

                                                                 September 30, 1999
                                    --------------------------------------------------------------------------
                                                                                         Stock Options
                                                Stock Options Outstanding                  Exercisable
                                                      Weighted
                                                       Average          Weighted                     Weighted
                                                     Remaining           Average                      Average
                                                     Contractual        Exercise                     Exercise
   Range of Exercise Prices           Number            Life             Price       Number          Price
-----------------------------       ---------   -----------------      ---------   ----------    -------------
$ 4.19--4.45                          420,000            9.5           $  4.24             --    $         --
  6.56--8.96                          702,777            7.1              8.03        420,213            8.15
  9.20--11.45                       1,532,556            7.1             10.17        954,292           10.21
 12.20--14.83                         266,761            4.5             13.50        208,661           13.65
 15.21--17.75                         468,993            2.9             16.90        431,118           16.89
 18.00--20.69                         120,150            8.6             18.65         29,725           18.59
 21.94--22.50                          94,200            8.9             22.09          8,250           22.37
                                    ---------                                      ----------
                                    3,605,437                                       2,052,259
                                    =========                                      ==========

                         MAPICS, INC. and Subsidiaries

                                                                 September 30, 2000
                                     --------------------------------------------------------------------------
                                                                                         Stock Options
                                              Stock Options Outstanding                   Exercisable
                                     ----------------------------------------      ----------------------------
                                                     Weighted
                                                      Average       Weighted                         Weighted
                                                     Remaining       Average                          Average
                                                    Contractual     Exercise                         Exercise
      Range of Exercise Prices          Number         Life           Price           Number          Price
-------------------------------      ------------   ------------    ---------      -----------     ------------
              $ 4.19--5.13                342,501         8.5         $ 4.24          166,876        $ 4.24
                5.28--6.57                451,676         9.3           5.59           27,226          6.44
                6.75--8.25                424,483         6.5           7.83          237,733          7.88
                8.73--10.88             1,296,707         6.4           9.71        1,012,189          9.73
               10.98--13.25               639,464         7.3          11.57          285,100         11.71
               13.89--17.27             1,139,865         7.4          15.46          318,940         15.09
               17.46--19.88               369,850         3.1          17.69          324,500         17.59
               21.94--22.50                83,834         7.8          22.14           46,411         22.26
                                      -----------                                  ----------
                                        4,748,380                                   2,418,975
                                      ===========                                  ==========

                                                                 September 30, 2001
                                       ------------------------------------------------------------------------
                                                                                         Stock Options
                                              Stock Options Outstanding                   Exercisable
                                       -----------------------------------------  -----------------------------
                                                       Weighted
                                                       Average       Weighted                       Weighted
                                                      Remaining      Average                         Average
                                                     Contractual     Exercise                       Exercise
      Range of Exercise Prices            Number         Life         Price           Number         Price
-------------------------------------  ------------- ------------- -------------  --------------- -------------
        $    3.56-- 5.28                     836,501       8.7       $   4.00           213,751     $   4.29
             5.50-- 8.25                   1,075,464       7.6           6.67           307,764         7.70
             8.44-- 12.63                  1,563,824       5.4          10.03         1,369,224        10.04
            12.77-- 18.44                  1,134,245       6.7          15.78           576,100        15.92
            19.53-- 22.50                     85,128       7.0          22.19            56,400        22.08
                                       -------------                              -------------
                                           4,695,162                                  2,523,239
                                       =============                              =============

   Pro Forma Information

     We apply APB Opinion No. 25 and related interpretations in accounting for our stock option plans and employee stock purchase plan and have adopted the disclosure-only provisions of SFAS No. 123. In general, we have not recognized compensation expense for stock options granted to our directors, officers or employees under our stock-based compensation plans. If we did recognize compensation cost for stock options issued to our directors, officers and employees as prescribed in SFAS No. 123, we would have reduced or increased our net income (loss), net income (loss) per common share (basic) and net income
(loss) per common share (diluted) as follows (in thousands):

                                                                                  Fiscal Years Ended
                                                                                    September 30,
                                                                    ----------------------------------------------
                                                                       1999              2000               2001
                                                                    ----------        ----------        ----------
     Net income (loss), as reported .............................   $   13,199        $  (11,725)       $  (26,947)
     Pro forma effect of SFAS No. 123 ...........................       (1,748)           (2,653)           (3,202)
                                                                    ----------        ----------        ----------
     Pro forma net income (loss) ................................   $   11,451        $  (14,378)       $  (30,149)
                                                                    ==========        ==========        ==========
     Basic net income (loss) per common share, as reported ......   $     0.70        $    (0.66)       $    (1.48)
     Pro forma effect of SFAS No. 123 ...........................        (0.09)            (0.14)            (0.17)
                                                                    ----------        ----------        ----------
     Pro forma basic net income (loss) per common share .........   $     0.61        $    (0.80)       $    (1.65)
                                                                    ==========        ==========        ==========
     Diluted net income (loss) per common share, as reported ....   $     0.62        $    (0.66)       $    (1.48)
     Pro forma effect of SFAS No. 123 ...........................        (0.08)            (0.14)            (0.17)
                                                                    ----------        ----------        ----------
     Pro forma diluted net income (loss) per common share .......   $     0.54        $    (0.80)       $    (1.65)
                                                                    ==========        ==========        ==========

                         MAPICS, Inc. and Subsidiaries

     We estimated the fair value of the options granted under the stock option plans at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                              Fiscal Years Ended
                                                                                September 30,
                                                            -------------------------------------------------------
                                                                  1999               2000               2001
                                                            ------------------ ------------------ -----------------
        Weighted average grant date fair value of options ..    $    5.51          $    8.28          $    3.34
        Dividend yield .....................................            0%                 0%                 0%
        Expected volatility ................................           73%                83%                82%
        Risk-free interest rate ............................         5.06%              6.35%              4.67%
        Expected life of options ...........................      5 years            5 years            5 years

        We estimated the fair value of the look-back options granted under the 2000 ESPP and 1998 ESPP at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                              Fiscal Years Ended
                                                                                September 30,

                                                            -------------------------------------------------------
                                                                  1999               2000               2001
                                                            ------------------ ------------------ -----------------
        Weighted average grant date fair value of options ..    $    4.37          $    2.80          $    2.07
        Dividend yield .....................................            0%                 0%                 0%
        Expected volatility ................................           73%                83%                82%
        Risk-free interest rate ............................         4.75%              6.15%              5.87%
        Expected life of options ...........................     6 months           6 months           6 months

   Treasury Stock

     In fiscal 1999 we purchased 2,953,800 shares of common stock for $24.3 million pursuant to stock repurchase plans authorized by our board of directors. In fiscal 1999 we retired 128,600 shares of treasury stock with a cost of $1.3 million.


15.   Employee Benefit Plans

   Retirement Plan

     We have a defined contribution 401(k) retirement plan covering substantially all of our employees in the United States. Under this plan, eligible employees may contribute a portion of their salary until retirement. We match a portion of the employees' contributions and pay the administration costs of the plan. We incurred total expenses under this plan of $594,000, $854,000, and $845,000 in fiscal 1999, fiscal 2000, and fiscal 2001.

   Group Medical Plan

     We have a self-insured group medical plan to which both we and eligible employees are required to make contributions. The plan is administered by a third party who reviews all claims filed and authorizes the payment of benefits. We expense medical claims as they are incurred, and we recognize a liability for claims incurred but not reported. As of September 30, 2000 and 2001, we had a reserve of $523,000 and $313,000 for medical claims.

16.   Operating Segments and Geographic Information

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," defines operating segments as components of an enterprise about which separate financial data are available and are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker, for this purpose, is our president and chief executive officer who acts with the support of other executive officers and vice presidents. For fiscal 1999, fiscal 2000, and fiscal 2001, we had primarily one operating segment that provides software and services to manufacturing enterprises worldwide. Our

                         MAPICS, Inc. and Subsidiaries
principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of the United States include EMEA, LAAP and Canada.

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

     The following tables include financial information related to our operating segments and geographic areas (in thousands):

                                                         North
                                                        America        EMEA        LAAP      Corporate      Total
                                                       -----------  ----------- -----------  ----------- ------------
        Fiscal 1999:
        Revenue from unaffiliated customers .......... $   95,097   $   27,769  $  11,852    $      --   $  134,718
        Income (loss) from operations ................     17,723        5,461        752       (4,276)      19,660
        Interest income ..............................                                                        1,887
        Interest expense .............................                                                          (86)
                                                                                                         ------------
        Income before income tax expense (benefit) ...                                                   $   21,461
                                                                                                         ============
        Depreciation and amortization ................ $    9,569   $      250  $      36    $     516   $   10,371
        Accounts receivable, net (at year end) ....... $   22,936   $    4,140  $   3,704    $      24   $   30,804

        Fiscal 2000:
        Revenue from unaffiliated customers .......... $  105,602   $   25,378  $   9,382    $      --   $  140,362
        Income (loss) from operations ................     16,508        3,119         33      (31,951)     (12,291)
        Interest income ..............................                                                        1,032
        Interest expense .............................                                                       (2,917)
                                                                                                         ------------
        Loss before income tax expense (benefit) .....                                                   $  (14,176)
                                                                                                         ============
        Depreciation and amortization ................ $    9,376   $      222  $      94    $   7,739   $   17,431
        Accounts receivable, net (at year end) ....... $   26,604   $    5,225  $   3,345    $      46   $   35,220

        Fiscal 2001:
        Revenue from unaffiliated customers .......... $  106,619   $   22,358  $   8,739    $      --   $  137,716
        Income (loss) from operations ................     18,603        4,340     (1,495)     (41,755)     (20,307)
        Interest income ..............................                                                          786
        Interest expense .............................                                                       (2,885)
                                                                                                         ------------
        Loss before income tax expense (benefit) .....                                                   $  (22,406)
                                                                                                         ============
        Depreciation and amortization ................ $    9,054   $      210  $     139    $  36,249   $   45,652
        Accounts receivable, net (at year end) ....... $   28,099   $    3,067  $   3,246    $      --   $   34,412

     The information presented above may not be indicative of results if the geographic areas were independent organizations. No single customer accounts for more than 10% of our revenue. We eliminate transfers between geographic areas in the preparation of the consolidated financial statements.

                                                             Fiscal                Fiscal               Fiscal
                                                              1999                  2000                 2001
                                                       -------------------- --------------------- --------------------
        Revenue from unaffiliated customers:

             United States .........................      $     91,705         $     96,675          $    103,531
             Foreign countries .....................            43,013               43,687                34,185
                                                       -------------------- --------------------- --------------------
                                                          $    134,718         $    140,362          $    137,716
                                                       ==================== ===================== ====================
        Long-lived assets:
             United States .........................      $      5,291         $      5,109          $      3,853
             Foreign countries .....................               728                  964                   654
                                                       -------------------- --------------------- --------------------
                                                          $      6,019         $      6,073          $      4,507
                                                       ==================== ===================== ====================

      No single foreign country had a material portion of total revenue from unaffiliated customers or total long-lived assets. Long-lived assets consist of property and equipment, net of accumulated depreciation.

17.   Supplemental Disclosure of Cash Flow Information

   Payments for Income Taxes and Interest

     In fiscal 1999 and fiscal 2000, we made cash payments for income taxes, net of income tax refunds, of $3.9 million and $328,000. In fiscal 2001, we received cash refunds of income taxes, net of income tax payments, of $1.6 million. In fiscal 1999, fiscal 2000 and fiscal 2001, we made cash payments for interest of $88,000, $1.9 million, and $3.1 million.

   Non-cash Investing and Financing Activities

     Non-cash investing and financing activities are summarized below (in thousands):

                                                                                         Fiscal Years Ended
                                                                                            September 30,
                                                                                 ------------------------------------
                                                                                    1999        2000         2001
                                                                                 ----------- -----------  -----------
Liabilities and debt assumed in acquisition ...................................  $     --    $ 15,314     $     --
Restricted common stock issued in an acquisition ..............................        --       1,931           --
Expense for stock-based awards ................................................       397         270          337
Tax benefit associated with the exercise of stock options and stock awards ....       267         581           32
Retirement of treasury stock ..................................................     1,281          --           --
Conversion of preferred stock .................................................  $    150    $     --     $     --

                         MAPICS, Inc. and Subsidiaries

Supplemental Financial Information (Unaudited)

   Selected Quarterly Financial Data (Unaudited)

     The following quarterly information is unaudited and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the operating results for each quarter (in thousands):

                                                                First       Second       Third       Fourth
                                                               Quarter     Quarter      Quarter     Quarter       Total
                                                             ------------ ----------- ------------ ----------- -------------
Fiscal 2000:
        Total revenue ...................................... $   30,525    $ 34,521    $  36,490    $ 38,826    $ 140,362
        Income (loss) before income tax expense (benefit) ..      4,101     (17,210)       1,900      (2,967)     (14,176)
             Net income (loss). ............................      2,522     (12,307)         304      (2,244)     (11,725)
Fiscal 2001:
        Total revenue ...................................... $   34,987    $ 34,049    $  36,131    $ 32,549    $ 137,716
        Income (loss) before income tax expense (benefit) ..        683           6        2,155     (25,250)     (22,406)
             Net income (loss). ............................ $        7          --          108     (27,062)     (26,947)

     We have experienced fluctuations in our quarterly operating results and anticipate that these fluctuations will continue and may intensify.

     During fiscal 2000, we recorded restructuring, acquisition and other items in the second, third and fourth quarters of $16.0 million, $(2.2) million, and $4.4 million. These items consisted of restructuring and acquisition costs of $15.1 million related to the Pivotpoint acquisition and resultant change in product strategy and special costs of $3.1 million from the write-off of non-productive technology-related assets and compensation expense recorded in connection with the acquisition of Pivotpoint.

     During the third quarter of fiscal 2001, we recorded a net benefit of restructuring, acquisition and other items of $2.0 million as a result of a settlement agreement with a third party in May 2001 resolving a dispute regarding payment for certain proprietary software and documentation to be re-licensed by us. Under the terms of the settlement, the third party paid us $2.2 million for the software and related costs that we previously charged against restructuring, acquisition, and other items in fiscal 2000. The settlement was offset by $219,000 of liabilities relating to this software product. Based on changes in circumstances in the fourth quarter of fiscal 2001, we assessed the recoverability of assets recorded, principally as a result of the Pivotpoint acquisition in fiscal 2000. We recognized an impairment of goodwill and certain identifiable intangible assets of $26.0 million as accelerated amortization.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

     We will provide information relating to our directors under the captions "Proposal 1--Election of Directors--Nominees" and "--Information Regarding Nominees and Continuing Directors" in our proxy statement for our 2002 annual meeting of shareholders to be held on February 12, 2002 or in a subsequent amendment to this report. We will provide information regarding compliance with
Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the above referenced proxy statement or amendment. All such information that is provided in the proxy statement is incorporated in this Item 10 by reference.

     The following information about our executive officers is as of September 30, 2001:

     Richard C. Cook, age 54, has been our President and Chief Executive Officer and a member of our board since August 1997. From October 1994 to July 1997, Mr. Cook served as the Senior Vice President and General Manager of our MAPICS Business Group. Mr. Cook served as the President and Chief Executive Officer of Mapics, Inc., a former subsidiary, from March 1993 to October 1994. Mr. Cook was employed by IBM as Director of its Atlanta Software Development Laboratory from March 1990 to February 1993 and as Director of its Corporate Computer Integrated Manufacturing Project Office from March 1988 to April 1990.

     Peter E. Reilly, age 57, has been our Chief Operating Officer since January 2001. Mr. Reilly joined MAPICS in April 1999 as Vice President of International Operations. From March 1997 to April 1999, he was the Vice President of Sales and Marketing for Parlance, a speech-recognition software firm, and from 1966 to 1997 he held various sales and marketing positions at IBM.

     Michael J. Casey, age 38, has been our Vice President of Finance, Chief Financial Officer, and Treasurer since September 2001. Before joining MAPICS, Mr. Casey served from July 2000 to September 2001 as the Executive Vice President and Chief Financial Officer of iXL, Inc., a global internet consulting firm. From December 1999 to July 2000, Mr. Casey was Senior Vice President and Chief Financial Officer of RedCelsius, Inc., an early stage software company. From November 1997 to December 1999, Mr. Casey served as Senior Vice President, Chief Financial Officer and Treasurer of Manhattan Associates, Inc., a publicly traded developer of supply chain software and services. From April 1997 to November 1997, Mr. Casey served as Chief Financial Officer of Intellivoice Communications, Inc., a speech recognition company, and from February 1996 to February 1997, Mr. Casey was Chief Financial Officer, Treasurer and Secretary of Colorocs Information Technologies, Inc., a publicly-traded provider of parts and services for color copiers. From 1992 to 1996, Mr. Casey served as Vice President, Finance for IQ Software Corporation, a publicly traded developer of business intelligence software.

     Martin D. Avallone, age 40, has been our Vice President, General Counsel and Secretary since October 1998. He has also served as our Vice President of Business Development since October 2000. From July 1997 through September 1998, Mr. Avallone was our General Counsel and Secretary. From May 1986 though July 1997, Mr. Avallone held various legal positions within IBM.

Item 11.   Executive Compensation.

     We will provide information relating to executive compensation under the captions "Proposal 1--Election of Directors--Director Compensation," "Executive Compensation," "Report of the Compensation Committee of the Board of Directors" and "Stock Performance Graphs" in the proxy statement or subsequent amendment referred to in Item 10 above. All such information that is provided in the proxy statement is incorporated in this Item 11 by reference, except for the information under the captions "Report of the Compensation Committee of the Board of Directors" and "Stock Performance Graphs" which specifically is not so incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     We will provide information regarding ownership of our common stock by specified persons under the caption "Stock Ownership" in the proxy statement or subsequent amendment referred to in Item 10 above. All such information that is provided in the proxy statement is incorporated in this Item 12 by reference.

Item 13.    Certain Relationships and Related Transactions.

     During fiscal 2001 there were no relationships or transactions between us and any of our affiliates that are required to be reported pursuant to this Item 13.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.   Consolidated Financial Statements

     Our consolidated financial statements listed below are set forth in Item 8 of this report:

                                                                                                              Page
                                                                                                              ----
Report of Independent Accountants ........................................................................      39
Consolidated Balance Sheets as of September 30, 2000 and 2001 ............................................      40
Consolidated Statements of Operations for the years ended September 30, 1999, 2000 and 2001 ..............      41
Consolidated Statements of Shareholders' Equity for the years ended September 30, 1999, 2000 and 2001 ....      42
Consolidated Statements of Cash Flows for the years ended September 30, 1999, 2000 and 2001 ..............      43
Notes to Consolidated Financial Statements ...............................................................      44
Supplemental Financial Information .......................................................................      66

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

Exhibit
  No.                     Description                                        SEC Document Reference
--------- -------------------------------------------------    -----------------------------------------------------
  2.1     Agreement and Plan of Merger dated as of March       Exhibit 2.1 to Quarterly Report on Form 10-Q dated
          30, 1998 between MAPICS, Inc, a Massachusetts        May 14, 1998
          corporation, and MAPICS, Inc., a Georgia
          corporation

  2.2     Agreement and Plan of Merger dated as of             Exhibit 2.1 to Annual Report on Form 10-K for the
          December 15, 1999 by and among MAPICS, Inc.,         fiscal year ended September 30, 1999.
          MAPICS Merger Corp. and Pivotpoint, Inc.

  3.1     Articles of Incorporation, as amended.               Exhibit 3.2 to Quarterly Report on Form 10-Q dated
                                                               February 14, 2000.

Exhibit
  No.                         Description                                     SEC Document Reference
---------   ---------------------------------------------------  --------------------------------------------------
  3.2+      By-laws, as amended on November 3, 1999 to
            Replace section 2.9.

  4.1       Specimen certificate representing the common         Exhibit 3 to Registration Statement on Form 8-A
            stock                                                dated March 31, 1998, as amended by Form
                                                                 8-A/A dated August 21, 1998

  4.2       Amended and Restated Rights Agreement dated          Exhibit 4 to Registration Statement on Form 8-A
            as of March 30, 1998 among MAPICS, Inc., a           dated March 31, 1998, as amended by Form
            Georgia corporation, MAPICS, Inc., a                 8-A/A dated August 21, 1998
            Massachusetts corporation, and BankBoston,
            N.A., as its rights agent, which includes as
            Exhibit A the terms of the Series F Preferred
            Stock, as Exhibit B the Form of Rights
            Certificate and as Exhibit C the Form of Summary
            of Rights to Purchase Preferred Stock

  10.1      Convertible Preferred Stock Purchase Agreement       Exhibit 10.2 to Current Report on Form 8-K
            dated September 20, 1995 by and among                dated September 29, 1995
            Marcam Corporation, General Atlantic
            Partners 21, L.P. GAP Coinvestment Partners,
            L.P. and The Northwestern Mutual Life Insurance
            Company

  10.2      Convertible Preferred Stock and Warrant              Exhibit 10.1 to Current Report on Form 8-K
            Purchase Agreement dated July 19, 1996 among         dated July 23, 1996
            Marcam Corporation, General Atlantic Partners
            32, L.P. and GAP Coinvestments Partners, L.P.,
            including the form of Marcam Corporation
            Common Stock Purchase Warrants

  10.3      Amended and Restated Registration Rights             Exhibit 10.2 to Current Report on Form 8-K
            Agreement dated July 23, 1996 by and among           dated July 23, 1996
            Marcam Corporation, General Atlantic Partners
            21, L.P., General Atlantic Partners 32, L.P., GAP
            Coinvestment Partners, L.P. and The
            Northwestern Mutual Life Insurance Company

  10.4      Distribution Agreement between Marcam                Exhibit 2 to Amendment No. 1 to Registration
            Solutions, Inc. and Marcam Corporation               Statement on Form 10, No. 000-22841, of
                                                                 Marcam Solutions, Inc. dated July 22, 1997

  10.5      Tax Sharing Agreement between Marcam                 Exhibit 10.2 to Amendment No. 1 to Registration
            Solutions, Inc. and Marcam Corporation               Statement on Form 10, No. 000-22841, of
                                                                 Marcam Solutions, Inc. dated July 22, 1997

  10.6      General Services Agreement between Marcam            Exhibit 10.1 to Amendment No. 1 to Registration
            Solutions, Inc. and Marcam Corporation               Statement on Form 10, No. 000-22841, of
                                                                 Marcam Solutions, Inc. dated July 22, 1997

  10.7*     1994 Stock Plan, as amended and restated             Exhibit 4.4 to Registration Statement on Form S-8,
                                                                 No. 333-02158

 Exhibit
   No.                         Description                                    SEC Document Reference
----------  --------------------------------------------------- -------------------------------------------------
  10.8*     1987 Stock Plan, as amended and restated            Exhibit 10.33 to Annual Report on Form 10-K
                                                                for the fiscal year ended September 30, 1996

  10.9*     1998 Non-Employee Director Stock Option Plan,       Exhibit 99.1 to Registration Statement on Form
            as amended and restated                             S-8, No. 333-48989

 10.10*     1998 Non-Employee Director Stock Incentive          Exhibit 99.2 to Registration Statement on Form
            Plan, as amended and restated.                      S-8, No. 333-48989

 10.11*     1998 Long-Term Incentive Plan, as amended and       Exhibit 99.1 to Registration Statement on Form
            restated.                                           S-8, No. 333-35034

 10.12*     2000 Employee Stock Purchase Plan, as               Exhibit 99.2 to Registration Statement on Form
            amended and restated.                               S-8, No. 333-35034

 10.13*     Change of Control Employment Agreement by           Exhibit 10.46 to Quarterly Report on Form 10-Q
            and between MAPICS, Inc. and Richard C. Cook        dated May 14, 1998
            dated as of March 24, 1998

 10.14*     Change of Control Employment Agreement by           Exhibit 10.36 to Annual Report on Form 10-K
            and between MAPICS, Inc. and Martin D.              for the fiscal year ended September 30, 1998
            Avallone dated as of March 27, 1998

 10.15*     Change of Control Employment Agreement by           Exhibit 10.48 to Quarterly Report on Form 10-Q
            and between MAPICS, Inc. and William J.             dated May 14, 1998
            Gilmour dated as of March 31, 1998

 10.16*+ Change of Control Employment Agreement by and between MAPICS, Inc. and Peter E. Reilly dated as of October 1, 1999.

 10.17      Employment Agreement dated December 15, 1999        Exhibit 10.5 to Quarterly Report on Form 10-Q
            between MAPICS, Inc. and Stephen C. Haley           dated February 14, 2000

 10.18*+    Employment Agreement dated September 11,
            2001 between MAPICS, Inc. and Michael J. Casey

 10.19*+ Resignation letter and consulting agreement dated January 18, 2001 between MAPICS, Inc.
            and Stephen C. Haley.

 10.20*+ Resignation letter and amendment dated June 29, 2001 between MAPICS, Inc. and William J.
            Gilmour.

  10.21     Sublease Agreement by and between General           Exhibit 10.37 to Annual Report on Form 10-K
            Electric Capital Corporation and MAPICS, Inc.       for the fiscal year ended September 30, 1998
            dated as of October 29, 1998

 Exhibit
   No.                         Description                                    SEC Document Reference
----------  --------------------------------------------------- ----------------------------------------------------
  10.22     Amendment to Convertible Preferred Stock            Exhibit 2.1 to Annual Report on Form 10-K for
            Purchase Agreement Among MAPICS, Inc.,              the fiscal year ended September 30, 2000.
            General Atlantic Partners 21, L.P., GAP
            Coinvestment Partners, L.P. and The
            Northwestern Mutual Life Insurance Company,
            dated as of August 4, 1999

  10.23     Amendment to Convertible Preferred Stock and        Exhibit 2.1 to Annual Report on Form 10-K the
            for Warrant Purchase Agreement Among MAPICS,        fiscal year ended September 30, 2000.
            Inc., General Atlantic Partners 32, L.P. and GAP
            Coinvestment Partners, L.P., dated as of August
            4, 1999

  10.24+ Revolving Credit and Term Loan Agreement dated as of January 12, 2000 among MAPICS, Inc., Fleet National Bank (formerly known as
            BankBoston, N.A.) and other lending institutions set forth on Schedule 1 hereto and Fleet National
            Bank (formerly known as BankBoston, N.A.), as
            Agent, and FleetBoston Robertson Stephens Inc., as Arranger, as amended through Amendment
            No. 5 (composite).

     21+    Subsidiaries of the Registrant

   23.1+    Consent of PricewaterhouseCoopers LLP

______________________
*    Compensatory management plan.
+    Filed with this report.

(b) Reports on Form 8-K

     None.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2001.

                                       MAPICS, Inc.


                                       By: /s/ Richard C. Cook
                                          -------------------------------------
                                               Richard C. Cook
                                         President and Chief Executive Officer
                                            (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 2001.

    Signature
    ---------
/s/ Richard C. Cook             President, Chief Executive Officer and
-----------------------------   Director
   Richard C. Cook

/s/ George A. Chamberlain 3d    Director
-----------------------------
   George A. Chamberlain 3d

/s/ Edward J. Kfoury            Director
-----------------------------
   Edward J. Kfoury

/s/ Terry H. Osborne            Director
-----------------------------
   Terry H. Osborne

/s/ Julia B. North              Director
-----------------------------
   Julia B. North

/s/ H. Mitchell Watson, Jr.     Director
-----------------------------
   H. Mitchell Watson, Jr.

/s/ Michael J. Casey            Vice President of Finance, Chief Financial Officer, and
-----------------------------   Treasurer (Principal Financial and Accounting Officer)
   Michael J. Casey

                                      LOGO