Form 10-Q
period 2001-12-31
MAPICS INC
filed 2002-02-14
CIK 848551

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

                For the quarterly period ended December 31, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    The number of shares of the registrant's common stock outstanding at February 8, 2002 was 18,368,289.

================================================================================

                                  MAPICS, Inc.
                          Quarterly Report on Form 10-Q
                For the Quarterly Period Ended December 31, 2001


                                          TABLE OF CONTENTS

           Item                                                                                Page
          Number                                                                              Number
          ------                                                                              ------
                                    PART I - FINANCIAL INFORMATION

           1.        Financial Statements:

                     Condensed Consolidated Balance Sheets as of December 31, 2001
                         and September 30, 2001 .........................................        3

                     Condensed Consolidated Statements of Operations for the Three
                         Months Ended December 31, 2001 and 2000 ........................        4

                     Condensed Consolidated Statements of Cash Flows for the Three
                         Months Ended December 31, 2001 and 2000 ........................        5

                     Notes to Condensed Consolidated Financial Statements ...............        6

           2.        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations ......................................       11

           3.        Quantitative and Qualitative Disclosures About Market Risk .........       18

                                     PART II - OTHER INFORMATION

           4.        Submission of Matters to a Vote of Security Holders ................       19

           6.        Exhibits and Reports on Form 8-K ...................................       19

                     Signature ..........................................................       20

                     Exhibit Index ......................................................       21

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements

                                 MAPICS, Inc. and Subsidiaries
                              Condensed Consolidated Balance Sheets
                             (In thousands, except per share data)

                                                                                  December 31,          September 30,
                                                                                    2001                    2001
                                                                           --------------------       ------------------
                                                                                 (Unaudited)

                                   ASSETS
   Current assets:
     Cash and cash equivalents ..........................................  $           19,452    $           18,077
     Accounts receivable, net of allowances of $2,962 at
        December 31, 2001 and $3,456 at September 30, 2001 ..............              27,241                34,412
     Prepaid expenses and other current assets ..........................               2,946                 2,870
     Deferred income taxes, net .........................................               2,464                 2,678
                                                                           --------------------  ------------------
          Total current assets ..........................................              52,103                58,037
     Property and equipment, net ........................................               4,106                 4,507
     Computer software costs, net .......................................              16,814                17,627
     Goodwill and other intangible assets, net ..........................               8,304                 8,494
     Other non-current assets, net ......................................               5,098                 5,991
                                                                           --------------------  ------------------
          Total assets ..................................................  $           86,425    $           94,656
                                                                           ====================  ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Current portion of long-term debt ..................................  $           13,982    $           13,069
     Accounts payable ...................................................               3,833                 2,903
     Accrued expenses and other current liabilities .....................              27,115                30,400
     Deferred revenue ...................................................              32,915                35,968
                                                                           --------------------  ------------------
          Total current liabilities .....................................              77,845                82,340
     Long-term debt .....................................................                 ---                 5,593
     Other non-current liabilities ......................................                 442                   415
                                                                           --------------------  ------------------
          Total liabilities .............................................              78,287                88,348
                                                                           --------------------  ------------------

   Commitments and contingencies                                                           --                    --

   Shareholders' equity:
     Preferred stock, $1.00 par value; 1,000 shares authorized Series D convertible preferred stock, 125 shares issued
           and outstanding (liquidation preference of $9,419)
           at December 31, 2001 and September 30, 2001 ..................                 125                   125
        Series E convertible preferred stock, 50 shares issued
           and outstanding (liquidation preference of $3,768) at
           December 31, 2001 and September 30, 2001 .....................                  50                    50
     Common stock, $.01 par value; 90,000 shares authorized,
        20,370 shares issued and 18,352 shares outstanding at
        December 31, 2001; 20,370 shares issued and 18,307
        shares outstanding at September 30, 2001 ........................                 204                   204
     Additional paid-in capital .........................................              62,926                62,923
     Accumulated deficit ................................................             (39,297)              (40,705)
     Restricted stock compensation ......................................                (611)                 (709)
     Accumulated other comprehensive loss ...............................                (107)                 (189)
     Treasury stock-at cost, 2,018 shares at December 31, 2001
        and 2,063 shares at September 30, 2001 ..........................             (15,152)              (15,391)
                                                                           --------------------  -------------------
          Total shareholders' equity ....................................               8,138                 6,308
                                                                           --------------------  ------------------
          Total liabilities and shareholders' equity ....................  $           86,425    $           94,656
                                                                           ====================  ==================

   The accompanying notes are an integral part of these condensed consolidated financial statements

                          MAPICS, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                December 31,
                                                                   ------------------------------------------
                                                                         2001                   2000
                                                                   ------------------     -------------------
Revenue:
  License ....................................................               $  8,642                $ 13,118
  Services ...................................................                 21,620                  21,869
                                                                   ------------------     -------------------
       Total revenue .........................................                 30,262                  34,987
                                                                   ------------------     -------------------

Operating expenses:
  Cost of license revenue ....................................                  3,226                   3,955
  Cost of services revenue ...................................                  8,617                   8,481
  Selling and marketing ......................................                  6,807                  10,664
  Product development ........................................                  4,875                   4,886
  General and administrative .................................                  4,081                   3,303
  Amortization of goodwill ...................................                    ---                   2,345
                                                                   ------------------     -------------------
       Total operating expenses ..............................                 27,606                  33,634
                                                                   ------------------     -------------------

Income from operations .......................................                  2,656                   1,353

Other:
Interest income ..............................................                    138                     201
Interest expense .............................................                   (505)                   (871)
                                                                   ------------------     -------------------

Income before income tax expense .............................                  2,289                     683

Income tax expense ...........................................                    881                     676
                                                                   ------------------     -------------------

Net income ...................................................               $  1,408                $      7
                                                                   ==================     ===================


Net income per common share (basic) ..........................               $   0.08                $   0.00
                                                                   ==================     ===================

Weighted average number of common shares
     outstanding (basic) .....................................                 18,311                  18,132
                                                                   ==================     ===================


Net income per common share (diluted) ........................               $   0.07                $   0.00
                                                                   ==================     ===================

Weighted average number of common shares and common
     equivalent shares outstanding (diluted) .................                 20,402                  20,178
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

                          MAPICS, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                December 31,
                                                                 -----------------------------------------
                                                                         2001                 2000
                                                                 ------------------    -------------------
Cash flows from operating activities:
  Net income .................................................             $  1,408               $      7
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation .............................................                  615                    715
    Amortization of computer software costs ..................                1,487                  1,723
    Amortization of goodwill and other intangible assets .....                  190                  2,562
    Amortization of debt issue costs .........................                  171                    113
    Provision for bad debts ..................................                  572                    314
    Deferred income taxes ....................................                  995                  1,159
    Other non-cash items, net ................................                  147                    137
                                                                 ------------------    -------------------
                                                                              5,585                  6,730
    Changes in operating assets and liabilities:
     Accounts receivable .....................................                6,599                  1,298
     Prepaid expenses and other current assets ...............                  (76)                 2,569
     Other non-current assets ................................                   37                     46
     Accounts payable ........................................                  930                 (1,721)
     Accrued expenses and other current liabilities ..........               (3,203)                (1,708)
     Deferred revenue ........................................               (3,053)                   (57)
                                                                 ------------------    -------------------
       Net cash provided by operating activities .............                6,819                  7,157
                                                                 ------------------    -------------------

Cash flows from investing activities:
    Purchases of property and equipment ......................                 (215)                  (378)
    Additions to computer software costs .....................                 (624)                (1,038)
    Purchases of computer software ...........................                  (49)                   ---
    Acquisition related costs ................................                  ---                    (18)
                                                                 ------------------    -------------------
       Net cash used for investing activities ................                 (888)                (1,434)
                                                                 ------------------    -------------------

Cash flows from financing activities:
    Principal repayments of long-term debt ...................               (4,680)                (4,500)
    Proceeds from stock options exercised ....................                  ---                     11
    Proceeds from employee stock purchases ...................                  220                    265
    Payment of debt issue costs ..............................                  (96)                   (71)
                                                                 ------------------    -------------------
       Net cash used for financing activities ................               (4,556)                (4,295)
                                                                 ------------------    -------------------

Net increase in cash and cash equivalents ....................                1,375                  1,428
Cash and cash equivalents at beginning of period .............               18,077                 12,175
                                                                 ------------------    -------------------

Cash and cash equivalents at end of period ...................             $ 19,452               $ 13,603
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

                          MAPICS, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis of Presentation

    Except for the balance sheet as of September 30, 2001, the accompanying condensed consolidated financial statements are unaudited; however, in our opinion, these condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows as of the dates and for the periods indicated.

    We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. As permitted by the rules of the SEC applicable to quarterly reports on Form 10-Q, these financial statements are condensed and consolidated, consisting of the condensed financial statements of MAPICS, Inc. and our subsidiaries. We eliminated all significant intercompany accounts and transactions in the consolidation. We have reclassified certain amounts in the September 30, 2001 condensed consolidated financial statements to conform to the December 31, 2001 presentation. We also have condensed these notes, and they do not contain all disclosures required by generally accepted accounting principles. While we believe that the disclosures presented are adequate to make these condensed consolidated financial statements not misleading, you should read them in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 as filed with the SEC.

    We operate on a fiscal year ending September 30/th/. The term "fiscal 2000" refers to our fiscal year ended September 30, 2000, the term "fiscal 2001" refers to our fiscal year ended September 30, 2001, and the term "fiscal 2002" refers to our fiscal year ending September 30, 2002. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

(2)  Computation and Presentation of Net Income Per Common Share

     We compute net income per common share in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, "Earnings Per Share." We compute basic net income per common share, which excludes dilution, by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

     To calculate diluted net income per share, we divide income available to common shareholders by:

     . the weighted average number of common shares outstanding for the period; plus

     . the weighted average number of common equivalent shares resulting from the assumed conversion of preferred stock and the assumed exercise of dilutive stock options, common stock warrants, and contingently issuable stock during the period.

     The following table presents the calculations of basic and diluted net income per common share (in thousands, except per share data):

                                                                           Three Months Ended
                                                                           ------------------
                                                                               December 31,
                                                                           ------------------
                                                                           2001            2000
                                                                         --------        -------
        Basic net income per common share:
        Weighted average common shares outstanding ..................       18,311         18,132
                                                                         =========     ==========
        Net income ..................................................    $   1,408     $        7
                                                                         =========     ==========
        Basic net income per common share ...........................    $    0.08     $     0.00
                                                                         =========     ==========
        Diluted net income per common share:
        Weighted average common shares outstanding ..................       18,311         18,132
        Common share equivalents:
          Convertible preferred stock ...............................        1,750          1,750
          Common stock options ......................................          237            143
          Contingently issuable stock ...............................          104            153
                                                                         ---------     ----------
        Weighted average common shares and common equivalent
          shares outstanding ........................................       20,402         20,178
                                                                         =========     ==========
        Net income ..................................................    $   1,408     $        7
                                                                         =========     ==========
        Diluted net income per common share .........................    $    0.07     $     0.00
                                                                         =========     ==========

(3)  Comprehensive Income (Loss)

      The components of comprehensive income (loss) were as follows (in thousands):

                                                                            Three Months Ended
                                                                            ------------------
                                                                               December 31,
                                                                            ------------------
                                                                            2001          2000
                                                                         -------       ---------
      Net income ....................................................    $   1,408     $        7
      Other comprehensive loss, net of income taxes:
        Foreign currency translation ................................         (107)          (125)
        Interest rate hedge .........................................          ---            (74)
                                                                         ---------     ----------
      Comprehensive income (loss)                                        $   1,301     $     (192)
                                                                         =========     ==========

(4)  Financial Instruments

      During fiscal 2000, we entered into an interest rate swap arrangement, which is a derivative financial instrument, with a bank. The purpose of the interest rate swap arrangement was to reduce our exposure to interest rate fluctuations by converting variable rate interest payments to fixed rate interest payments on a portion of the outstanding balance under our term loan. The term of the interest rate hedge ended on December 31, 2001. Upon our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on October 1, 2000, we determined that the interest rate swap was an effective hedge. We recognized no gain or loss related to this swap during the three months ended December 31, 2001 and December 31, 2000.

(5)  Income Taxes

      The actual income tax expense for the three months ended December 31, 2001 differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense principally due to the impact of state and foreign income taxes.

(6)  Goodwill and Other Intangible Assets

      We adopted SFAS 142, "Goodwill and Other Intangible Assets" on October 1, 2001. Accordingly, we discontinued periodic amortization of goodwill. Goodwill will be assessed annually for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption to be completed by March 31, 2002. As implementation guidance continues to evolve, this transitional impairment test has not been finalized, and we do not know the impact this transitional impairment test may have on our financial position and results of operations. For additional information regarding SFAS No. 142 and its effect on us, see Note 9 below.

      During the three months ended December 31, 2000, we recorded $2.3 million in amortization of goodwill. The impact of amortization of goodwill on net income for the three months ended December 31, 2000 was as follows (in thousands, except per share data):

                                                                          Three Months Ended,
                                                                           December 31, 2000
                                                                         --------------------

  Reported net income                                                         $       7
  Add back:
     Goodwill amortization, net of income taxes                                   1,916
                                                                              ---------
  Net income excluding goodwill amortization, net of income taxes             $   1,923
                                                                              =========

Basic net income per common share

  Reported net income                                                         $    0.00
  Add back:
     Goodwill amortization, net of income taxes                                    0.11
                                                                              ---------
  Net income excluding goodwill amortization, net of income taxes             $    0.11
                                                                              =========
  Weighted average number of common shares outstanding (basic)                   18,132
                                                                              =========

Diluted net income per common share

  Reported net income                                                         $    0.00
  Add back:
     Goodwill amortization, net of income taxes                                    0.10
                                                                              ---------
  Net income excluding goodwill amortization, net of income taxes             $    0.10
                                                                              =========
  Weighted average number of common shares outstanding (diluted)                 20,178
                                                                              =========

      Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Our intangible assets consist principally of tradenames, trademarks, and installed customer base and affiliate network, and all are considered to have finite lives. The gross carrying amount of intangible assets as of December 31, 2001 was $8.8 million with a balance of $4.9 million in accumulated amortization. The amortization of intangible assets for the three months ended December 31, 2001 was $190,000.

(7)  Long-Term Debt

      On December 10, 2001, we amended the terms of our bank credit facility to modify certain financial covenants as of September 30, 2001 to bring us into compliance with the terms of the bank credit facility as of that date. The amendment also requires us to limit total borrowings outstanding under the bank credit facility at any time to an amount based on our qualified accounts receivable, as defined. If the amount of total outstanding debt exceeds the amount of our allowed monthly borrowings, we are required to repay the amount of debt in excess of the allowed monthly borrowing base. In accordance with the terms of the amendment, the entire amount of the term loan is scheduled to be repaid by December 31, 2002. Subsequent to December 31, 2001, we repaid an additional $2.8 million of our term loan.

     Our bank credit agreement, as amended, provides for a revolving credit facility of up to $10.0 million, subject generally to the same provisions as our term loan and subject to the monthly borrowing base. To date, we have not borrowed any funds under the revolving credit portion of any bank credit facility. Any such borrowings would mature on December 31, 2002 under the terms of the bank credit agreement. We pay a quarterly commitment fee for unused portions of the revolving credit facility.

(8)  Operating Segments and Geographic Information

      We have one operating segment that provides software and services to manufacturing enterprises worldwide. Our principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of North America include Europe, Middle East and Africa, or EMEA, and Latin America and Asia Pacific, or LAAP.

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

      The following table includes interim financial information for the three months ended December 31, 2001 and 2000 related to our operating segment and geographic areas. The information presented below may not be indicative of results if the geographic areas were independent organizations (in thousands).

                                                   North
                                                  America    EMEA      LAAP   Corporate     Total
                                                  -------    ----      ----   ---------     -----
   Three Months Ended December 31, 2001:
   Revenues from unaffiliated customers ........  $21,074  $  6,880 $  2,308  $      --   $ 30,262
                                                  =======  ======== ========  =========   ========

   Income (loss) from operations ...............  $ 2,425  $  1,680 $    173  $  (1,622)  $  2,656
                                                  =======  ======== ========  =========
   Interest income .............................                                               138
   Interest expense ............................                                              (505)
                                                                                          --------
   Income before income tax expense ............                                          $  2,289
                                                                                          ========

   Three Months Ended December 31, 2000:
   Revenues from unaffiliated customers ........  $27,438  $  5,604 $  1,945  $      --   $ 34,987
                                                  =======  ======== ========  =========   ========

   Income (loss) from operations ...............  $ 4,902  $    965 $   (288) $  (4,226)  $  1,353
                                                  =======  ======== ========  =========
   Interest income .............................                                               201
   Interest expense ............................                                              (871)
                                                                                          --------
   Income before income tax expense ............                                          $    683
                                                                                          ========

(9)  Recently Issued or Adopted Accounting Pronouncements

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

      In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to periodic amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of our intent to do so. Other intangibles will be amortized over their useful lives.

      We adopted SFAS No. 142 on October 1, 2001. We expect the following significant impacts:

      . The balance of goodwill was $4.7 million at October 1, 2001. As we have discontinued amortizing goodwill as of October 1, 2001, we will have approximately $1.5 million less in amortization of goodwill in fiscal 2002 than if we had not adopted SFAS No. 142.

      . We are required to perform a transitional impairment test. This impairment test will require us to (1) identify individual reporting units, if any, (2) determine the carrying value of any reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of any reporting units. If the carrying value of any reporting unit or the Company exceeds its fair value, then the amount of any goodwill impairment will be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities. We are required to complete the transitional impairment test by March 31, 2002. As implementation guidance continues to evolve, this test has not been finalized, and we do not know the impact this transition impairment test may have on our financial position and results of operations.

      . Following completion of the transitional impairment test, our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment is indicated as a result of the annual test, we will record an impairment loss as part of income from operations.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the effects that SFAS No. 143 will have on our financial position, results of operations or cash flows, but we do not anticipate any material adverse impact.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transaction reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 as of October 1, 2001 with no material adverse impact on our financial position, results of operations or cash flows.

(10)  Subsequent Event

      On January 15, 2002, we announced a five year partnership with an information technology services company located in India to outsource a variety of our ongoing product development activities. Although we will maintain an internal product development organization, the outsourcing agreement resulted in a planned reduction of our world-wide workforce by approximately 12% by June 30, 2002. We plan to record a restructuring charge in the second fiscal quarter ending March 31, 2002 of approximately $3.5 million, principally including the cost of involuntary employee terminations and lease obligations on vacated office space.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes contained in "Item 1. Financial Statements" in Part I of this report and our consolidated financial statements for the fiscal year ended September 30, 2001 filed with the SEC as part of our Form 10-K report for that fiscal year. This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" contained in the above-referenced Form 10-K. The cautionary statements made in that Form 10-K are applicable to all related forward-looking statements wherever they appear in this report.

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

      Our flagship solutions include two powerful enterprise resource planning foundations that streamline business processes for manufacturing, customer service, engineering, supply chain planning and financial reporting. The solutions support international and multi-site operations on a variety of platforms, including the IBM eServer iSeries 400, Windows NT, UNIX and Linux. We also offer supply chain management, collaborative commerce and enterprise asset management systems and functionality designed to enable companies to link members of their supply chain to send and receive valuable real-time information to improve business decision-making at all levels.

      In January 2000, we acquired Pivotpoint, Inc. This strategic acquisition enabled us to immediately expand our manufacturing solutions across additional platforms. A significant portion of the total purchase price was allocated to goodwill and other intangible assets, and consequently we began recognizing significant amortization expense in the three months ended March 31, 2000. For the three months ended December 31, 2000, amortization of goodwill is presented in a separate line item in the statement of operations. Amortization of acquired technology and other intangible assets is included in cost of license revenue in both periods presented. As further explained under "Recently Issued or Adopted Accounting Pronouncements", we have adopted Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," as of October 1, 2001, and consequently we did not record amortization of goodwill for the three months ended December 31, 2001.

      On January 15, 2002, we announced a five year partnership with an information technology services company located in India to outsource a variety of our ongoing product development activities. Although we will maintain an internal product development organization, we expect the partnership will increase our flexibility, decrease the cost of meeting our development and support goals, and maintain the high standards of quality and services that we currently provide. The implementation of this strategy resulted in a planned reduction of our worldwide workforce of approximately 12% by June 30, 2002. We plan to record a restructuring charge in the second fiscal quarter ending March 31, 2002 of approximately $3.5 million, principally including costs of involuntary employee terminations and lease obligations on vacated office space. This five year partnership may expose us to greater international political and economic risks; however, we believe India is a stable country in which to outsource our product development activities.

Results of Operations

    Three Months Ended December 31, 2001 Versus Three Months Ended December 31,
     2000

     Summary. For the three months ended December 31, 2001, we reported net income of $1.4 million, or $0.07 per share (diluted), compared to net income of $7,000, or $0.00 per share (diluted), for the three months ended December 31, 2000. Excluding amortization of goodwill, our earnings for the three months ended December 31, 2000 were $1.9 million after income tax expense, or $0.10 per share (diluted).

     The following table presents our statements of operations data as a percentage of total revenue for the three months ended December 31, 2001 and December 31, 2000:

                                                    Three Months Ended
                                                        December 31,
                                                  ----------------------
                                                    2001          2000
                                                    ----          ----

          Revenue:
             License ...........................      28.6%         37.5%
             Services ..........................      71.4          62.5
                                                    -------       ------
               Total revenue ...................     100.0         100.0
                                                     ======        =====
          Operating expenses:
             Cost of license revenue ...........      10.7          11.3
             Cost of services revenue ..........      28.5          24.2
             Selling and marketing .............      22.5          30.5
             Product development ...............      16.1          14.0
             General and administrative ........      13.5           9.4
             Amortization of goodwill ..........        --           6.7
                                                    ------        ------
               Total operating expenses ........      91.3          96.1
                                                     -----         -----
          Income from operations ...............       8.7           3.9
          Interest income ......................       0.5           0.6
          Interest expense .....................      (1.7)         (2.5)
                                                    ------        ------
          Income before income tax
             expense ...........................       7.5           2.0
          Income tax expense ...................      (2.9)         (2.0)
                                                    ------        ------
          Net income ...........................       4.6%          0.0%
                                                    ======        ======


     Revenue. Total revenue for the three months ended December 31, 2001 was $30.3 million, a decrease of $4.7 million or 13.5%, compared to total revenue of $35.0 million for the three months ended December 31, 2000. The decrease was primarily due to a decrease in license revenue due to lower licensing volume. We believe the decline is attributable to the economic recession and general uncertainty created by the terrorist attacks on September 11, 2001. Many customers and prospects have delayed purchases or implementations, some indefinitely. This economic recession may continue to adversely impact licensing activity and revenue as well as services revenue.

     License revenue for the three months ended December 31, 2001 was $8.6 million, a decrease of $4.5 million or 34.1%, compared to license revenue of $13.1 million for the three months ended December 31, 2000. During the three months ended December 31, 2001, our license revenue included license revenue from new accounts of $826,000, with the remainder recorded from our existing customer base. In comparison, during the three months ended December 31, 2000, our license revenue included $3.2 million from new accounts.

      Services revenue for the three months ended December 31, 2001 was $21.6 million compared to $21.9 million for the three months ended December 31, 2000, a decrease of $249,000 or 1.1%. The decrease was mainly due to a slowdown in our professional services activity in conjunction with the lower licensing activity, partially offset by an increase in maintenance and support services.

     Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and the Asia Pacific regions, or LAAP. During the three months ended December 31, 2001, the decrease in license revenue was primarily in North America. We had increased license revenue in our international regions, particularly in EMEA, where two strategic customers each licensed additional software in excess of $1.0 million. The following table shows the percentage of license revenue, services revenue, and total revenue contributed by each of our primary geographic markets:

                                             Three months ended December 31,
                                            -----------------------------------
                                                  2001               2000
                                            ---------------    ----------------
                North America:
                   License revenue .........       46.2%            79.1%
                   Services revenue ........       79.0             78.0
                   Total revenue ...........       69.6             78.4

                EMEA:
                   License revenue .........       40.7             15.2
                   Services revenue ........       15.6             16.5
                   Total revenue ...........       22.7             16.0

                LAAP:
                   License revenue .........       13.1              5.7
                   Services revenue ........        5.4              5.5
                   Total revenue ...........        7.6              5.6

                MAPICS, Inc.:
                   License revenue .........      100.0            100.0
                   Services revenue ........      100.0            100.0
                   Total revenue ...........      100.0%           100.0%

      Additional information about our operations in these geographic areas is presented in Note 8 of the notes to our condensed consolidated financial statements contained in "Item 1. Financial Statements" in Part I of this report.

     Cost of License Revenue. Cost of license revenue for the three months ended December 31, 2001 was $3.2 million compared to $4.0 million for the three months ending December 31, 2000. The $729,000 or 18.4% decrease was due to lower product royalty expense as a result of lower license revenue combined with lower amortization of capitalized software. We expect cost of license revenue to vary from period to period based on the mix of products licensed between internally developed products and royalty bearing products and the timing of computer software amortization costs.

     Our India development partnership will likely decrease our cost of developing software, and consequently over time will contribute to decreasing amortization expense included in cost of license revenue.

      Cost of Services Revenue. Cost of services revenue for the three months ended December 31, 2001 remained relatively constant at $8.6 million compared to $8.5 million for the three months ended December 31, 2000, an increase of $136,000 or 1.6%. Cost of services revenue as a percentage of services revenue also remained relatively constant at 39.9% as compared to 38.8% in the year earlier period.

      Selling and Marketing Expenses. Selling and marketing expense for three months ended December 31, 2001 was $6.8 million compared to $10.7 million in the year earlier. The decrease of $3.9 million or 36.2% was primarily due to lower license revenue for the period. Selling and marketing expense also decreased as a percentage of total revenue to 22.5% for the three months ended December 31, 2001 from 30.5% in the year earlier quarter. The decrease as a percentage of total revenue was a result of lower amounts of license revenue for which we owed commissions to our affiliates because our direct sales organization completed several individually significant license transactions. We believe that affiliate commissions will fluctuate from period to period based on our product mix and the levels of sales by our affiliates and by our direct sales organization.

     Product Development Expenses. The following table shows information about our product development expenses during the three months ended December 31, 2001 and December 31, 2000:

                                                               Three Months Ended
                                                                   December
                                                                      31,
                                                           ----------------------------
                                                               2001          2000      Change From
                                                                                       Prior Year
                                                           -----------------------------------------
                                                             (Dollars in Thousands)
              Product development costs ...................   $ 5,125     $  5,358       (4.3)%
              Software translation costs ..................       374          566      (33.9)%
                                                              -------        -----
                       Total ..............................     5,499        5,924       (7.2)%
                                                              -------        -----

              Less:
              Capitalized product development costs .......      (528)        (830)     (36.4)%
              Capitalized software translation costs ......       (96)        (208)     (53.8)%
                                                              --------       -----
                                                                 (624)      (1,038)     (39.9)%
                                                              -------       ------
              Product development expenses ................   $ 4,875     $  4,886       (0.2)%
                                                              =======       ======
              As a percentage of total revenue ............      16.1%        14.0%

     Spending on product development activities decreased 7.2% during the three months ended December 31, 2001 compared to the same period in the prior year. Spending activities decreased for both product development and software translation activities. Software translation costs are typically project related, and the timing of those expenditures is subject to change from period to period.

     Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period. Capitalization decreased 39.9% from the three months ended December 31, 2000 to the three months ended December 31, 2001. The decrease in product development cost and capitalization principally relates to the release of several new versions of our software becoming generally available for sale during the end of fiscal 2001.

     On January 15, 2002, we announced a five year partnership with an information technology services company located in India to outsource a variety of our on-going development activities. Although we will maintain an internal product development organization, the partnership will likely result in reduced product development costs and will likely change the amounts of software development costs periodically capitalized and subsequently amortized.

     General and Administrative Expenses. General and administrative expenses were $4.1 million for the three month period ended December 31, 2001 compared to $3.3 million in the year earlier period. The $778,000 or 23.6% increase was primarily due to increases in foreign exchange losses primarily in our EMEA region, and bad debt expense.

     Amortization of Goodwill. On October 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that amortization of goodwill be discontinued at the date of adoption and an annual impairment test be completed on the remaining goodwill balance. Accordingly, we recorded no amortization of goodwill for the three months ended December 31, 2001. Goodwill amortization for the three months ended December 31, 2000 was $2.3 million, which related to two acquisitions during fiscal 2000, both of which were treated as purchase business combinations for accounting purposes.

     Interest Income and Interest Expense. Interest income was $138,000 for the three months ended December 31, 2001 compared to $201,000 in the previous year period. The decrease of $63,000 or 31.3% resulted primarily from a decrease in interest rates, partially offset by a higher balance of cash for the three months ended December 31, 2001.

      Interest expense principally includes (1) interest on our term loan based on our lender's base rate or LIBOR plus a predetermined margin, (2) the difference between interest paid and interest received under our interest swap arrangement, (3) commitment fees on the unused portion of our revolving credit facility, and (4) amortization of debt issuance costs. For the three months ended December 31, 2001, interest expense was $505,000 compared to

$871,000 in the previous year period. Interest expense decreased 42.0% primarily due to the lower balance on our term loan and lower interest rates. Taking into effect the interest rate swap and excluding the amortization of debt issue costs, the effective annual interest rate on our term loan for the three months ended December 31, 2001 and for the three months ended December 31, 2000 was 7.5% and 10.8%. The term of our interest rate hedge ended on December 31, 2001. Accordingly, we expect that our effective annual interest rate for the remainder of fiscal 2002 will be directly proportional to changes in LIBOR.

     Income Tax Expense. The effective income tax rates for the three months ended December 31, 2001 and December 31, 2000 were 38.5% and 99.0%. The effective income tax rate for the three months ended December 31, 2000 differs from the federal statutory rate of 35.0% because of the effect of amortization of goodwill that is not deductible for income tax purposes. On October 1, 2001, we adopted SFAS No. 142 and ceased periodic amortization of goodwill. Other items that affected our effective tax rate during the periods presented include income tax credits and state and foreign income taxes.

     We retained certain favorable income tax attributes in connection with the separation of Marcam Corporation into two companies in 1997 and realized certain of these attributes which were recorded as income tax benefits at that time. Additional future income tax benefits related to these attributes may be realized in future periods.

Liquidity and Capital Resources

     We fund our operations and capital expenditures primarily with cash generated from operating activities. Because our principal source of liquidity is operating cash flow, decreases in demand for our products could reduce the availability of funds to us. As noted previously, our revenues declined 13.5.% from the quarter ended December 31, 2000 to the quarter ended December 31, 2001. We believe the decline is attributable to the economic recession and general uncertainty created by the terrorist attacks on September 11, 2001. Many customers or prospects have delayed purchases or implementations, some indefinitely. The economic recession may continue to adversely impact licensing revenue and services revenue, and hence our operating cash flow.

     Additionally, declining revenue and cash flow could cause us to fail to satisfy one or more of the financial ratios or other conditions or covenants of our term loan agreement. This in turn could cause a default under the term loan and trigger an acceleration of the remaining principal balance.

     The following tables show information about our cash flows during the three months ended December 31, 2001 and December 31, 2000 and selected balance sheet data as of December 31, 2001 and September 30, 2001.

                                                                                   Summary of Cash Flows
                                                                                 --------------------------
                                                                                     Three Months Ended
                                                                                        December 31,
                                                                                 --------------------------
                                                                                       2001         2000
                                                                                       ----         ----
                                                                                        (In thousands)
Net cash provided by operating activities before changes in operating assets
   and liabilities .............................................................     $  5,585     $  6,730
Changes in operating assets and liabilities ....................................        1,234          427
                                                                                     --------     --------
Net cash provided by operating activities ......................................        6,819        7,157
Net cash used for investing activities .........................................         (888)      (1,434)
Net cash used for financing activities .........................................       (4,556)      (4,295)
                                                                                     --------     --------
   Net increase in cash and cash equivalents ...................................     $  1,375     $  1,428
                                                                                     ========     ========

                                                          Balance Sheet Data
                                                      --------------------------
                                                      December 31, September 30,
                                                           2001         2001
                                                        ---------    ----------
                                                              (In thousands)
Cash and cash equivalents ..........................     $ 19,452      $ 18,077
Working capital (deficit) ..........................      (25,742)      (24,303)
Working capital (excluding deferred revenue) .......        7,173        11,665
Total assets .......................................       86,425        94,656
Total long-term debt, including current portion ....       13,982        18,662
Total shareholders' equity .........................        8,138         6,308

    Operating Activities

     Changes in net cash provided by operating activities generally reflect the changes in net income plus the effect of changes in working capital. Changes in working capital, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

     We generated $6.8 million in cash flows from operating activities during the three months ended December 31, 2001 compared to $7.2 million in cash flows from operating activities during the three months ended December 31, 2000. The increase in net income to $1.4 million for the three months ended December 31, 2001 from $7,000 for the three months ended December 31, 2000 was offset by a $2.6 million decrease in non-cash items, primarily due to the decrease in amortization of goodwill of $2.3 million.

     Significant changes in operating assets and liabilities during the three months ended December 31, 2001 included (1) a $6.6 million decrease in accounts receivable attributable to lower revenues during the quarter and an increase in cash collections; (2) a $2.3 million decrease in accounts payable, accrued expenses and other current liabilities resulting primarily from the timing of cash payments; and (3) a $3.1 million decrease in deferred revenue.

    Investing and Financing Activities

     For the three months ended December 31, 2001 compared to the same period in the prior year, we decreased spending for property and equipment by $163,000 and we decreased spending for additions to computer software by $414,000.

     The nature and amounts of net cash flows from financing activities during the three months ended December 31, 2001 were comparable to those in the prior year period. During the three months ended December 31, 2001, we repaid $4.7 million of our term loan, compared to $4.5 million during the three months ended December 31, 2000. As of December 31, 2001 the outstanding balance of the term loan was $14.0 million, with scheduled quarterly repayments ending on the maturity date of December 31, 2002. Subsequent to December 31, 2001, we repaid an additional $2.8 million of our term loan.

     On December 10, 2001, we amended the terms of our bank credit facility to modify certain financial covenants as of September 30, 2001 to bring us into compliance with the terms of the bank credit facility as of that date. The amendment also requires us to limit total borrowings outstanding under the bank credit facility at any time to an amount based on our qualified accounts receivable, as defined. If the amount of total outstanding debt exceeds the amount of our allowed monthly borrowings, we are required to repay the amount of debt in excess of the allowed monthly borrowing base.

     Our bank credit agreement, as amended, provides for a revolving credit facility of up to $10.0 million, subject generally to the same provisions as our term loan and subject to the monthly borrowing base. To date, we have not borrowed any funds under the revolving credit portion of any bank credit facility. Any such borrowings would mature on December 31, 2002 under the terms of the bank credit agreement. We pay a quarterly commitment fee for unused portions of the revolving credit facility.

     We do not have any off-balance sheet arrangements or financing arrangements with related parties or persons who previously were related parties.

     We do not have any current plans or commitments for any significant capital expenditures.

     We believe that cash and cash equivalents on hand as of December 31, 2001, together with cash flows from operating activities and available borrowings under our revolving credit facility, will be sufficient for us to maintain our operations for at least the next 12 months. However, as noted previously, a continuation or worsening of the economic recession could adversely affect our liquidity and capital resources during the next 12 months.

Recently Issued or Adopted Accounting Pronouncements

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

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which changes financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to periodic amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of our intent to do so. Other intangibles will be amortized over their useful lives.

     We adopted SFAS No. 142 on October 1, 2001. We expect the following significant impacts:

     . The balance of goodwill was $4.7 million at October 1, 2001. As we have discontinued amortizing goodwill as of October 1, 2001, we will have approximately $1.5 million less in amortization of goodwill in fiscal 2002 than if we had not adopted SFAS No. 142.

     . We are required to perform a transitional impairment test. This impairment test will require us to (1) identify individual reporting units, if any, (2) determine the carrying value of any reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of any reporting units. If the carrying value of any reporting unit or the Company exceeds its fair value, then the amount of any goodwill impairment will be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities. We are required to complete the transitional impairment test by March 31, 2002. As implementation guidance continues to evolve, this test has not been finalized, and we do not know the impact this transition impairment test may have on our financial position and results of operations.

     . Following completion of the transitional impairment test, our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment is indicated as a result of the annual test, we will record an impairment loss as part of income from operations.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the effects that SFAS No. 143 will have on our financial position, results of operations or cash flows, but we do not anticipate any material adverse impact.

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

   Interest Rate Sensitivity

     The table below presents principal cash flows of and related weighted average interest rates on our long-term debt obligation by expected maturity dates based on the scheduled principal payments. We based weighted average variable rates on implied forward rates in the Eurodollar futures curve for three-month LIBOR at the reporting date.

                                       Fiscal Year of Maturity
                                       -----------------------
                                       2002       2003       Total    Fair Value
                                      ------     ------     -------  -----------
         Liabilities
-------------------------------------
Long-term debt .....................   $ 8,390    $ 5,592    $13,982   $13,982
Average variable interest rate .....      2.42%      3.29%


     We believe that the fair value of our long-term debt is equal to its book value because our long-term debt is with a bank and not publicly traded and because the underlying variable interest rate is adjusted every three months.

     During fiscal 2000, we entered into an interest rate swap arrangement, which is a derivative financial instrument, with a bank. The term of the interest rate hedge ended on December 31, 2001.

   Inflation

     Although we cannot accurately determine the amounts attributable thereto, we have been affected by inflation through increased costs of employee compensation and other operating expenses. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. Additionally, most of our license agreements and services agreements allow for annual increases in charges.

PART II: OTHER INFORMATION

ITEM 4: Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on February 12, 2002, the following matters were brought before and voted upon by the shareholders with the number of votes as indicated below:

1. A proposal to elect two directors to serve for a three-year term expiring at the 2005 annual meeting and until their successors have been duly elected and qualified.

                                                                      Withheld
                                     For                              Authority
                                     ---                              ---------
     George A. Chamberlain 3d        17,699,884                         719,625
     Richard C. Cook                 17,313,024                       1,106,485

2. A proposal to approve an amendment to the 1998 Long Term Incentive Plan to increase the number of shares of common stock available for awards from 3,500,000 to 4,500,000 shares.

     For                             Against                          Abstain
     ---                             -------                          -------
     11,719,090                      2,916,850                        5,993

3. A proposal to approve an amendment to the 1998 Non-Employee Director Stock Option Plan to increase the number of shares of common stock available for grants from 310,000 to 460,000 shares.

     For                             Against                          Abstain
     ---                             -------                          -------
     11,934,181                      2,696,354                        11,398

4. A proposal to approve an amendment to the 1998 Non-Employee Directors Stock Incentive Plan to increase the available shares of common stock from 60,000 shares to 160,000 shares.

     For                             Against                          Abstain
     ---                             -------                          -------
     11,890,209                      2,741,731                        9,993

ITEM 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     No.          Description
     ---          -----------

     21           Subsidiaries

(b)  Reports on Form 8-K

      None.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2002.

                                      MAPICS, Inc.

                                      By:     /s/ Michael J. Casey
                                             -----------------------------
                                              Michael J. Casey
                                            Vice President of Finance, Chief
                                      Financial Officer,and Treasurer (Principal
                                            Financial and Accounting Officer)

                                  EXHIBIT INDEX

     Exhibit
     No.          Description
     ---          -----------

21                Subsidiaries