Form 10-Q
period 2002-03-31
MAPICS INC
filed 2002-05-15
CIK 848551

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock outstanding at May 6, 2002 was 18,348,850.

================================================================================

                                  MAPICS, Inc.
                          Quarterly Report on Form 10-Q
                  For the Quarterly Period Ended March 31, 2002

                                TABLE OF CONTENTS

 Item                                                                             Page
Number                                                                           Number
------                                                                           ------
                         PART I - FINANCIAL INFORMATION

 1.      Financial Statements:

         Condensed Consolidated Balance Sheets as of March 31, 2002
             and September 30, 2001...........................................      3

         Condensed Consolidated Statements of Operations for the Three
             Months and Six Months Ended March 31, 2002 and 2001..............      4

         Condensed Consolidated Statements of Cash Flows for the Six
             Months Ended March 31, 2002 and 2001.............................      5

         Notes to Condensed Consolidated Financial Statements.................      6

 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................     13

 3.      Quantitative and Qualitative Disclosures About Market Risk...........     23

                           PART II - OTHER INFORMATION

 6.      Exhibits and Reports on Form 8-K.....................................     23

         Signature............................................................     24

         Exhibit Index........................................................     25

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements

                          MAPICS, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                         March 31,    September 30,
                                                                           2002           2001
                                                                        -----------   -------------
                                                                        (Unaudited)
                                ASSETS
Current assets:
  Cash and cash equivalents .........................................    $ 24,971       $ 18,077
  Accounts receivable, net of allowances of $3,107 at
     March 31, 2002 and $3,456 at September 30, 2001 ................      24,735         34,412
  Prepaid expenses and other current assets .........................       3,701          2,870
  Deferred income taxes, net ........................................       2,450          2,678
                                                                         --------       --------
       Total current assets .........................................      55,857         58,037
  Property and equipment, net .......................................       3,803          4,507
  Computer software costs, net ......................................      17,073         17,627
  Goodwill and other intangible assets, net .........................       7,436          8,494
  Other non-current assets, net .....................................       6,010          5,991
                                                                         --------       --------
       Total assets .................................................    $ 90,179       $ 94,656
                                                                         ========       ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt .................................    $ 11,186       $ 13,069
  Accounts payable ..................................................       3,369          2,903
  Accrued expenses and other current liabilities ....................      27,815         29,967
  Restructuring reserve, current ....................................       1,776            296
  Deferred revenue ..................................................      35,697         35,968
                                                                         --------       --------
       Total current liabilities ....................................      79,843         82,203
  Long-term debt ....................................................          --          5,593
  Restructuring reserve, non-current ................................       2,556            137
  Other non-current liabilities .....................................         330            415
                                                                         --------       --------
       Total liabilities ............................................      82,729         88,348
                                                                         --------       --------

Commitments and contingencies                                                  --             --

Shareholders' equity:
  Preferred stock, $1.00 par value; 1,000 shares authorized; Series D convertible preferred stock, 125 shares issued
        and outstanding (liquidation preference of $9,419)
        at March 31, 2002 and September 30, 2001 ....................         125            125
     Series E convertible preferred stock, 50 shares issued
        and outstanding (liquidation preference of $3,768) at
        March 31, 2002 and September 30, 2001 .......................          50             50
  Common stock, $.01 par value; 90,000 shares authorized,
     20,370 shares issued and 18,352 shares outstanding at
     March 31, 2002; 20,370 shares issued and 18,307
     shares outstanding at September 30, 2001 .......................         204            204
  Additional paid-in capital ........................................      62,949         62,923
  Accumulated deficit ...............................................     (40,088)       (40,705)
  Restricted stock compensation .....................................        (463)          (709)
  Accumulated other comprehensive loss ..............................        (116)          (189)
  Treasury stock-at cost, 2,018 shares at March 31, 2002
     and 2,063 shares at September 30, 2001 .........................     (15,211)       (15,391)
                                                                         --------       --------
       Total shareholders' equity ...................................       7,450          6,308
                                                                         --------       --------
       Total liabilities and shareholders' equity ...................    $ 90,179       $ 94,656
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

                          MAPICS, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended   Six Months Ended
                                                              March 31,           March 31,
                                                         ------------------   -----------------
                                                          2002       2001      2002      2001
                                                         -------    -------   -------   -------
Revenue:
  License ............................................   $ 8,182    $10,884   $16,824   $24,002
  Services ...........................................    23,328     23,165    44,948    45,034
                                                         -------    -------   -------   -------
       Total revenue .................................    31,510     34,049    61,772    69,036
                                                         -------    -------   -------   -------

Operating expenses:
  Cost of license revenue ............................     3,468      4,115     6,694     8,070
  Cost of services ...................................     8,568      8,880    17,185    17,361
  Selling and marketing ..............................     8,409      9,748    15,216    20,412
  Product development ................................     4,395      4,434     9,270     9,320
  General and administrative .........................     4,085      3,950     8,166     7,253
  Amortization of goodwill ...........................        --      2,336        --     4,681
  Restructuring charge and other items ...............     3,707         --     3,707        --
                                                         -------    -------   -------   -------
       Total operating expenses ......................    32,632     33,463    60,238    67,097
                                                         -------    -------   -------   -------

Income (loss) from operations ........................    (1,122)       586     1,534     1,939

Other:
  Interest income ....................................       116        208       254       409
  Interest expense ...................................      (333)      (788)     (838)   (1,659)
                                                         -------    -------   -------   -------

Income (loss) before income tax expense (benefit) ....    (1,339)         6       950       689

Income tax expense (benefit) .........................      (548)         6       333       682
                                                         -------    -------   -------   -------

Net income (loss) ....................................   $  (791)   $    --   $   617   $     7
                                                         =======    =======   =======   =======

Net income (loss) per common share (basic) ...........   $ (0.04)   $    --   $  0.03   $  0.00
                                                         =======    =======   =======   =======

Weighted average number of common shares
   outstanding (basic) ...............................    18,363     18,219    18,337    18,175
                                                         =======    =======   =======   =======


Net income (loss) per common share (diluted) .........   $ (0.04)   $    --   $  0.03   $  0.00
                                                         =======    =======   =======   =======

Weighted average number of common shares and common
   equivalent shares outstanding (diluted) ...........    18,363     20,270    20,445    20,243
                                                         =======    =======   =======   =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MAPICS, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                March 31,
                                                           ------------------
                                                            2002       2001
                                                           -------    -------
Cash flows from operating activities:
  Net income ...........................................   $   617    $     7
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation .......................................     1,181      1,471
    Amortization of computer software costs ............     2,986      3,559
    Amortization of goodwill and other intangible assets       380      5,115
    Amortization of debt issuance costs ................       312        226
    Provision for bad debts ............................     1,097        514
    Deferred income taxes ..............................       114      2,287
    Settlement of pre-acquisition contingency ..........    (1,000)        --
    Other non-cash items, net ..........................       281        239
    Changes in operating assets and liabilities:
      Accounts receivable ..............................     8,580      5,619
      Prepaid expenses and other current assets ........       373      3,635
      Other non-current assets .........................       137        100
      Accounts payable .................................       466     (2,445)
      Accrued expenses and other current liabilities ...    (1,863)    (5,654)
      Restructuring reserve, current and non-current ...     3,899         --
      Deferred revenue .................................      (271)       954
      Other non-current liabilities ....................      (127)        --
                                                           -------    -------
        Net cash provided by operating activities ......    17,162     15,627
                                                           -------    -------

Cash flows from investing activities:
    Purchases of property and equipment ................      (537)      (774)
    Additions to computer software costs ...............    (2,330)    (2,753)
    Purchases of computer software .....................      (102)        --
    Acquisitions, net of cash acquired .................        --          7
                                                           -------    -------
        Net cash used for investing activities .........    (2,969)    (3,520)
                                                           -------    -------

Cash flows from financing activities:
    Proceeds from stock options exercised ..............        53         11
    Proceeds from employee stock purchases .............       220        265
    Principal repayments of long-term debt .............    (7,476)    (7,279)
    Payment of debt issuance costs .....................       (96)       (71)
                                                           -------    -------
        Net cash used for financing activities .........    (7,299)    (7,074)
                                                           -------    -------

Net increase in cash and cash equivalents ..............     6,894      5,033
Cash and cash equivalents at beginning of period .......    18,077     12,175
                                                           -------    -------
Cash and cash equivalents at end of period .............   $24,971    $17,208
                                                           =======    =======

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

     We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. As permitted by the rules of the SEC applicable to quarterly reports on Form 10-Q, these financial statements are condensed and consolidated, consisting of the condensed financial statements of MAPICS, Inc. and our subsidiaries. We eliminated all significant intercompany accounts and transactions in the consolidation. We have reclassified certain amounts in the September 30, 2001 condensed consolidated financial statements to conform to the March 31, 2002 presentation. We also have condensed these notes, and they do not contain all disclosures required by generally accepted accounting principles. While we believe that the disclosures presented are adequate to make these condensed consolidated financial statements not misleading, you should read them in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 as filed with the SEC.

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

(2)  Computation and Presentation of Net Income (Loss) Per Common Share

     We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, "Earnings Per Share." We compute basic net income (loss) per common share, which excludes dilution, by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

     To calculate diluted net income per share, we divide income available to common shareholders by:

     . the weighted average number of common shares outstanding for the period; plus

     . the weighted average number of common equivalent shares resulting from the assumed conversion of preferred stock, the assumed exercise of dilutive stock options, and contingently issuable stock during the period.

     The following table presents the calculations of basic and diluted net income per common share (in thousands, except per share data):

                                                 Three Months Ended   Six Months Ended
                                                      March 31,           March 31,
                                                 ------------------   -----------------
                                                   2002       2001      2002      2001
                                                 --------   -------   -------   -------
Basic net income (loss) per common share:
Weighted average common shares outstanding ...    18,363     18,219    18,337    18,175
                                                 =======    =======   =======   =======
Net income (loss) ............................   $  (791)   $    --   $   617   $     7
                                                 =======    =======   =======   =======
Basic net income (loss) per common share .....   $ (0.04)   $    --   $  0.03   $  0.00
                                                 =======    =======   =======   =======

Diluted net income (loss) per common share:
Weighted average common shares outstanding ...    18,363     18,219    18,337    18,175
Common share equivalents:
   Convertible preferred stock ...............        --      1,750     1,750     1,750
   Common stock options ......................        --        111       294       128
   Contingently issuable stock ...............        --        190        64       190
                                                 -------    -------   -------   -------
Weighted average common shares and common
   equivalent shares outstanding .............    18,363     20,270    20,445    20,243
                                                 =======    =======   =======   =======
Net income (loss) ............................   $  (791)   $    --   $   617   $     7
                                                 =======    =======   =======   =======
Diluted net income (loss) per common share ...   $ (0.04)   $    --   $  0.03   $  0.00
                                                 =======    =======   =======   =======

     Because the inclusion of common share equivalents would have an antidilutive effect on net income (loss) per common share, we excluded the average number of common share equivalents listed below from the computation of diluted net income (loss) per common share for the three months ended March 31, 2002.

                                                Three Months
                                                   Ended
                                               March 31, 2002
                                               --------------
Common share equivalents:
   Convertible preferred stock..............       1,750
   Common stock options.....................         363
   Contingently issuable stock..............          64
                                                   -----
      Total.................................       2,177
                                                   =====

(3)  Comprehensive Income (Loss)

     The components of comprehensive income (loss) were as follows (in thousands):

                                                 Three Months Ended   Six Months Ended
                                                     March 31,             March 31,
                                                 ------------------   ----------------
                                                     2002   2001       2002    2001
                                                    -----   ----       -----   -----
Net income (loss)                                   $(791)  $ --       $ 617   $   7
Other comprehensive loss, net of income taxes:
  Foreign currency translation                         (9)    66        (116)    (59)
  Interest rate hedge                                  --    (41)         --    (115)
                                                    -----   ----       -----   -----
Comprehensive income (loss)                         $(800)  $ 25       $ 501   $(167)
                                                    =====   ====       =====   =====

(4)  Financial Instruments

     During fiscal 2000, we entered into an interest rate swap arrangement, which is a derivative financial instrument, with a bank. The purpose of the interest rate swap arrangement was to reduce our exposure to interest rate fluctuations by converting variable rate interest payments to fixed rate interest payments on a portion of the outstanding balance under our term loan. The term of the interest rate hedge ended on December 31, 2001. Upon our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging

Activities" on October 1, 2000, we determined that the interest rate swap was an effective hedge. We recognized no gain or loss related to this swap during the three months and six months ended March 31, 2002 and March 31, 2001.

(5)  Goodwill and Other Intangible Assets

     We adopted SFAS 142, "Goodwill and Other Intangible Assets" on October 1, 2001. Accordingly, we discontinued periodic amortization of goodwill. Goodwill will be assessed annually for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption. Based on the transitional impairment test completed on March 31, 2002, we did not record an impairment charge for goodwill as of that date. For additional information regarding SFAS No. 142 and its effect on us, see Note
(10) below.

     During the three months and six months ended March 31, 2001, we recorded $2.3 million and $4.7 million in amortization of goodwill. The impact of amortization of goodwill on net income for the three months and six months ended March 31, 2001 was as follows (in thousands, except per share data):

                                                              Three Months Ended   Six Months Ended
                                                                March 31, 2001      March 31, 2001
                                                              ------------------   ----------------
  Reported net income                                               $    --              $     7
  Add back:
     Goodwill amortization, net of income taxes                       1,466                3,382
                                                                    -------              -------
  Net income excluding goodwill amortization, net of income         $ 1,466              $ 3,389
  taxes
                                                                    =======              =======

Basic net income per common share
  Reported net income                                               $    --              $  0.00
  Add back:
     Goodwill amortization, net of income taxes                        0.08                 0.19
                                                                    -------              -------
  Net income excluding goodwill amortization, net of income         $  0.08              $  0.19
  taxes
                                                                    -------              -------
  Weighted average number of common shares outstanding               18,219               18,175
  (basic)
                                                                    =======              =======

Diluted net income per common share
  Reported net income                                               $    --              $  0.00
  Add back:
     Goodwill amortization, net of income taxes                        0.07                 0.17
                                                                    -------              -------
  Net income excluding goodwill amortization, net of income         $  0.07              $  0.17
  taxes
                                                                    =======              =======
  Weighted average number of common shares outstanding               20,270               20,243
  (diluted)
                                                                    =======              =======

     On January 12, 2000, we acquired Pivotpoint for approximately $50 million. The acquisition was accounted for under the purchase method of accounting with approximately $44 million recorded as goodwill. In the fourth quarter of fiscal 2001, we assessed the recoverability of our goodwill and intangible assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Consequently, we recognized an impairment as accelerated amortization of $26.0 million during the three months ending September 30, 2001. For the year ended September 30, 2001, the balance of goodwill, net of accumulated amortization of the goodwill, was $4.4 million.

     In connection with the purchase of Pivotpoint, a portion of the cash proceeds was put into escrow to cover possible contingent liabilities. In March 2002, we reached an agreement on the amount of the contingent liabilities, and in April 2002, we received approximately $1.3 million in cash for the settlement. Pursuant to SFAS No. 141, "Business Combinations," $1.0 million of the settlement was related to pre-acquisition contingencies other than income taxes and is included as a reduction to restructuring charge and other items in the statement of operations for the three months and six months ended March 31, 2002. The settlement also included a receipt of $204,000 relating to pre-acquisition tax liabilities from the former shareholders of Pivotpoint. This portion of the settlement was recorded as a reduction of outstanding tax liabilities as of March 31, 2002 from the original purchase accounting allocation. Additionally, certain tax liabilities, deferred tax assets, and net operating losses from the acquisition were adjusted to reflect current estimates based on the settlement of an IRS exam, and pursuant to SFAS No. 109, "Accounting for Income Taxes," goodwill was adjusted downward by $678,000 as of March 31, 2002. At March 31, 2002, the remaining balance of goodwill and accumulated amortization was $3.7 million. The remaining $50,000 of the settlement was recorded as a liability for expenses incurred in relation to the settlement.

     Intangible assets, other than goodwill, that have finite useful lives will continue to be amortized over their useful lives. Our intangible assets consist principally of tradenames, trademarks, and installed customer base and affiliate network, and all are considered to have finite lives. The gross carrying amount of intangible assets as of March 31, 2002 was $8.8 million with a balance of $5.0 million in accumulated amortization. The amortization of intangible assets for the three months and six months ended March 31, 2002 was $190,000 and $380,000.

(6)  Income Taxes

     The reported income tax expense (benefit) for the three months and six months ended March 31, 2002 differs from the expected income tax expense (benefit) calculated by applying the federal statutory rate to our income (loss) before income tax expense (benefit) principally due to the impact of state and foreign income taxes and the settlement of pre-acquisition contingencies of Pivotpoint. See Note (5) for further discussion on the adjustment to goodwill.

(7)  Long-Term Debt

     On March 31, 2002, the outstanding balance on our term loan under our then existing bank credit facility was $11.2 million. On April 2, 2002, we repaid $2.8 million of our term loan. On April 26, 2002, we entered into a new secured revolving credit facility, which provides for a revolving credit line of up to $10.0 million to be used to repay the remaining balance of our term loan and for working capital and general corporate purposes. On April 26, 2002, we borrowed $8.4 million under the new revolving credit facility to repay the remaining balance of the term loan. We then terminated the original bank credit facility. On May 14, 2002, we repaid $4.0 million of our revolving credit facility.

     Our new revolving credit facility matures on April 24, 2003 and may be extended for an additional 364-day term at our request and at the discretion of the bank. We may make voluntary prepayments of the revolving loans without premium or penalty, and all outstanding unpaid principal on the revolving loans will mature on April 24, 2003 but may be extended if the credit facility is extended. At our option, the interest rates for the revolving credit facility are either adjusted LIBOR plus 2.50% per year, or the defined base rate plus 1.00% per year. The base rate is the higher of the defined prime rate or the federal funds rate plus one-half of one percent.

     Substantially all of our domestic assets are pledged as collateral for any obligations under the new revolving credit facility. The revolving credit facility contains covenants which, among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

     . incurrence of additional indebtedness outside the facility, liens and capital leases;

     . the payment of dividends on and the redemption or repurchase of our capital stock;

     .    acquisitions and investments;

     .    mergers and consolidations; and

     . the disposition of any of our properties or assets outside the ordinary course of business.

(8)  Restructuring Charge

     On January 15, 2002, we announced a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% by June 30, 2002. We recorded a restructuring charge of $4.7 million during the three months ended March 31, 2002. The restructuring charge included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel.

     The major components of the restructuring charge and the remaining restructuring accrual at March 31, 2002 were as follows (in thousands):

                                                           Accrued                                              Accrued
                                                    Restructuring Charge at   Restructuring    Amounts   Restructuring Charge at
                                                      September 30, 2001         Charge       Utilized      March 31, 2002
                                                    -----------------------   -------------   --------   -----------------------
Cost of abandonment of excess space and other ...           $433                  $3,675       $(113)          $3,995
Employee severance and related costs ............             --                   1,032        (695)             337
                                                            ----                  ------       -----           ------
                                                            $433                  $4,707       $(874)          $4,332
                                                            ====                  ======       =====           ======

     We expect future cash expenditures related to these restructuring activities to be approximately $4.3 million, of which approximately $1.8 million will be paid within the twelve months ending March 31, 2003.

(9)  Operating Segments and Geographic Information

     We have one operating segment that provides software and services to manufacturing enterprises worldwide. Our principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of North America include Europe, Middle East and Africa, or EMEA, and Latin America and Asia Pacific, or LAAP.

     We regularly prepare and evaluate separate financial information for each of our principal geographic areas, including 1) North America, 2) EMEA and 3) LAAP. In evaluating financial performance, we focus on operating profit as a measure of a geographic area's profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of some corporate expenses. We include our corporate division in the presentation of reportable segment information because some of the revenue and expenses of this division are not allocated separately to the operating segments.

     The following table includes interim financial information for the three months and six months ended March 31, 2002 and 2001 related to our geographic areas. The information presented below may not be indicative of results if the geographic areas were independent organizations (in thousands).

                                             North
                                            America    EMEA     LAAP    Corporate    Total
                                            -------   ------   ------   ---------   -------
Three Months Ended March 31, 2002:
Revenues from unaffiliated customers.....   $25,258   $4,123   $2,129    $    --    $31,510
                                            =======   ======   ======    =======    =======
Income (loss) from operations............   $ 3,199   $  638   $  (72)   $(4,887)   $(1,122)
                                            =======   ======   ======    =======
Interest income..........................                                               116
Interest expense.........................                                              (333)
                                                                                    -------
Loss before income tax benefit ..........                                           $(1,339)
                                                                                    =======
Three Months Ended March 31, 2001:
Revenues from unaffiliated customers.....   $25,632   $5,849   $2,568    $    --    $34,049
                                            =======   ======   ======    =======    =======
Income (loss) from operations............   $ 3,984   $  848   $  161    $(4,407)   $   586
                                            =======   ======   ======    =======
Interest income..........................                                               208
Interest expense.........................                                              (788)
                                                                                    -------
Income before income tax expense.........                                           $     6
                                                                                    =======

                                             North
                                            America    EMEA     LAAP     Corporate    Total
                                            -------   -------   ------   ---------   -------
Six Months Ended March 31, 2002:
Revenues from unaffiliated customers.....   $46,332   $11,003   $4,437    $    --    $61,772
                                            =======   =======   ======    =======    =======
Income (loss) from operations............   $ 5,624   $ 2,318   $  101    $(6,509)   $ 1,534
                                            =======   =======   ======    =======
Interest income..........................                                                254
Interest expense.........................                                               (838)
                                                                                     -------
Income before income tax expense.........                                            $   950
                                                                                     =======
Six Months Ended March, 2001:
Revenues from unaffiliated customers.....   $53,070   $11,453   $4,513    $    --    $69,036
                                            =======   =======   ======    =======    =======
Income (loss) from operations............   $ 8,886   $ 1,813   $ (127)   $(8,633)   $ 1,939
                                            =======   =======   ======    =======
Interest income..........................                                                409
Interest expense.........................                                             (1,659)
                                                                                     -------
Income before income tax expense.........                                            $   689
                                                                                     =======

(10) Recently Issued or Adopted Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement will be effective for any business combinations that we may enter into in the future.

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

     We adopted SFAS No. 142 on October 1, 2001. We expect the following significant impacts:

     . The balance of goodwill was $4.4 million at October 1, 2001. As we have discontinued amortizing goodwill as of October 1, 2001, we will have approximately $1.5 million less in amortization of goodwill in fiscal 2002 than if we had not adopted SFAS No. 142.

     . We are required to perform a transitional impairment test. This impairment test requires us to (1) identify individual reporting units, if any, (2) determine the carrying value of any reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of any reporting units. If the carrying value of any reporting unit or the Company exceeded its fair value, then the amount of any goodwill impairment would be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities. We were required to complete the transitional impairment test by March 31, 2002. Based on the results of the test, we did not record an impairment for goodwill as of that date.

     . Our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment is indicated as a result of the annual test, we will record an impairment loss as part of income from operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the effects that SFAS No. 143 will have on our financial position, results of operations or cash flows, but we do not anticipate any material impact.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transaction reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 as of October 1, 2001 with no material impact on our financial position, results of operations or cash flows.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes contained in "Item 1. Financial Statements" in Part I of this report and our consolidated financial statements for the fiscal year ended September 30, 2001 filed with the SEC as part of our Form 10-K report for that fiscal year. This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" contained in the above-referenced Form 10-K. The cautionary statements made in that Form 10-K are applicable to all related forward-looking statements wherever they appear in this report. We undertake no obligation to publicly update or revise any forward-looking statements except as required by the law.

     In January 2002, the SEC recommended that public companies enhance their disclosure in Management's Discussion and Analysis of Financial Condition and Results of Operations with regard to liquidity, special purpose entities and other off-balance sheet arrangements, contractual obligations and commercial commitments, energy and other commodity contracts, and related party and other transactions conducted on other than on an arm's length basis. In February 2002, the SEC recommended that public companies address in MD&A the accounting estimates and judgments about highly uncertain matters that have a material impact on the financial statement presentation of a company's financial condition and results of operations. We have complied with these suggested disclosures within the MD&A and the related financial statements in this report. Our compliance with these disclosure requirements did not have any impact on our financial statements.

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

     For the three months and six months ended March 31, 2001, we have presented amortization of goodwill related to two acquisitions in fiscal 2000 in a separate line item in the statement of operations. We have included amortization of acquired technology and other intangible assets in cost of license revenue in both periods presented. As further explained under "Recently Issued or Adopted Accounting Pronouncements" below, we have adopted Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," as of October 1, 2001, and consequently we did not record amortization of goodwill for the three months and six months ended March 31, 2002.

     On January 15, 2002, we announced a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. We expect the relationship will increase our flexibility by allowing us to staff with qualified resources as project needs demand, decrease the cost of meeting our development and support goals, and maintain the high standards of quality and services that we currently provide. The implementation of this strategy resulted in a planned reduction of our worldwide workforce of approximately 12% by June 30, 2002. The development partner we chose is a large, international firm with experience in working with software companies. However, managing software development projects remotely can be difficult and may result in delays or cost overruns and we may be exposed to greater operational, international, political and economic risks under the offshore agreement.

Three Months and Six Months Ended March 31, 2002 Compared to Three Months and Six Months Ended March 31, 2001

     Summary. For the three months ended March 31, 2002, we reported a net loss of $791,000, or $0.04 per share (diluted), compared to break even results for the three months ended March 31, 2001. Excluding amortization of goodwill, restructuring charge and other items, adjusted net income for the three months ended March 31, 2002 was $1.5 million, or $0.07 per share (diluted), compared to the same results for the three months ended March 31, 2001.

     We reported net income of $617,000, or $0.03 per share (diluted), for the six months ended March 31, 2002 compared to net income of $7,000, or $0.00 per share (diluted), for the year earlier period. Excluding amortization of goodwill, restructuring charge and other items, adjusted net income for the six months ended March 31, 2002 was $2.9 million, or $0.14 per share (diluted), compared to $3.4 million, or $0.17 per share (diluted), for the six months ended March 31, 2001.

     The following table presents our statements of operations data as a percentage of total revenue for the three months and six months ended March 31, 2002 and 2001:

                                                Three Months Ended   Six Months Ended
                                                    March 31,           March 31,
                                                ------------------   ----------------
                                                2002          2001   2002       2001
                                                -----        -----   -----      -----
Revenue:
   License ..................................    26.0%        32.0%   27.2%      34.8%
   Services .................................    74.0         68.0    72.8       65.2
                                                -----        -----   -----      -----
     Total revenue ..........................   100.0        100.0   100.0      100.0
                                                =====        =====   =====      =====
Operating expenses:
   Cost of license revenue ..................    11.0         12.1    10.8       11.7
   Cost of services revenue .................    27.2         26.1    27.8       25.1
   Selling and marketing ....................    26.7         28.6    24.6       29.6
   Product development ......................    13.9         13.0    15.0       13.5
   General and administrative ...............    13.0         11.6    13.3       10.5
   Amortization of goodwill .................     0.0          6.9     0.0        6.8
   Restructuring charge and other items .....    11.8          0.0     6.0        0.0
                                                -----        -----   -----      -----
     Total operating expenses ...............   103.6         98.3    97.5       97.2
                                                -----        -----   -----      -----
Income (loss) from operations ...............    (3.6)         1.7     2.5        2.8
Interest income .............................     0.4          0.6     0.4        0.6
Interest expense ............................    (1.1)        (2.3)   (1.4)      (2.4)
                                                -----        -----   -----      -----
Income (loss) before income tax
   expense (benefit) ........................    (4.3)         0.0     1.5        1.0
Income tax expense (benefit) ................    (1.8)         0.0     0.5        1.0
Net income (loss) ...........................    (2.5)%        0.0%    1.0%       0.0%
                                                -----        =====   -----      =====

     Revenue. Total revenue for the three months ended March 31, 2002 was $31.5 million, a decrease of 7% or $2.5 million from total revenue of $34.0 million for the three months ended March 31, 2001. Total revenue for the six months ended March 31, 2002 was $61.8 million compared to total revenue of $69.0 million for the three months ended March 31, 2001, a decrease of $7.3 million or 11%. The decrease in each period was primarily due to a decrease in license revenue due to lower licensing volume. We believe the decreased licensing activity is attributable to the economic recession, particularly as it is affecting the manufacturing sector, and in part due to general uncertainty created by the terrorist attacks on September 11, 2001. Many customers and prospects have delayed purchases or implementations, some indefinitely. The economic recession, uncertainty and delays may continue to adversely impact licensing activity and revenue as well as services revenue.

     License revenue for the three months ended March 31, 2002 was $8.2 million, a decrease of $2.7 million or 25% from the year earlier period. License revenue for the six months ended March 31, 2002 was $16.8 million, a decrease of $7.2 million or 30% from the six months ended March 31, 2001. During the three months and six months ended March 31, 2002, our license revenue included license revenue from new accounts of $1.2 million and $2.1 million, respectively, with the remainder recorded from our existing customer base. In comparison, during the three and six months ended March 31, 2001, our license revenue included license revenue from new accounts of $2.3 million and $5.5 million, respectively.

     Services revenue for the three months ended March 31, 2002 was $23.3 million compared to $23.2 million for the three months ended March 31, 2001, an increase of 1%. Services revenue for the six months ended March 31, 2002 was $45.0 million compared to $45.0 million for the year earlier period.

     Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and the Asia Pacific regions, or LAAP. The following table shows the percentage of license revenue, services revenue, and total revenue contributed by each of our primary geographic markets for the three months ended March 31, 2002 and 2001:

                            License Revenue      Services Revenue       Total Revenue
                           Three Months Ended   Three Months Ended   Three Months Ended
                                March 31,            March 31,            March 31,
                           ------------------   ------------------   ------------------
                            2002         2001    2002         2001    2002         2001
                           ------       -----   -----        -----   -----        -----
North America...........    77.6%        67.5%   81.1%        78.9%   80.2%        75.3%
EMEA....................    11.5%        18.9%   13.6%        16.4%   13.1%        17.2%
LAAP....................    10.9%        13.6%    5.3%         4.7%    6.7%         7.5%
                           -----        -----   -----        -----   -----        -----
   Total................   100.0%       100.0%  100.0%       100.0%  100.0%       100.0%
                           =====        =====   =====        =====   =====        =====

     The following table shows the percentage of license revenue, services revenue and total revenue contributed by each of our primary geographic areas for the six months ended March 31, 2002 and 2001:

                            License Revenue    Services Revenue    Total Revenue
                           Six Months Ended   Six Months Ended    Six Months Ended
                               March 31,          March 31,           March 31,
                           ----------------   -----------------   ----------------
                            2002     2001      2002       2001     2002      2001
                           -----     -----    -----      -----    -----     -----
North America...........    61.5%     73.8%    80.1%      78.5%    75.0%     76.9%
EMEA....................    26.5%     16.9%    14.5%      16.4%    17.8%     16.6%
LAAP....................    12.0%      9.3%     5.4%       5.1%     7.2%      6.5%
                           -----     -----    -----      -----    -----     -----
   Total................   100.0%    100.0%   100.0%     100.0%   100.0%    100.0%
                           =====     =====    =====      =====    =====     =====

     Additional information about our operations in these geographic areas is presented in Note (9) of the notes to our condensed consolidated financial statements contained in "Item 1. Financial Statements" in Part I of this report.

     Cost of License Revenue. Cost of license revenue for the three months ended March 31, 2002 was $3.5 million compared to $4.1 million for the three months ended March 31, 2001, a decrease of $647,000 or 16%. For the six months ended March 31, 2002, cost of license revenue decreased $1.4 million or 17% from $8.1 million in the prior year to $6.7 million. The decrease for both the three and six month periods is primarily attributable to lower product royalty expense as a result of the lower licensing volume combined with lower amortization of capitalized software. We expect cost of license revenue to vary from period to period based on the mix of products licensed between internally developed products and royalty bearing products and the timing of computer software amortization costs. Our offshore development agreement and the associated restructuring of operations should decrease our cost of developing software and, consequently, over time should contribute to lower amortization expense included in cost of license revenue.

     Cost of Services Revenue. Cost of services revenue for the three months and six months ended March 31, 2002 was $8.6 million and $17.2 million, respectively. The decreases for the three months and six months periods were $312,000, or 4%, and $176,000, or 1%, from the year earlier periods. These decreases for both periods were due to overall cost reduction efforts.

     Selling and Marketing Expenses. Selling and marketing expenses for the three months ended March 31, 2002 were $8.4 million compared to $9.7 million in the year earlier period. The decrease of $1.3 million or 14% was primarily due to lower license revenue for the period which resulted in lower commissions to our affiliate channel and direct sales organization, offset partially by higher marketing expenses. For the six months ended March 31, 2002, selling and marketing expenses were $15.2 million compared to $20.4 million for the six months ended March 31, 2001. The decrease of $5.2 million or 26% was primarily due to lower license revenue for the period. Selling and marketing expenses also decreased as a percentage of total revenue to 24.6% for the six months ended March 31, 2002 from 29.6% in the year earlier period. The decrease as a percentage of total revenue was a result of lower license revenue as a percentage of total revenue and lower amounts of license revenue for which we owed commissions to our affiliates. We believe that affiliate commissions will fluctuate from period to period based on our product mix and the levels of sales by our affiliates and by our directs sales organization.

     Product Development Expenses. The following table shows information about our product development expenses during the three months and six months ended March 31, 2002 and 2001(in thousands):

                                            Three Months Ended                   Six Months Ended
                                                  March 31,                          March 31,
                                            ------------------    Change From   -------------------   Change From
                                              2002      2001       Prior Year     2002       2001      Prior Year
                                            -------    -------    -----------   --------   --------   -----------
Product development......................   $ 4,981    $ 5,426        (8.2)%    $10,106    $10,783      (6.3)%
Software translation.....................     1,120        723        54.9%       1,494      1,290      15.8%
                                            -------    -------                  -------    -------
      Total spending.....................     6,101      6,149        (0.8)%     11,600     12,073      (3.9)%
                                            -------    -------                  -------    -------
Less:
Capitalized product development costs....    (1,031)    (1,298)      (20.6)%     (1,559)    (2,128)    (26.7)%
Capitalized software translation costs...      (675)      (417)       61.9%        (771)      (625)     23.4%
                                            -------    -------                  -------    -------
      Total capitalization...............    (1,706)    (1,715)       (0.5)%     (2,330)    (2,753)    (15.4)%
                                            -------    -------                  -------    -------
      Product development expenses.......   $ 4,395    $ 4,434        (0.9)%    $ 9,270    $ 9,320      (0.5)%
                                            =======    =======                  =======    =======
Total spending as a percentage of
     total revenue.......................      19.4%      18.1%                    18.8%      17.5%
Product development expense as
     a percentage of total revenue.......      13.9%      13.0%                    15.0%      13.5%

     Spending on product development activities decreased 8% for the three months ended March 31, 2002 compared to the year earlier period. Similarly, spending on product development activities for the six months ended March 31, 2002 decreased 6% as compared to the six months ending March 31, 2001. Spending on software translation activities increased for both the three and six months ended March 31, 2002 compared to the prior year. Software translation costs are typically project related, and the timing of those expenditures is subject to change from period to period.

     Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period. Capitalization decreased by less than 1% for the three months ended March 31, 2002 as compared to prior year. For the six months ended March 31, 2002, capitalization decreased by approximately 15% from the six months ending March 31, 2001. The decrease in product development cost and capitalization for the six months ended March 31, 2002 principally relates to the release of several new versions of our software becoming generally available for sale during the end of the fiscal 2001.

     On January 15, 2002, we announced a five-year agreement with an offshore information technology services company to outsource a variety of our on-going development activities. The partnership and associated restructuring of operations should result in reduced product development costs and will likely reduce the amounts of software development costs periodically capitalized and subsequently amortized.

     General and Administrative Expenses. For the three months ended March 31, 2002, general and administrative expenses were $4.1 million compared to $4.0 million in the year earlier period, a slight increase of $135,000 or 3%. For the six months ended March 31, 2002, general and administrative expenses were $8.2 million, an increase of $913,000 or 13% from $7.3 million for the six months ended March 31, 2002. The increase for the six month period was primarily due to an increase in foreign exchange losses principally in our EMEA region, and bad debt expense.

     Amortization of Goodwill. On October 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that amortization of goodwill be discontinued at the date of adoption and an annual impairment test be completed on the remaining goodwill balance. Accordingly, we recorded no amortization of goodwill for the three and six months ended March 31, 2002. Goodwill amortization for the three months and six months ended March 31, 2001 was $2.3 million and $4.7 million, respectively.

     Restructuring charge and other items. Restructuring charge and other items for the three months and six months ended March 31, 2002 was $3.7 million. We recorded no restructuring charge and other items for the three and six months ended March 31, 2001. On January 15, 2002, we announced a five-year agreement with an offshore information technology services to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% by June 30, 2002. We recorded a restructuring charge of $4.7 million during the three months ended March 31, 2002. The restructuring charge included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel.

     The major components of the restructuring charge and the remaining restructuring accrual at March 31, 2002 were as follows (in thousands):

                                                          Accrued                                           Accrued
                                                    Restructuring Charge   Restructuring    Amounts   Restructuring Charge
                                                   at September 30, 2001      Charge       Utilized    at March 31, 2002
                                                   ---------------------   -------------   --------   --------------------
Cost of abandonment of excess space and other...           $433                $3,675        $(113)         $3,995
Employee severance and related costs ...........             --                 1,032         (695)            337
                                                           ----                ------        -----          ------
                                                           $433                $4,707        $(874)         $4,332
                                                           ====                ======        =====          ======

     We expect future cash expenditures related to these restructuring activities to be approximately $4.3 million, of which approximately $1.8 million will be paid within the twelve month period ending March 31, 2003.

     Additionally, during the three months and six months ended March 31, 2002, we recorded income of $1.0 million related to the settlement of pre-acquisition contingencies relating to the acquisition of Pivotpoint in fiscal 2000. In connection with the purchase of Pivotpoint, a portion of the cash proceeds was put into escrow to cover possible contingent liabilities. In March 2002, we reached an agreement on the amount of settlement of the contingent liabilities and in April 2002, we received approximately $1.3 million in cash for the settlement. Pursuant to SFAS No. 141, "Business Combinations," $1.0 million of the settlement was related to pre-acquisition contingencies other than income taxes and is included as a reduction in restructuring charge and other items in the statement of operations for the three months and six months ended March 31, 2002. For the remaining portion of the settlement, $204,000 was income tax related and accounted for pursuant to SFAS 109, "Accounting for Income Taxes" and $50,000 was applied to a liability for expenses incurred in relation to the settlement.

     Interest Income and Interest Expense. Interest income was $116,000 for the three months ended March 31, 2002 compared to $208,000 in the year earlier period, a decrease of $92,000 or 44%. Interest income was $254,000 for the six months ended March 31, 2002 compared to $409,000 for the six months ended March 31, 2001, a decrease of $155,000 or 38%. The decrease for the three months and six months ended March 31, 2002 resulted primarily from a decrease in interest rates, partially offset by a higher balance of cash for the periods.

     For the three months ended March 31, 2002, interest expense was $333,000 compared to $788,000 for the three months ended March 31, 2002, a decrease of $455,000 or 58%. Similarly, interest expense decreased $862,000 or 49% for the six months ended March 31, 2002 from $1.7 million in the year earlier period to $838,000 for the current year period. The decrease for both the three months and six months periods was primarily due to the lower balance on our term loan and lower interest rates. Taking into effect our interest rate swap and excluding the amortization of debt issue costs, the effective annual interest rate on our term loan for the three months and six months ended March 31, 2002 was 4.8% and 6.4% compared to 10.8% and 10.7% in the year earlier period.

     Income Tax Expense (Benefit). The effective income tax rates for the three months and six months ended March 31, 2002 were (41)% and 35%. The actual income tax expense (benefit) for the three months and six months ended March 31, 2002 differs from the expected income tax expense (benefit) calculated by applying the federal statutory rate to our income (loss) before income tax expense (benefit) principally due to the impact of state and foreign income taxes and settlement of pre-acquisition contingencies of Pivotpoint.

     The effective income tax rate for both the three months and six months ended March 31, 2001 was 99%. The effective income tax rate for the three and six months ended March 31, 2001 differs from the federal statutory rate because of the effect of amortization of goodwill that was not deductible for income tax purposes. On October 1, 2001, we adopted SFAS No. 142 and ceased periodic amortization of goodwill. Other items that affected our effective tax rate during the three months and six months ended March 31, 2001 include income tax credits and state and foreign income taxes.

     We retained certain favorable income tax attributes in connection with the separation of Marcam Corporation into two companies in 1997 and realized certain of these attributes, which were recorded as income tax benefits at that time. Additional future income tax benefits related to these attributes may be realized in future periods.

Liquidity and Capital Resources

     We fund our operations and capital expenditures primarily with cash generated from operating activities, supplemented as necessary with funds available under our new $10.0 million revolving credit facility. Because our principal source of liquidity is operating cash flow, decreases in demand for our products and services could reduce the availability of funds to us. As noted previously, our revenues declined 7% from the three months ended March 31, 2001 to the three months ended March 31, 2002. Likewise, our revenues declined 11% from the six months ended March 31, 2001 to the six months ended March 31, 2002. We believe the decline is attributable to the economic recession, particularly as it is affecting the manufacturing sector, and is in part due to the general uncertainty created by the terrorist attacks on September 11, 2001. Many customers or prospects have delayed purchases or implementations, some indefinitely. The economic recession, uncertainty and delays may continue to impact licensing revenue and services revenue and hence our operating cash flow. For a discussion of other factors that reduce our operating cash flow, see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance - If we are unable to react effectively to various factors outside our control, our operating results could be adversely impacted and our quarterly results could fluctuate significantly" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

     Additionally, declining revenue and cash flow could cause us to fail to satisfy one or more of the financial ratios or other conditions or covenants of our new revolving credit agreement. This in turn could affect our future availability of funds under the revolving credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance - If our operating performance does not support our cash flow requirements, we may breach our bank credit facility" in the above referenced Form 10-K for fiscal 2001.

     The following tables show information about our cash flows during the six months ended March 31, 2002 and 2001 and selected balance sheet data as of March 31, 2002 and September 30, 2001 (in thousands).

                                                         Summary of Cash Flows
                                                         ---------------------
                                                            Six Months Ended
                                                                March 31,
                                                         ---------------------
                                                           2002         2001
                                                         --------     --------
Net cash provided by operating activities before
   changes in operating assets and liabilities .......    $ 5,968     $13,418
Increase in operating assets and liabilities .........     11,194       2,209
                                                          -------     -------
Net cash provided by operating activities ............     17,162      15,627
Net cash used for investing activities ...............     (2,969)     (3,520)
Net cash used for financing activities ...............     (7,299)     (7,074)
                                                          -------     -------
   Net increase in cash and cash equivalents .........    $ 6,894     $ 5,033
                                                          =======     =======

                                                         Balance Sheet Data
                                                       ------------------------
                                                       March 31,   September 30,
                                                         2002           2001
                                                       ---------   -------------
Cash and cash equivalents ..........................    $ 24,971     $ 18,077
Working capital deficit ............................     (23,986)     (24,167)
Working capital (excluding deferred revenue) .......      11,711       11,802
Total assets .......................................      90,179       94,656
Total long-term debt, including current portion ....      11,186       18,662
Total shareholders' equity .........................       7,450        6,308

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

     We generated positive cash flows from operating activities of $17.2 million and $15.6 million during the six months ended March 31, 2002 and March 31, 2001. Net cash provided by operating activities before changes in operating assets and liabilities was $6.0 million for the six months ended March 31, 2002 compared to $13.4 million for the prior year period. This 56% decrease was principally due to a $5.6 million decrease in depreciation and amortization of computer software costs and goodwill and other intangible assets, a $2.2 million decrease in deferred income taxes, and a $1.0 million decrease for the settlement of the acquisition contingency, off-set by an increase in the provision for bad debts of $583,000 and an increase in net income of $610,000.

     Significant changes in operating assets and liabilities during the six months ended March 31, 2002 included (1) a decrease in accounts receivable of $8.6 million attributable to lower revenues during the quarter and an increase in cash collections; (2) a $1.4 million increase in accounts payable, accrued expenses and other current liabilities resulting primarily from the timing of cash payments; and (3) a $3.9 million increase in our restructuring reserve for the actions taken during the three months ended March 31, 2002 related to employee severance and vacated leased space.

     Additionally, non-cash operating activities included a net reduction to goodwill of $678,000 as of March 31, 2002. This reduction was a result of a change in income tax related estimates from the acquisition of Pivotpoint based on the settlement of an IRS exam.

     Investing and Financing Activities

     For the six months ended March 31, 2002 compared to the same period in the prior year, we decreased spending for property and equipment by $237,000 and we decreased spending for additions to computer software by $321,000.

     The nature and amounts of net cash flows from financing activities during the six months ended March 31, 2002 were comparable to those in the prior year period. During the six months ended March 31, 2002, we repaid $7.5 million on our term loan compared to $7.3 million during the six months ended March 31, 2001.

     On March 31, 2002, the outstanding balance or our term loan under our then existing bank credit facility was $11.2 million. On April 2, 2002, we repaid $2.8 million of our term loan. On April 26, 2002, we entered into a new secured revolving credit facility with a bank that provides for a revolving credit line of up to $10.0 million to be used to repay the remaining balance of the term loan and for working capital and general corporate purposes. On April 26, 2002, we borrowed $8.4 million under the new revolving credit facility to repay the remaining balance of the term loan. We then terminated the original bank credit facility. On May 14, 2002, we repaid $4.0 million of our revolving credit facility.

     Our new revolving credit facility matures on April 24, 2003 and may be extended for an additional 364-day term at our request and at the discretion of the bank. We may make voluntary prepayments of the revolving loans without premium or penalty and all outstanding unpaid principal on the revolving loans will mature on April 24, 2003 but may be extended if the credit facility is extended. At our option, the interest rates for the revolving credit facility are either adjusted LIBOR plus 2.50% per year, or the base rate plus 1.00% per year. The base rate is the higher of the defined prime rate or the federal funds rate plus one-half of one percent.

     Substantially all of our domestic assets are pledged as collateral for any obligations under the new revolving credit facility. The revolving credit facility contains covenants which, among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

          . incurrence of additional indebtedness outside the facility, liens and capital leases;

          . the payment of dividends on and the redemption or repurchase of our capital stock;

          .    acquisitions and investments;

          .    mergers and consolidations; and

          . the disposition of any of our properties or assets outside the ordinary course of business.

     We do not have any off-balance sheet arrangements or financing arrangements, with related parties, persons who were previously related parties, or any other parties who might be in a position to negotiate arrangements with us other than on an arms-length basis.

     We do not have any current plans or commitments for any significant capital expenditures.

     We believe that cash and cash equivalents on hand as of March 31, 2002, together with cash flows from operating activities and available borrowings under our revolving credit facility, will be sufficient for us to maintain our operations for at least the next twelve months. However, as noted previously, a continuation or worsening of the economic recession could adversely affect our liquidity and capital resources during the next twelve months.

Application of Critical Accounting Policies

     In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. However, in many instances we reasonably could have used different accounting estimates, and in other instances changes in our accounting estimates are reasonably likely to occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as "critical accounting estimates." Among those critical accounting estimates that we believe are most important to an understanding of our consolidated financial statements are those that we discuss below.

     Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following descriptions of our critical accounting estimates in conjunction with note 1 to our consolidated financial statements and "Management Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Future Performance" contained in our Form 10-K report for the fiscal year ended September 30, 2001.

     Revenue Recognition. Our revenues are generated primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record revenues in accordance with the guidance provided by Statement of Position, SOP 97-2, "Software Revenue Recognition," SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition, with Respect to Certain Transaction'", SOP 81-1, "Accounting for Performance of Construction-Type and Certain Product -Type Contracts", and Staff Accounting Bulletin No. 101, as amended by SAB No. 101A and SAB No. 101B.

     We generate a significant portion of our total revenue from licensing software. The customer executes a license agreement with us and we record the initial license fees as license revenue and typically recognize revenue when the following criteria are met: (1) the signing of the license agreement between us and the ultimate customer; (2) delivery of the software to the customer to a location designated by the customer; (3) fees are fixed and determinable; and
(4) determination that collection of the related receivable is probable. Additionally, we record either a periodic fee for annual support services or an annual license fee, which entitles the customer to continued use of our software. We record both of these fees as services revenue over the term of the services agreement. In determining when to recognize licensing revenue, we make assumptions and estimates about the probability of collection of the related receivable. If changes occur in our assumptions of the probability of collection, operating results for any reporting period could be adversely affected.

     We provide professional consulting and implementation services to our customers; however, the professional services that we provide are not essential to the functionality of our delivered products. We provide our professional services under services agreements, and the revenues from our professional consulting and implementation services are generally time and material based and are recognized as the work is performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable, and collection is probable. Delays in project implementation will result in delays in revenue recognition. On some occasions our professional consulting services involve fixed-price and/or fixed-time arrangements and are recognized using contract accounting, which requires the accurate estimation of cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized on the percentage-of-completion method, with progress-to-completion measured by using labor costs inputs and with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage our projects properly within the planned periods of time, then future consulting margins on our projects may be negatively affected or losses on existing contracts may need to be recognized.

     Accounts Receivable and Allowance for Doubtful Accounts. Billed and unbilled accounts receivable comprise trade receivables that are credit based and do not require collateral. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record a provision for bad debts on sales in the same period as the related revenues are recorded. On an ongoing basis, we also evaluate the collectibility of accounts receivable based upon historical collections and assessment of the collectibility of specific accounts. We evaluate the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account's financial condition and credit scores, recent payment history, and discussions with our account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, an increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary.

     Deferred Tax Assets. We have deferred tax assets, including net operating loss carryforwards, which, subject to certain limitation, we may use to offset for income tax purposes against future income through 2020. We estimate future taxable income in assessing the need for any valuation allowance. In the event we were to determine that we would be able to realize our deferred tax asset in the future in excess of its net recorded amount or less than its recorded amount, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made. We evaluate the realizability of the deferred tax assets and the need for valuation allowances on a regular basis.

     We retained certain favorable income tax attributes in connection with the separation of Marcam Corporation into two companies in 1997 and realized certain of these attributes, which were recorded as income tax benefits at that time. Additional future income tax benefits related to these attributes may be realized in future periods.

     Computer Software Costs. We charge all computer software development costs prior to establishing technological feasibility of computer software products to product development expense as they are incurred. Following the guidance of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", from the time of establishing technological feasibility through general release of the product, we capitalize computer software development and translation costs and report them on the balance sheet as a component of computer software costs. We begin amortizing computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis. We regularly review software for technological obsolescence and, as a result, future amortization periods for computer software costs could be shortened to reflect changes in technology in the future. Any resulting acceleration in amortization could have a material adverse impact on our financial condition and results of operations.

     Goodwill and Other Intangible Assets. On October 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption, we ceased amortization of goodwill. We performed a required transitional impairment test and based on the results of the test, we recorded no impairment to goodwill. We have continued to amortize all of our intangible assets over the life of the asset. Our goodwill balances will be subject to annual impairment tests, which requires us to estimate the fair value of our business compared to the carrying value. Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. The impact of our adoption of SFAS No. 142 is further explained in the section "Recently Issued or Adopted Accounting Pronouncements" below.

     Restructuring. A portion of our restructuring liability represents the estimated excess lease and related costs associated with vacated space. We could incur future charges or credits, in the event that the underlying assumptions used to develop our estimates of excess lease costs, such as the timing and the amount of any sublease income, change.

Recently Issued or Adopted Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement will be effective for any business combinations that we may enter into in the future.

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

     We adopted SFAS No. 142 on October 1, 2001. We expect the following significant impacts:

     . The balance of goodwill was $4.4 million at October 1, 2001. As we have discontinued amortizing goodwill as of October 1, 2001, we will have approximately $1.5 million less in amortization of goodwill in fiscal 2002 than if we had not adopted SFAS No. 142.

     . We are required to perform a transitional impairment test. This impairment test requires us to (1) identify individual reporting units, if any, (2) determine the carrying value of any reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of any reporting units. If the carrying value of any reporting unit or the Company exceeded its fair value, then the amount of any goodwill impairment would be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities. We were required to complete the transitional impairment test by March 31, 2002. Based on the results of the test, we did not record an impairment for goodwill as of that date.

     . Our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment is indicated as a result of the annual test, we will record an impairment loss as part of income from operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the effects that SFAS No. 143 will have on our financial position, results of operations or cash flows, but we do not anticipate any material impact.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transaction reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 as of October 1, 2001 with no material impact on our financial position, results of operations or cash flows.

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

     Interest Rate Sensitivity

     On April 26, 2002, we entered into a new secured revolving credit facility, which provides for a revolving credit line of up to $10.0 million to repay the remaining balance of the term loan and for working capital and general corporate purposes. On April 26, 2002, we borrowed $8.4 million under the new revolving credit facility to repay the remaining balance of the term loan. We then terminated the original bank credit facility.

     Our new revolving credit facility matures on April 24, 2003 and may be extended for an additional 364-day term at our request and at the discretion of the bank. We may make voluntary prepayments of the revolving loans without premium or penalty and all outstanding unpaid principal on the revolving loans will mature on April 24, 2003 but may be extended if the credit facility is extended. At our option, the interest rates for the revolving credit facility are either adjusted LIBOR plus 2.50% per year, or the defined base rate plus 1.00% per year. The base rate is the higher of the defined prime rate or the federal funds rate plus one-half of one percent.

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

PART II: OTHER INFORMATION

ITEM 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Agreement for MOSAIC (MAPICS Offshore Software Application India Center) IN INDIA By and Between MAPICS, Inc. and HCL Technologies Limited, for itself and on behalf of HCL Technologies America, Inc.

(b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K with the SEC dated April 30, 2002, reporting our new revolving credit agreement with SunTrust Bank.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2002.

                                           MAPICS, Inc.


                                           By:  /s/ Michael J. Casey
                                               ---------------------------------
                                                       Michael J. Casey
                                               Vice President of Finance, Chief
                                               Financial Officer, and Treasurer
                                                         (Principal
                                               Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
No.        Description
-------    -----------
10.1       Agreement for MOSAIC (MAPICS Offshore  Software  Application India Center) IN INDIA By and Between
           MAPICS, Inc. and HCL Technologies  Limited,  for itself and on behalf of HCL Technologies America, Inc.