Form 10-K/A
period 2001-09-30
MAPICS INC
filed 2002-08-14
CIK 848551

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission File Number: 000-18674

MAPICS, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation)	04-2711580 (I.R.S. Employer Identification No.)

1000 Windward Concourse Parkway, Suite 100
Alpharetta, Georgia 30005
(Address of principal executive offices)

(678) 319-8000
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of class)

Series F Junior Participating Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $64,045,806 at December 3, 2001, based on the closing sale price of $5.75 per share for the common stock on such date on the Nasdaq National Market.

The number of shares of the registrant’s common stock outstanding at December 3, 2001 was 18,310,081.

Explanatory Note

THIS FORM 10-K/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING ITEMS 1, 6, 7, AND 8 TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 2001 AND TO REFLECT ADDITIONAL DISCLOSURES REQUESTED BY THE SECURITIES AND EXCHANGE COMMISSION. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-K. ALL INFORMATION IN THIS FORM 10-K/A IS AS OF SEPTEMBER 30, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT AND THE ADDITIONAL DISCLOSURES REQUESTED BY THE SECURITIES AND EXCHANGE COMMISSION.

Documents Incorporated by Reference

Specifically identified portions of the proxy statement for the 2002 annual meeting of shareholders to be held on February 12, 2002 are incorporated by reference in Part III.

MAPICS, Inc.

ANNUAL REPORT ON FORM 10-K/A
AMENDMENT NO. 1
For the Fiscal Year Ended September 30, 2001

PART I

Item 1.    Business.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our shareholders and to the public. This report and our 2001 Annual Report contain forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “will,” “seek,” “estimate” and similar expressions that convey uncertainty of future events or outcomes. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	debt levels and the ability to obtain additional financing or make payments on our debt;

•	demand for and pricing of our products and services;

•	acquisition activities and the effect of completed acquisitions;

•	industry conditions and market conditions; and

•	general economic conditions.

Although we believe that the goals, plans, objectives, beliefs, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. They involve uncertainties and risks, and we cannot assure you that our goals, plans, objectives, beliefs, expectations and prospects will be achieved. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many known and unknown factors that are beyond our ability to predict or control, including, but not limited to, those contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statement that we may make in this report or elsewhere except as required by law.

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

We currently work with customers such as:

Accelight	Goodyear Tire & Rubber Co.	Volvo Corp.
Anaren Microwave, Inc.	Hartzell Propeller, Inc.	Weber-Stephen Products Co.
Bayer Corporation	Honda Motor Co., Ltd.	Xanoptics
Dialight Corporation	IKO Industries	YORK International Corporation
Dirona SP	Powerex Inc.
General Electric Co., P.L.C.	Glaxo SmithKline

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

We are currently focused on two main vertical segments within manufacturing – complex manufacturers and high tech manufacturers. Complex manufacturers are traditionally capital intensive industrial manufacturers who compete on efficiencies and control. Complex manufacturers require solutions for highly engineered products, large reporting requirements and deep and broad bills of material. High tech manufacturers typically compete on speed and innovation, driven by trends of globalization and specialization. Business requirements for this group include dealing with short product life cycles and frequent design changes, outsourced manufacturing and often regulated environments. Subsets within these two categories include:

Complex Manufacturers:

•	heavy duty transport suppliers;
•	industrial equipment;
•	fabricated metal products; and
•	auto parts suppliers.

High	Tech Manufacturers:

•	semiconductors (fabless);
•	measuring and controlling devices;
•	electronic and electrical suppliers;
•	communications; and
•	medical devices.

These manufacturers operate in an environment of rapidly changing business requirements. To be successful globally, our customers must:

•	manage broad product lines;
•	provide multi-national distribution;
•	continually streamline product development;
•	reduce manufacturing cycles;
•	decrease inventory levels; and
•	adopt more flexible manufacturing strategies.

Complex manufacturers typically face challenges related to:

•	The capital-intensive nature of their business;
•	Intense margin pressure;
•	Large reporting requirements; and
•	Need to increase productivity and yield from capital investments.

High tech manufacturers have their own unique challenges, such as:

•	Managing outsourced manufacturing;
•	Working within the requirements of regulatory agencies;
•	Facing shortened product lifecycles; and
•	Collaborating on virtual product design.

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

To compete effectively in their markets, most manufacturers also require solutions that provide a high return on investment. Manufacturers must be able to implement these solutions rapidly with minimal disruption to their businesses and must be able to maintain these solutions with a limited information technology staff. At the same time, these solutions must provide sufficient depth of functionality and flexibility to enable manufacturers to respond to constantly changing customer needs. The solutions also must be scalable to accommodate expansion of the manufacturer’s business. We believe that manufacturers in our target market prefer flexible solutions covering all aspects of their business available from a single partner as opposed to specialized multi-vendor solutions purchased from multiple vendors that are more costly and difficult to integrate and maintain.

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

Today, manufacturing companies must find efficient ways to link all the members in their value chain, from suppliers of raw materials and contract sub-manufacturers to distributors and customers. The transfer of critical business data within and outside the four walls of the manufacturing enterprise is key to a manufacturer’s success. This business transformation has led to development of a new type of enterprise solution, called extended enterprise applications, or EEA, which extends and enhances the ERP system and enables its use over the Internet.

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

Experienced Sales Channel.    The primary channel for selling and implementing our solutions is a network of approximately 90 affiliate organizations selling to customers located in more than 70 countries around the world. Affiliates typically have extensive knowledge of the manufacturing industry in their geographic regions and develop long-standing relationships with our customers. Each affiliate markets MAPICS solutions within a specific geographic territory, and in many instances, is exclusive to us. For these reasons, affiliates often invest significant resources to increase their knowledge about our applications. Affiliates offer experienced local professionals to implement and configure our solutions rapidly and in a cost-effective manner. In addition, providing local services to our customers enables the customer to maintain a limited information technology staff, which enhances the value to the customer. To augment our affiliate channel, we also have a number of direct sales personnel who service specific accounts and represent specific MAPICS solutions.

Rapid Implementation and High Return on Investment.    The flexibility of our products minimizes the need to perform custom modifications to implement the products, thereby allowing rapid product deployment. In addition, our in-depth manufacturing, product and customer knowledge has enabled us to develop a consistent implementation process followed by many customers and affiliates around the world. Our implementations generally take from three to twelve months, depending upon the number and type of applications purchased and the complexity of the manufacturer’s business. The high reliability and ease of user customization of our products, coupled with our extensive quality assurance and technical support, minimize our customers’ need to maintain a large information technology staff. Subsequent releases of our software products are designed to preserve our customers’ existing investments in technology and user education, with minimal disruption to their businesses. These factors enable us to offer the low total cost of ownership and high return on investment that manufacturers require.

High Quality Worldwide Customer Support.    We are dedicated to providing high quality customer support for our products around the world through a combination of employee support staff and our affiliate channel. We consistently receive top marks in independent surveys compared to competitors in the area of customer support. Our “No Wait Response” and Knowledge Center solutions provide customers online access to a knowledge base of more than 12,000 tips, common questions and answers, and our MAPICS Standard Methodology are examples of our commitment to support the customer before and after the sale.

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

Grow Our Sales Channel.    We intend to further enhance our sales channel by expanding the number of our affiliates, strengthening our existing affiliate base, and maximizing our direct sales organization to capitalize on strategic opportunities. We intend to increase our worldwide channel capacity through new ventures, alliances and other programs with affiliates that are attempting to enter new or under-penetrated territories. In addition, we will continue assisting affiliates with on-line training and remote learning opportunities. We expect that these offerings will increase our affiliates’ ability to compete for new accounts and to expand our presence within our customer base. We intend to grow our direct sales force to lead multi-site selling opportunities and service specific strategic accounts and applications. The number of these multi-site and strategic opportunities is on the rise due to the scalability of our solutions and enhanced collaborative capabilities.

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

Incorporate New Technologies to Expand Market Opportunity.    We intend to continue incorporating new technologies necessary to help manufacturers compete in their rapidly changing environments. These technologies include:

•
true thin-client, appliance-independent connections through the Internet directly to the manufacturers’ ERP backbone, enabling business to business transactions and providing field-level security, personalization, and customization;

•
system to system connections using industry-standard tools and protocols like XML and Microsoft BizTalk™, to enable background processing of information and to easily allow a customer, and its customers and suppliers, to participate in global online markets and exchanges; and

•	collaborative commerce solutions that provide integration of front-end applications to backend ERP solutions.

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

Maintain High Customer Satisfaction.    We believe that a highly satisfied installed customer base is critical to expanding our market presence. We intend to develop or enhance advanced user education offerings and Internet-based tools to further improve our affiliates’ and customers’ ability to install and use our solutions.

The MAPICS EEA Products

ERP Solutions

MAPICS ERP for iSeries.    Our iSeries solution offers more than 50 applications and has continually been enhanced to meet customers’ needs. Our iSeries solution provides a simplified implementation process with integrated applications that enable single-site, multi-site and multi-national manufacturers to expand production and increase revenue. It leverages Java and Internet technologies to deliver solutions for growing manufacturing organizations, and our extended architecture gives customers the flexibility to expand as their business evolves. This solution works with the IBM eServer iSeries 400 platform, a popular platform with manufacturers in our target market.

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

Collaborative Applications

MAPICS Portal.    The MAPICS Portal is an enterprise relationship portal solution that allows manufacturers to create a seamless virtual business community that includes their entire value chain. An enterprise portal can be the catalyst necessary to transform a manufacturer’s brick and mortar business to a Web-centric e-business. Our customers are currently using the MAPICS Portal to share manufacturing data, such as inventory levels, bills of material, reorder information, engineering documents, and production line activity, with members of their value chain. This year we delivered new portal applications that dramatically streamline a manufacturer’s business processes. These applications enable manufacturers and their suppliers to collaborate real time on information directly from the ERP backbone for purchase order planning, acceptance, and supplier management.

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

We are currently enhancing our iSeries solution using Java and XML technology to add significant thin-client and customization functions, navigation and personalization features that are popular in today’s applications. Users are now able to access their data from anywhere in the world via a web browser, providing flexibility to customers. An XML interface allows companies to use their own client, or no client at all, as in the case of server-to-server communications. Enhancements also enable specialty clients such as PDAs and cell phones to access the customer’s data.

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

Our base of customers includes the following enterprises:

Accelight	International Game Technology
Anaren Microwave, Inc.	IKO Industries
AP Technoglass Company	Kerry Ingredients U.K. Ltd.
Ashley Furniture Industries, Inc.	MAG Instruments, Inc.
Bayer Corporation	Michigan Bulb Company Inc., Ltd.
Bostik, Inc.	New Hampshire Ball Bearings
Bristol-Myers Squibb Company	Pall Corporation
Coltec Industries Inc.	Peg Perego Pines USA, Inc.
Cooper Industries	Powerex Inc.
Dialight Corporation	Shiseido Cosmetics (America) Ltd.
Dirona SP	Sub-Zero Freezer Co., Inc.
Dukane Corporation	Sylvania Lighting International B.V.
Eaton Controls PTY, Ltd.	Thomas Lighting Inc.
Emerson Electric Co.	Trans-matic Manufacturing, Inc.
Freightliner, Inc.	United Container Company
General Electric Co., P.L.C.	Volvo Corp.
Giddings and Lewis, Inc.	Weber Aircraft
Glaxo SmithKline	Weber-Stephen Products Co.
Goodyear Tire & Rubber Co.	Westinghouse Electric Corporation
Hartzell Propeller, Inc.	Xanoptics
Honda Motor Co., Ltd.	YORK International Corporation

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

Use of the affiliate channel has given us international reach to service a global customer base. In addition to broad market coverage, our affiliate channel provides significant benefits to us and our customers. For example, the affiliates provide us with a variable cost sales channel. We record sales commissions payable to our affiliates over the period in which the license fees are recognized. Our indirect sales channel has a relatively low fixed cost to maintain but a higher variable cost in periods of higher licensing revenue. This model has contributed to our profitability in periods of relatively soft licensing activity.

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

Product Licensing Agreements

We license our software products under a license agreement, which the ultimate customer typically executes directly with us rather than with the affiliate. The license agreements restrict use of the software to specified purposes. We grant access to our software through the use of a license key, which will allow the user access to the software based on their defined agreement including the type of license, product mix and number of users for each product.

We currently offer software products under an annual renewal term license or perpetual license depending on the type of product purchased. Under our annual renewal term license, the customer pays an initial license fee and an annual license fee for the right to use the software over the initial agreement period, typically twelve months. Our customers may renew the license for an additional one-year period upon payment of the annual license fee in subsequent years. The annual renewal term license agreements are executed in most cases with the purchase of our IBM iSeries platform products. Under a perpetual license, our customer pays an initial license fee for the right to use the software perpetually.

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

For customers operating under our annual renewal term licenses, the payment of the annual license fee provides the customer with annual software support services. Additionally, customers operating under our perpetual licenses can pay an annual support fee, which provides for annual software support services. The support services under both licenses entitle the customer to receive minor enhancements to the products developed during the year, bug fixes and technical assistance.

Professional Services.    Affiliates provide implementation-consulting services on a project-consulting basis on-site to assist customers in the installation and use of our products, whether entire systems are implemented or individual applications are installed to augment existing applications. During fiscal 2001, we launched our professional services organization to provide global consulting and implementation support that enhances and supplements those service areas of our affiliates, particularly in new or complicated application areas. We do not record revenues related to these services provided by our affiliates. We have developed educational materials and instructions for our affiliates to use in customer classroom environments. We intend to provide additional tools to assist affiliates and customers in simplifying the implementation effort. We also provide project management support services to assist affiliates in managing multi-site and multi-territory implementation efforts and supplement the affiliates’ expertise in new application areas until such time as affiliates are able to upgrade their skills and our assistance is no longer required. Certification programs ensure that our affiliates maintain the appropriate skills for our offerings.

Proprietary Rights and Technology

Our success and ability to compete depend heavily on our proprietary technology, including our software. Our software is protected as a copyrighted work. In addition, much of the source code for our software is protected as a trade secret. We provide our products to customers under a non-exclusive license. We also generally enter into confidentiality or license agreements with third parties and control access to and distribution of our software, documentation and other proprietary information. We presently have no patents or patent applications pending. We rely upon license or joint development agreements with solution partners to allow us to use technologies that they develop. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance—An inability to protect our proprietary rights and avoid claims that we infringe the proprietary rights of others could materially harm our business.”

Competition

The market for business software within the manufacturing industry is highly competitive and changes rapidly. The market activities of industry participants, such as new product introductions, frequently result in increased competition. We target our products and related services primarily at the market for business applications software for manufacturing establishments with annual sales between $20 million and $1 billion. Current and prospective competitors offer a variety of products that address this and similar markets. We primarily compete with a large number of independent software vendors, although we also compete with vendors of specialized applications. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance— The market for business software in the mid-sized manufacturing industry is highly competitive, and we may be unable to increase, or even maintain, our market share.”

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

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters.

Common Stock Price

The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for each quarter of our last two fiscal years ended September 30, 2001.

	High	Low
Fiscal 2000
First Quarter	$13.75	$7.00
Second Quarter	20.00	1.75
Third Quarter	16.00	4.00
Fourth Quarter	7.69	3.06

Fiscal 2001
First Quarter	$7.63	$3.75
Second Quarter	9.13	4.00
Third Quarter	6.35	2.85
Fourth Quarter	7.77	5.00

Holders

As of December 3, 2001, there were approximately 500 record holders of our common stock, and we estimate that there were approximately 3,100 beneficial owners of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund future development and growth, the operation of our business, and to repay amounts outstanding under our bank credit facility. Additionally, covenants in our bank credit facility prohibit the payment of cash dividends. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 9 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Item 6.     Selected Financial Data.

The tables on the following pages present selected statement of operations and balance sheet data for the fiscal years ended and as of September 30, 1997, 1998, 1999, 2000, and 2001. We have derived the selected financial data for those periods and as of those dates from our financial statements that have been audited by PricewaterhouseCoopers LLP, our independent accountants. You should read this selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

In July 2002, we concluded that our annual renewable term license agreements for our IBM iSeries platform products are short-term time-based licenses that should be accounted for pursuant to AICPA Technical Practice Aid (“TPA”) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition”

issued in May 2000. In accordance with TPA 5100.53, we would not be able to objectively demonstrate the vendor-specific objective evidence (VSOE) of fair value of post-contract customer support (PCS) due to the short-term timeframe and we were unable to apply the “residual method” set forth in SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,’” which was our prior accounting practice. We concluded that we should recognize the initial license fee and related expenses for our annual renewable term license agreements ratably over the twelve-month license term as provided for in TPA 5100.53 and paragraph 12 of SOP 97-2, “Software Revenue Recognition.”

As discussed in Note 3 of the notes to our consolidated financial statements in “Item 8. Financial Statement and Supplementary Data” we have restated our financial statements as of and for the fiscal years ended September 30, 2000 and 2001 and revised our accounting to conform to TPA 5100.53 effective June 1, 2000. The effect of the restatement involves only the timing of when certain license revenues and direct costs are recognized. Direct costs included in the adjustments for the restatement include royalty expense for our solution partner-developed products and commission fees paid to our affiliates. Other sales costs were recorded as period expenses. The total revenues to be recognized over the life of the contract from sales of our software under these annual renewable term licenses will be unchanged. In restating our statements of operations, we recorded a decrease in our license revenue of $21.7 million, a reduction of our royalty expense in cost of license revenue of $3.1 million, and a reduction of our sales commissions in selling and marketing expenses of $8.8 million for the fiscal year ended September 30, 2000. In the aggregate for the fiscal year ended September 30, 2000, the adjustments and related tax effects increased the previously reported net loss by $6.0 million from $11.7 million to $17.7 million, and increased the previously reported basic and diluted net loss by $0.33 per share from $0.66 per share to $0.99 per share. For the fiscal year ended September 30, 2001, we recorded an increase in our license revenue of $435,000, a reduction of our royalty expense in cost of license revenue of $1.1 million, and an increase of our sales commissions in selling and marketing expenses of $1.6 million. In the aggregate for the fiscal year ended September 30, 2001, the adjustments and related tax effects increased previously reported net loss by $13,000. The adjustments related to our royalty expenses are impacted by the mix of license revenues recognized for internally-developed products compared to solution partner-developed products. Similarly, the adjustments related to our sales commissions are impacted by the mix of license revenues recognized for products sold by our affiliates compared to products sold by our direct sales organization.

Additionally, we made certain revisions to the balance sheets and statements of cash flows as of September 30, 2000 and September 30, 2001 related to the restatement discussed above. These revisions are discussed in Note 3 of the notes to our consolidated financial statements.

We were incorporated in Massachusetts in 1980 under the name Marcam Corporation. On July 29, 1997, we distributed to our shareholders, in a tax-free distribution which we refer to as the Distribution, all of the capital stock of our subsidiary, Marcam Solutions, Inc., and changed our name to MAPICS, Inc. As a result of the Distribution, Marcam Solutions owns and operates some of the software product lines that we had owned and operated before the Distribution, while we continue to own and operate the ERP for iSeries product line. We prepared the statements of operations data for the fiscal year ended September 30, 1997 using Marcam Corporation’s historical results of operations of the business related to the ERP for iSeries product line. This financial statement data is combined and generally reflects the results of operations and financial position of the MAPICS business as if it were a separate entity for this period. We allocated some costs and expenses presented in the financial statement data for the year ended September 30, 1997 based on our estimates of the costs of services that Marcam Corporation provided to the MAPICS business. We believe these allocations are reasonable. However, the financial statement data may not necessarily reflect our results of operations and financial position in the future or what they would have been had the MAPICS business been a separate entity during the fiscal year ended September 30, 1997. The statements of operations data for the fiscal years ended September 30, 1998, 1999, 2000, and 2001 and the balance sheet data as of September 30, 1997, 1998, 1999, 2000, and 2001 are consolidated and consist solely of the separate financial statements of MAPICS, Inc. and our subsidiaries.

We calculated net income per common share presented in the statements of operations for the fiscal year ended September 30, 1997 using the capital structure of Marcam Corporation for the period prior to the Distribution, including the weighted average number of common shares and common equivalent shares, giving effect to the Distribution on a pro forma basis for the period prior to the Distribution. See Note 2 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further information concerning the computation and presentation of net income (loss) per common share for the fiscal years ended September 30, 1999, 2000, and 2001.

	Fiscal Years Ended September 30,
	1997	1998	1999	2000	2001
	(In thousands, except per share data)
	(As reported)	(As reported)	(As reported)	(As restated)	(As restated)
Statements of Operations Data:
Revenue:
License	$56,368	$79,189	$71,195	$40,986	$47,675
Services	39,036	50,552	63,523	77,690	90,476

Total revenue	95,404	129,741	134,718	118,676	138,151

Operating expenses:
Cost of license revenue	9,816	13,108	13,689	12,438	16,437
Cost of services revenue	11,838	14,873	19,012	31,176	35,427
Selling and marketing	31,905	48,111	51,601	41,293	41,563
Product development	10,259	15,073	18,083	16,375	17,277
General and administrative	8,256	8,884	12,673	17,427	14,635
Amortization of goodwill	—	—	—	6,959	35,121
Acquisition costs	—	—	—	12,958	(1,981)
Restructuring costs	—	—	—	2,125	—

Total operating expenses	72,074	100,049	115,058	140,751	158,479

Income (loss) from operations	23,330	29,692	19,660	(22,075)	(20,328)
Interest income (expense), net	(218)	760	1,801	(1,885)	(2,099)

Income (loss) before income tax expense (benefit)	23,112	30,452	21,461	(23,960)	(22,427)
Income tax expense (benefit) (1)	(6,004)	11,724	8,262	(6,239)	4,533

Net income (loss)	$29,116	$18,728	$13,199	$(17,721)	$(26,960)

Net income (loss) per common share (basic)	$1.79	$1.01	$0.70	$(0.99)	$(1.48)

Net income (loss) per common share (diluted)	$1.47	$0.81	$0.62	$(0.99)	$(1.48)

Weighted average number of common shares outstanding (basic)	16,239	18,579	18,943	17,896	18,223

Weighted average number of common shares and common equivalent shares outstanding (diluted)	19,810	23,100	21,444	17,896	18,223

(1)
We retained certain favorable income tax attributes in connection with the separation of Marcam Corporation into two companies in 1997 and realized certain of these attributes, which were recorded as income tax benefits at that time. We recorded an income tax benefit of $14.9 million during the quarter ended September 30, 1997 related to these matters. Excluding this income tax benefit, net income for the fiscal year ended September 30, 1997 was $14.2 million, or $0.88 per share (basic) and $0.72 per share (diluted). Additional future income tax benefits related to these attributes may be realized in future periods when and if they become certain.

	As of September 30
	1997	1998	1999	2000	2001
	(In thousands)
	(As reported)	(As reported)	(As reported)	(As restated)	(As restated)
Balance Sheet Data:
Cash and cash equivalents	$5,562	$33,442	$21,351	$12,175	$18,077
Working capital (deficit) (1)	(12,413)	12,282	6,487	(34,455)	(30,232)
Total assets (2)	76,970	110,042	95,394	156,931	115,153
Long-term liabilities	—	—	155	21,245	6,145
Shareholders’ equity (3)	24,707	46,941	38,259	26,392	243

(1)
Excluding $25.1 million, $31.1 million, $29.0 million, $45.8 million and $45.8 million of deferred expense and revenue as of September 30, 1997, 1998, 1999, 2000, and 2001, working capital would have been $12.7 million, $43.4 million, $35.5 million, $11.4 million and $15.6 million as of those dates. Working capital (deficit) as of September 30, 2000 and 2001 includes $10.3 million and $13.1 million of the current portion of our long term debt.

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

(3)
Shareholders’ equity amounts as of September 30, 1998, 1999, 2000, and 2001 are reduced by the cost of treasury stock of $1.3 million, $22.4 million, $17.1 million, and $15.4 million. Shareholders’ equity as of September 30, 2001 reflects the effects of a $26.0 million impairment loss on goodwill and other intangible assets related to the two acquisitions in fiscal 2000.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data”, which reflect or contain our restated audited consolidated financial statements for the fiscal years ended September 30, 2000 and 2001. This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed below in “—Factors Affecting Future Performance” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “Item 1. Business.”

The terms “fiscal 1999,” “fiscal 2000,” and “fiscal 2001” refer to our fiscal years ended September 30, 1999, 2000, and 2001. The term “fiscal 2002” refers to our fiscal year ending September 30, 2002.

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

Our results of operations for fiscal 2000 and fiscal 2001 were, and future periods may be, negatively affected by the following items related to our acquisition of Pivotpoint:

•
A significant portion of the total purchase price was allocated to goodwill and other intangible assets, which negatively impacted our operating results for fiscal 2000 and fiscal 2001 due to the recognition of amortization expense. Amortization of goodwill is presented in a separate line item in the statement of operations, while amortization of acquired technology and other intangible assets is included in cost of license revenue. In fiscal 2001, amortization expense included the recognition of the impairment of goodwill and intangible assets relating primarily to the Pivotpoint acquisition. As further explained under “Recently Issued Pronouncements”, we are adopting Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” as of October 1, 2001 and consequently will stop amortizing goodwill.

•
We financed a significant portion of the total purchase price with borrowings from a term loan pursuant to a bank credit facility. Interest expense and principal repayments associated with these borrowings have had, and will continue to have; a negative impact on our earnings and cash flows while the debt is outstanding.

•	We have incurred and will continue to incur incremental operating expenses associated with the acquired Pivotpoint business.

Results of Operations, as Restated

In July 2002, we concluded that our annual renewable term license agreements for our IBM iSeries platform products are short-term time-based licenses that should be accounted for pursuant to AICPA Technical Practice Aid (“TPA”) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition” issued in May 2000. In accordance with TPA 5100.53, we would not be able to objectively demonstrate the vendor-specific objective evidence (VSOE) of fair value of post-contract customer support (PCS) due to the short-term timeframe and we were unable to apply the “residual method” set forth in SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,’” which was our prior accounting practice. We concluded that we should recognize the initial license fee and related expenses for our annual renewable term license agreements ratably over the twelve-month license term as provided in TPA 5100.53 and paragraph 12 of SOP 97-2, “Software Revenue Recognition.”

As discussed in Note 3 of the notes to our consolidated financial statements in “Item 8. Financial Statement and Supplementary Data”, we have restated our financial statements as of and for the fiscal years ended September 30, 2000 and 2001 and revised our accounting to conform to TPA 5100.53 effective June 1, 2000. The effect of the restatement involves only the timing of when certain license revenues and direct costs are recognized. Direct costs included in the adjustments for the restatement include royalty expense for our solution partner-developed products and commission fees paid to our affiliates. Other sales costs were recorded as period expenses. The total revenues to be recognized over the life of the contract from sales of our software under these annual renewable term licenses will be unchanged. In restating our statements of operations, we recorded a decrease in our license revenue of $21.7 million, a reduction of our royalty expense in cost of license revenue of $3.1 million, and a reduction of our sales commissions in selling and marketing expenses of $8.8 million for the fiscal year ended September 30, 2000. In the aggregate for the fiscal year ended September 30, 2000, the adjustments and related tax effects increased the previously reported net loss by $6.0 million from $11.7 million to $17.7 million, and increased the previously reported basic and diluted net loss by $0.33 per share from $0.66 per share to $0.99 per share. For the fiscal year ended September 30, 2001, we recorded an increase in our license revenue of $435,000, a reduction of our royalty expense in cost of license revenue of $1.1 million, and an increase of our sales commissions in selling and marketing expenses of $1.6 million. In the aggregate for the fiscal year ended September 30, 2001, the adjustments and related tax effects increased previously reported net loss by $13,000. The adjustments related to our royalty expenses are impacted by the mix of license revenues recognized for internally developed products compared to solution partner-developed products. Similarly, the adjustments related to our sales commissions are impacted by the mix of license revenues recognized for products sold by our affiliates compared to products sold by our direct sales organization.

Additionally, we made certain revisions to the balance sheets and statements of cash flows as of September 30, 2000 and September 30, 2001 related to the restatement discussed above. These revisions are discussed in Note 3 of the notes to our consolidated financial statements.

The following table presents our restated statements of operations data as a percentage of total revenue for the fiscal years ended September 30, 1999, 2000, and 2001.

	Years Ended September 30,
	1999	2000	2001
	(As Reported)	(As Restated)	(As Restated)
Revenue:
License	52.8%	34.5%	34.5%
Services	47.2	65.5	65.5

Total revenue	100.0	100.0	100.0

Operating expenses:
Cost of license revenue	10.2	10.5	11.9
Cost of services revenue	14.1	26.3	25.6
Selling and marketing	38.3	34.8	30.1
Product development	13.4	13.8	12.5
General and administrative	9.4	14.7	10.6
Amortization of goodwill	—	5.9	25.4
Acquisition costs	—	10.9	(1.4)
Restructuring costs	—	1.8	—

Total operating expenses	85.4	118.7	114.7

Income (loss) from operations	14.6	(18.7)	(14.7)
Interest income	1.4	0.9	0.6
Interest expense	(0.1)	(2.5)	(2.1)

Income (loss) before income tax expense (benefit)	15.9	(20.3)	(16.2)
Income tax expense (benefit)	6.1	(5.3)	3.3

Net income (loss)	9.8%	(15.0)%	(19.5)%

Summary.    For fiscal 2001, we recorded a net loss of $27.0 million or $1.48 per common share (diluted), which included accelerated amortization of goodwill, intangible assets and software development costs and acquisition costs, which totaled $35.0 million before income taxes. Excluding these costs, net income was $7.6 million, or $0.37 per common share (diluted). For fiscal 2000, we recorded a net loss of $17.7 million or $0.99 per common share (diluted). The net loss was primarily the result of $7.0 million of amortization of goodwill and $18.2 million of acquisition costs, restructuring costs and other special items before income taxes, primarily related to the acquisition of Pivotpoint. Excluding these costs, net income was $888,000, or $0.04 per common share (diluted).

Total revenue increased $19.5 million or 16.4% from fiscal 2000 to fiscal 2001. Total revenue decreased $16.0 million or 11.9% from fiscal 1999 to fiscal 2000. Operating expenses including amortization of goodwill, acquisition costs, restructuring costs and other special items increased $17.7 million or 12.6% from fiscal 2000 to fiscal 2001. Operating expenses excluding these costs increased $7.9 million or 6.9% from fiscal 2000 to fiscal 2001. The increase in operating expenses was a result of an increase in direct costs related to license revenue recognized for deferred license contracts offset by actions we took to reduce headcount and control discretionary spending. Operating expenses including amortization of goodwill, acquisition costs, restructuring costs and other special items increased $25.7 million or 22.3% from fiscal 1999 to fiscal 2000. Excluding these costs, operating expenses remained essentially unchanged from fiscal 1999 to fiscal 2000. Operating expenses in fiscal 2000 increased as a result of the Pivotpoint acquisition but these increases were offset by the deferral of direct costs related to license revenue that we deferred to future periods.

The following table reconciles our net income excluding amortization of goodwill, acquisition costs, restructuring costs and other special items to our net income under generally accepted accounting principles for fiscal years 1999, 2000, and 2001:

	Years Ended September 30,
	1999	2000	2001
	(in thousands)
	(As reported)	(As restated)	(As restated)
Net income (loss) before income tax expense (benefit)	$21,461	$(23,960)	$(22,427)
Add Back:
Amortization of goodwill	—	6,959	35,121
Acquisition costs	—	12,958	(1,981)
Restructuring costs	—	2,125	—
Costs for termination of technology distribution agreements	—	2,290	—
Special compensation	—	500	—
Write-off of software development costs and intangible assets	—	327	1,811

Adjusted net income (loss) before income tax expense (benefit)	$21,461	$1,199	$12,524
Income tax expense	8,262	311	4,927

Effective income tax rate	38.5%	25.9%	39.3%
Adjusted net income	$13,199	$888	$7,597

Adjusted net income per common share (diluted)	$0.62	$0.04	$0.37

Weighted average number of common shares outstanding (diluted)	21,444	20,157	20,274

As stated above, our fiscal 2000 results included $18.2 million in acquisition costs, restructuring costs and other special items, the majority of which relate to our acquisition of Pivotpoint during fiscal 2000. Our fiscal 2001 results included a benefit of $170,000 in acquisition costs, restructuring costs, and other special items. The following table details the classification of these costs within our statement of operations for fiscal 2000 and fiscal 2001.

	Cost of License Revenue	General and Administrative Expenses	Acquisition Costs	Restructuring Costs	Total
	(in thousands)
Year Ended September 30, 2000:
Write-off of capitalized software costs and in process research and development costs	$327	$—	$7,592	$—	$7,919
Write-off of prepaid royalties	—	—	4,116	—	4,116
Costs for termination of technology distribution agreements	—	2,290	919	—	3,209
Special compensation	—	500	—	—	500
Severance and personnel related costs	—	—	—	1,153	1,153
Costs of abandonment of excess office space	—	—	—	972	972
Other assets	—	—	331	—	331

Total Fiscal 2000	$327	$2,790	$12,958	$2,125	$18,200

Year Ended September 30, 2001:
Settlement of third party royalty agreement	$—	$—	$(1,981)	$—	$(1,981)
Write-off of software development costs and intangible assets	1,811	—	—	—	1,811

Total Fiscal 2001	$1,811	$—	$(1,981)	$—	$(170)

Revenue.    We generate a significant portion of our total revenue from licensing software, which is conducted principally through our global network of independent affiliates. The affiliates provide the principal channel through which we license our software. However, the ultimate customer typically executes a license agreement directly with us rather than the affiliate. We currently offer software products under an annual renewable term license or a perpetual license depending on the type of product purchased. Under our annual renewable term license, the customer pays an initial license fee and an annual license fee for the right to use the software over the initial license period, typically twelve months. Our customers may renew the license for an additional one-year period upon payment of the annual license fee in subsequent years. The annual renewable term license agreements are executed in most cases with the purchase of our IBM iSeries platform products. Under a perpetual license, our customer pays an initial license fee for the right to the software.

When we first license our iSeries product line, we receive both an initial license fee and an annual license fee. We recognize the initial license fee as license revenue ratably over the initial license period, which is generally twelve months. In addition, customers must pay an annual license fee, which entitles the customer to continuing use of the software and customer support services as available. We record these fees as services revenue and recognize this revenue ratably over twelve months. If a customer does not pay its annual license fee the following year, it is no longer entitled to use our software and we may terminate the agreement. We believe this licensing arrangement provides a source of recurring revenue from our installed base of iSeries customers and enables our customers to take advantage of new releases and enhancements of our software. Additional software products or applications are not included as part of the annual license fee and are available for an additional initial and annual license fee.

With regards to our other software products, we license them on a perpetual basis. Customers must pay an initial license fee and an annual support fee in the first year. We record initial license fees for perpetual licenses as license revenue and typically recognize them upon delivery of the software to the ultimate customer, provided collection is probable. The annual support fee entitles the customer to receive annual support services, as available. We record these fees as services revenue and recognize this revenue ratably over the term of the periodic agreement.

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

We also offer educational courses and training materials to our customers and affiliates. These consulting and implementation services and educational courses are included in services revenue, and revenue is recognized when services are provided.

License revenue increased $6.7 million or 16.3% from $41.0 million in fiscal 2000 to $47.7 million in fiscal 2001. The increase was primarily due to the recognition of license revenue in fiscal 2001 that was deferred from license contracts signed in fiscal 2000. As stated above, we restated our financial statement to be in compliance with TPA 5100.53 as of June 2000, and as a result we deferred approximately $21.7 million of license revenue in fiscal 2000, which we recognized as license revenue in fiscal 2001. During the majority of fiscal 2001, we experienced worldwide hesitancy by customers and prospects to commit to new investments, a slowdown in the growth of the market for enterprise applications and a general slowdown in the global economy. Furthermore, we experienced sales issues associated with the attacks of September 11, 2001 and the events that followed that delayed numerous transactions, some indefinitely, that we had expected to complete by the close of the fiscal year. As a result of the economic conditions, the amount of license revenue deferred in fiscal 2001 that we will recognize in future periods is lower than the amount that we would have deferred in fiscal 2000 had we applied TPA 5100.53 for that full fiscal year. We deferred approximately $21.3 million of revenue in fiscal 2001, which we will be recognizing in future periods.

License revenue decreased $30.2 million or 42.4% from fiscal 1999 to fiscal 2000. In fiscal 2000, license revenue was adversely affected by our compliance with TPA 5100.53, which caused us to defer approximately $21.7 million in revenue to be recognized in future periods.

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

Primarily as a result of changes in the mix of our license revenue resulting from products acquired in our acquisition of Pivotpoint, a decrease in license revenue as a percentage of total revenue, and expansion of our professional services business, we are experiencing shifts in our mix of revenue. Services revenue as a percentage of total revenue has increased from 47.2% in fiscal 1999 to 65.5% in fiscal 2000 and in fiscal 2001. As we continue to expand our professional services business, we expect that services revenue will continue to be an increasing percentage of our total revenue.

Our operations are conducted principally in 1) North America, 2) EMEA, and 3) LAAP. The following table shows the percentage of license, services, and total revenue contributed by each of our primary geographic markets:

	Years Ended September 30,
	1999	2000	2001
	(As Reported)	(As Restated)	(As Restated)
North America
License Revenue	69.2%	74.8%	73.8%
Services Revenue	72.2	76.1	79.2
Total Revenue	70.6	75.8	77.4
EMEA
License Revenue	20.2	17.9	17.7
Services Revenue	21.1	17.5	15.9
Total Revenue	20.6	17.6	16.6
LAAP
License Revenue	10.6	7.3	8.5
Services Revenue	6.7	6.4	4.9
Total Revenue	8.8	6.6	6.0
MAPICS, Inc.
License Revenue	100.0	100.0	100.0
Services Revenue	100.0	100.0	100.0
Total Revenue	100.0%	100.0%	100.0%

Additional information about our operations in these geographical areas is presented in Note 17 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Cost of License Revenue.    Cost of license revenue consists primarily of royalties that we pay to solution partners for products we license, amortization of computer software costs, amortization of intangibles related to the Pivotpoint acquisition, and amortization of other intangible assets. We license from our solution partners complementary software products or technology that have been integrated into and sold with our product line. Generally, when we license a solution partner product to a customer, we pay a royalty to the solution partner and record the royalty expense in the period in which the license revenue is recognized. As a result, a significant portion of our cost of license revenue varies in direct relation to recognized license revenue based on the mix of internally developed and solution partner-developed products during a period. Through our solution partner arrangements, we have been able to enhance the functionality of our existing products and introduce new products utilizing this variable cost approach to expand our product offerings.

Amortization of computer software costs represents recognition of the costs of some of the software products we sell, including purchased software costs, technology acquired in the acquisition of Pivotpoint, capitalized internal software development costs and costs incurred to translate software into various foreign languages. We begin amortizing computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis based on the greater of the amount determined using:

•	the ratio that current period gross revenue bears to the total of current and anticipated future gross revenue; or

•
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

Cost of license revenue increased 32.2% or $4.0 million from fiscal 2000 to fiscal 2001 but decreased 9.1% or $1.3 million from fiscal 1999 to fiscal 2000. In fiscal 2001, cost of license revenue includes a write-off of $1.6 million of capitalized software development costs related to the translation of earlier versions of our software, which we discontinued to market. Additionally, included in the fiscal 2001 amortization expense is the recognition of impairment as accelerated amortization of $260,000 on identifiable intangible assets related to the Pivotpoint acquisition. Additional information about our recognition of impairment is presented in Note 9 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” In fiscal 2000, we recorded accelerated amortization of $327,000 on capitalized translation costs that we believed were unrecoverable through future license fees. Excluding the aforementioned write-offs, cost of license revenue increased 20.8% from fiscal 2000 to fiscal 2001 and decreased 11.5% from fiscal 1999 to fiscal 2000.

Excluding the write-offs, the increase in cost of license revenue in fiscal 2001 was primarily the effect of two factors. First, product royalty expense increased due to the recognition of royalty expense from deferred license contracts and also due to a change in the mix of products sold, including a higher percentage of products developed by solution partners. During fiscal 2000 and 2001, the mix of products that we licensed to our customers has included increasing percentages of solution partner-developed products. As a result, product royalty expense has increased as a percentage of license revenue. Based on the product mix of license contracts in fiscal 2001, we expect product royalty expense to continue to increase as a percentage of license revenue. Second, in fiscal 2001, cost of license revenue increased due to a full year of amortization of intangible assets related to the Pivotpoint acquisition.

Excluding the write-offs, the decrease in cost of license revenue in fiscal 2000 compared to fiscal 1999 was primarily due to a decrease in our license revenue, which resulted in a decrease in our direct costs, including product royalty expense. The decrease in license revenue was attributed to the Year 2000 event as a result of accelerated purchases in fiscal 1998 and 1999 and our compliance with TPA 5100.53 as of June 1, 2000, which resulted in deferral of a portion of our license revenue and direct costs over the term of our initial license agreement. We deferred approximately $3.1 million in product royalty expense from fiscal 2000 to future periods.

We expect cost of license revenue to vary from period to period based on the mix of products licensed between internally developed products and solution partner-developed products and the timing of computer software amortization costs.

Cost of Services Revenue.    Cost of services revenue consists primarily of:

•	personnel costs related to the ongoing maintenance and support of our products;

•	fees paid to affiliates outside our North American region to provide support services in those regions;

•	fees paid to solution partners to provide similar support services with respect to their products;

•	personnel costs related to implementation, consulting, and education services we provide; and

•	costs of distributing our software products.

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

Selling and Marketing Expenses.    Selling and marketing expenses consist primarily of recognized commission fee expense to our independent affiliates, compensation of our sales and marketing personnel, and direct costs associated with selling programs and marketing campaigns. We defer sales commission fee expense on sales of time-based iSeries licenses and amortize these costs ratably with the related revenue. For perpetual licenses, we expense commissions in the period in which the sale is completed and the license revenue is recorded.

Selling and marketing expenses increased $270,000 or 0.7% from fiscal 2000 to fiscal 2001. This increase in selling and marketing expenses was primarily due to sales commission fees recognized in relation to the increased license revenue recognized in fiscal 2001, partially offset by a decrease in marketing program spending. From fiscal 1999 to fiscal 2000, selling and marketing expenses decreased 20.0% or $10.3 million. This decrease was primarily due to the decrease in our license revenue, which resulted in a decrease in our direct costs, including sales commissions. The decrease in license revenue was attributed to the Year 2000 event as a result of accelerated purchases in fiscal 1998 and 1999 and our compliance with TPA 5100.53 as of June 1, 2000, which resulted in deferral of a portion of our license revenue and direct costs over the term of our initial license agreement. We deferred approximately $8.8 million in affiliate fee commissions in fiscal 2000 to future periods. We believe that affiliate commissions will fluctuate from period to period based on the level of involvement of our direct sales organization and level of sales.

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

The following table shows information about our product development expenses during the last three fiscal years:

	Years Ended September 30,			Change from Prior Year
	1999	2000	2001	2000	2001
	(Dollars in thousands)
Product development costs	$20,137	$19,927	$21,299	(1.0)%	6.9%
Software translation costs	2,280	3,872	2,098	69.8%	(45.8)%

	22,417	23,799	23,397	6.2%	(1.7)%

Less:
Capitalized product development costs	(3,771)	(4,660)	(5,358)
Capitalized software translation costs	(2,002)	(2,764)	(762)

	(5,773)	(7,424)	(6,120)

Plus:
Write-off of capitalized product development costs	1,439	—	—

Product development expenses	$18,083	$16,375	$17,277

As a percentage of total revenue	13.4%	13.8%	12.5%	(9.4)%	5.5%

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

Overall product development expenses increased 5.5% from $16.4 million in fiscal 2000 to $17.3 million in fiscal 2001 and, as a percentage of total revenue, decreased from 13.8% in fiscal 2000 to 12.5% in fiscal 2001. During fiscal 1999, we wrote off $1.4 million of capitalized software development costs due to a change in product development approach. Excluding this write-off, product development expenses decreased slightly from $16.6 million in fiscal 1999 to $16.4 million in fiscal 2000.

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

•
$2.3 million for the write-off of non-productive technology-related assets. These assets largely represent royalties for technology that we believe will not be recovered through future sales of the related products; and

•	$500,000 for compensation expense recorded in connection with the acquisition of Pivotpoint.

Included in the fiscal 2001 general and administrative costs was $2.3 million in bad debt expense, an increase of $1.0 million or 86.2% from fiscal 2000. The increase in bad debt expense was a result of the general slowdown in the global economy, particularly in the manufacturing sector, during fiscal 2001. The increase in the bad debt expense was primarily offset by lower foreign exchange losses in fiscal 2001 compared to fiscal 2000.

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

Based on these circumstances, in the fourth quarter of fiscal 2001 we assessed the recoverability of our goodwill pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We reviewed the identifiable undiscounted future cash flows including the estimated residual value to be generated by the assets to be held and used by the businesses acquired in fiscal 2000 at their asset grouping level. These cash flows were below the carrying value of the assets recorded. Consequently, we recognized an impairment as accelerated amortization of $25.7 million, the amount by which the carrying value of the goodwill exceeded its estimated value using the discounted cash flow method. Additional information about our recognition of impairment is presented in Note 9 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Acquisition Costs.     Acquisition costs were $13.0 million in fiscal 2000 and a recovery of $2.0 million in fiscal 2001. We had no acquisition costs in fiscal 1999.

We acquired Pivotpoint, Inc. on January 12, 2000 for $48.0 million in cash. This strategic acquisition enabled us to immediately expand our manufacturing solutions across additional platforms to include two enterprise resource planning foundations that streamline business processes for manufacturing, customer service, engineering, supply chain planning and financial reporting. The solutions support international and multi-site operations on a variety of platforms, including the IBM eServer iSeries 400, Windows NT, UNIX and Linux. We also offer supply chain management, collaborative commerce and enterprise asset management systems and functionality designed to enable companies to link members of their supply chain to send and receive valuable real-time information to improve business decision-making at all levels.

During fiscal 2000, as a result of our acquisition of Pivotpoint, we evaluated the functionality of Pivotpoint’s existing solutions, including the Windows NT based enterprise asset management system, the advanced planning and scheduling, or APS, solution and the customer relationship management solution against our current product offering. As a result, we recorded costs of $13.0 million related to certain technology related assets. The majority of the these costs consisted of the following:

•	$1.4 million of in-process research and development for technology acquired in connection with the Pivotpoint acquisition;

•
$4.4 million for the write-down of capitalized computer software costs related to our APS solution. Following the acquisition of Pivotpoint, we had two APS solutions among our product offerings. After an extensive evaluation of both products, we selected Pivotpoint’s Thru-Put product as our APS solution because of the product’s e-business capabilities, quick implementation, return on investment for customers, ease of use and best-of-breed functionality. Furthermore, we discontinued marketing our current APS offering. Accordingly, we wrote down the computer software costs and other assets relating to our former APS product;

•
$1.5 million for the write-down of computer software costs related to our discontinuance of development activities to re-engineer our iSeries applications to the Windows NT server platform. Prior to the acquisition of Pivotpoint, we were engaged in product development activities to re-engineer our iSeries applications to the Windows NT server platform. We made the decision to discontinue our NT development effort for the iSeries applications because Pivotpoint’s ERP application, Point.Man, runs on multiple platforms, including Windows NT, UNIX, and Linux. Accordingly, we wrote down the computer software costs related to our NT development;

•
$4.1 million related to the write-off of prepaid royalties and termination of an agreement for integrating a third party customer relationship management solution into our offerings. As a result of products acquired in the Pivotpoint acquisition, we discontinued our efforts to integrate customer relationship management functionality into our iSeries offering; and

•
$919,000 related to royalties for the early termination of a software distribution agreement related to our discontinuance of development activities to re-engineer our iSeries applications to the Windows NT Server platform and development of our APS solutions.

During fiscal 2001, we recorded a net benefit in acquisition costs of $2.0 million as a result of a settlement agreement with a third party in May 2001 resolving a dispute regarding payment of royalties for certain proprietary software and documentation to be re-licensed by us. In fiscal 2000, we had charged the write-off of pre-paid royalties and capitalized software relating to this software to acquisition costs. Under the terms of the settlement, the third party paid us $2.2 million for the software and related costs. The settlement was offset by $219,000 of liabilities relating to this software product.

For the fiscal year ended September 30, 2001, we had a remaining liability of $234,000 related to these acquisition costs. Additional information regarding acquisition costs and the remaining liability is presented in Note 5 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Restructuring Costs.    We recorded restructuring costs of $2.1 million in fiscal 2000. We recorded no restructuring and other items in fiscal 1999 or fiscal 2001.

After the Pivotpoint acquisition, we re-evaluated our overall product strategy and directed greater efforts towards the e-business, supply chain management and Windows NT products. As a result of several changes in product strategy, we incurred restructuring costs of $1.2 million for the reduction of our employee base by approximately 10% primarily related to the development activities for our iSeries products and $972,000 for the abandonment of excess office space. These restructuring actions resulted in reductions in our development spending for the iSeries products, our costs incurred for leased office space, and future amortization for certain purchased software. The effects of these actions were realized during fiscal 2001. For the fiscal year ended September 30, 2001, we had a remaining liability of $199,000 relating to these restructuring actions. Additional information regarding the restructuring costs and the remaining liability is presented in Note 5 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Interest Income and Interest Expense.    Interest expense was $2.9 million for both fiscal 2000 and fiscal 2001. Interest expense in fiscal 2000 increased significantly beginning in January 2000 as a result of borrowings under our bank credit facility. Interest expense principally includes 1) interest on our term loan based on our lender’s base rate or LIBOR plus a predetermined margin, 2) the difference between interest paid and interest received under our interest rate protection arrangement, 3) commitment fees on the unused portion of our revolving credit facility, and 4) amortization of debt issuance costs. The weighted average interest rate for fiscal 2000 and fiscal 2001 was 9.9% and 10.2%. See “—Liquidity and Capital Resources.”

Income Tax Expense (Benefit).    The effective tax rates for fiscal 1999, fiscal 2000, and fiscal 2001 were 38.5%, (26.0)%, and 20.2%. The effective tax rates for fiscal 2000 and 2001 differ from the statutory federal rate of 35.0% principally due to the effect of amortization of goodwill and other intangible assets that are not deductible for income tax purposes. We have amortized a significant portion of the goodwill and other intangible assets related to our acquisitions during fiscal 2000, adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of October 1, 2001 and therefore will not be amortizing the remaining portion of goodwill. Accordingly, we expect our effective tax rate in future periods to be consistent with the statutory rates. The effective tax rate for fiscal 1999 differs from the statutory federal income tax rate of 35.0% principally due to the impact of state and foreign income taxes.

Liquidity and Capital Resources, as Restated

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

The following tables show information about our cash flows during the last three fiscal years and selected balance sheet data as of September 30, 2000 and 2001. You should read these tables and the discussion that follows in conjunction with our statements of cash flows and balance sheets contained in “Item 8. Financial Statements and Supplementary Data.”

	Summary of Cash Flows Fiscal Years Ended September 30,
	1999	2000	2001
	(in thousands)
	(As reported)	(As restated)	(As restated)
Net cash provided by operating activities before changes in operating assets and liabilities	$30,871	$10,707	$27,656
Changes in operating assets and liabilities	(7,693)	9,850	(4,415)

Net cash provided by operating activities	23,178	20,557	23,241
Net cash used for investing activities	(12,724)	(57,763)	(7,536)
Net cash provided by (used for) financing activities	(22,545)	28,030	(9,803)

Net increase (decrease) in cash and cash equivalents	$(12,091)	$(9,176)	$5,902

	Balance Sheet Data September 30,
	2000	2001
	(in thousands)
	(As restated)	(As restated)
Cash and cash equivalents	$12,175	$18,077
Working capital (deficit)	(34,455)	(30,232)
Working capital, excluding deferred expenses and revenue	11,366	15,597

Operating Activities

In fiscal 2001, net cash provided by operating activities increased 13.1% from fiscal 2000. The net loss of $27.0 million was primarily off-set by non-cash transactions, including $26.0 million in accelerated amortization of goodwill and other intangible assets, a $1.6 million write-off of capitalized software development costs, and $2.3 million in the provision for bad debts. Significant changes in operating assets and liabilities affecting operating cash flows included a $1.5 million increase in accounts receivable, a $2.9 million decrease in prepaid and other current assets primarily related to a receipt of a $2.4 million refund of income taxes and interest, and a $6.1 million increase in accounts payable, accrued expenses, and other current liabilities.

In fiscal 2000, the net loss of $17.7 million significantly contributed to the decrease in net cash provided by operating activities before changes in operating assets and liabilities. The net loss included the following significant non-cash items primarily related to the acquisition of Pivotpoint:

•
$7.9 million for the write-off of computer software costs, including but not limited to $1.4 million representing the write-off of in-process research and development costs for technology acquired in connection with the Pivotpoint acquisition, $4.4 million for the write-down of capitalized computer software costs related to our discontinued advance planning and scheduling solution, $1.5 million for the write-down of capitalized computer software costs related to our discontinued development activities to re-engineer our iSeries applications to the Windows NT server platform, and $327,000 related to the accelerated amortization of capitalized translation costs that we believed were unrecoverable through future license fees; and

•	$4.1 million related to the write off of prepaid royalties and termination of an agreement for integrating a third party customer relationship management solution into our offerings.

In fiscal 2000, changes in operating assets and liabilities affecting operating cash flows included a $21.8 million increase in deferred revenue offset by an increase in deferred cost of $12.6 million primarily as a result of our adoption of TPA 5100.53 in fiscal 2000 as discussed in Note 3 to the notes to our consolidated financial statements, a $3.0 million increase in accounts receivable as a result of an increase in license contracts, and a $1.0 million decrease in accrued expenses and other current liabilities.

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

The interest rate on the term loan portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At September 30, 2000 and September 30, 2001, the interest rate on our term loan, including the lender’s margin, was 9.9% and 5.5%. The bank credit facility required us to enter into an interest rate protection arrangement. Accordingly, we entered into an interest rate swap with a bank, which limits our exposure to fluctuations in interest rates on a significant portion of our term loan. The swap expires on December 31, 2001. Our fiscal 2000 and fiscal 2001 weighted average interest rate, including the interest rate swap, was 9.9% and 10.2%.

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

The bank credit facility, as amended, contains covenants that, among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

•	incurrence of indebtedness, liens and capital leases;

•	payment of dividends on our capital stock;

•	redemption or repurchase of our capital stock;

•	investments and acquisitions;

•	mergers and consolidations; and

•	disposition of our properties or assets outside the course of ordinary business.

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

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted using the purchase method. This statement will be effective for any business combinations that we may enter into in the future.

In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of our intent to do so. Other intangibles will be amortized over their useful lives.

As of October 1, 2001, we adopted SFAS No. 142. We expect the following significant impacts:

•
The balance of goodwill was $4.7 million at October 1, 2001. As we have discontinued amortizing goodwill as of October 1, 2001, we will have approximately $1.5 million less in amortization of goodwill in fiscal 2002 than if we had not adopted SFAS No. 142.

•
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

•
Following completion of the transitional impairment test, our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment is indicated as a result of the annual test, we will record an impairment loss as part of income from operations.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the effects of SFAS No. 143 will have on our financial position, results of operations or cash flows, but we do not anticipate any material adverse impact.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144, which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transactions reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 as of October 1, 2001 with no material adverse impact on our financial position, results of operations or cash flows.

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

Our future success depends on a number of factors, many of which are unpredictable and beyond our control. Moreover, many of these factors are likely to cause our operating results, cash flows and liquidity to fluctuate significantly from quarter to quarter in the future. These factors include, among others:

•	the size and timing of our license transactions because our license revenue in any quarter depends substantially on the number and size of orders booked and shipped to customers in that quarter;

•	the proportion of our revenue attributable to fees for licenses compared to fees for services;

•	the proportion of products we license that are developed by us versus those developed solely by a third party or by us in collaboration with a third party;

•	how much money we must spend to improve our business and expand our operations;

•	changes in the level of our operating expenses;

•	delays in the purchase of our products and services by our customers due to their capital expenditure limitations and the time they often require to authorize purchases of our products and services;

•	the demand for our products and services;

•	whether customers accept the new and enhanced products and services we offer;

•	how quickly we are able to develop or acquire new products and services that our customers require;

•	whether and how quickly alternative technologies, products and services introduced by our competitors gain market acceptance;

•	the timing of the introduction of new or enhanced products offered by our competitors or us;

•	the ability of our affiliates to sell products or service additional sales;

•	the competitive conditions in our industry;

•	whether we and our affiliates are able to hire and retain our personnel;

•	our management of fixed price contracts to deliver services;

•	our compliance with domestic and international tax regulation and treaties;

•	foreign exchange risk;

•	foreign trade agreements; and

•	prevailing conditions in the EEA marketplace and other general economic and political factors.

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

The market for business software in the mid-sized manufacturing industry is highly competitive and changes rapidly. The market activities of industry participants, such as new product introductions, frequently result in increased competition. Our competitors offer a variety of products for our target market as well as similar markets. We primarily compete with a large number of independent software vendors, including:

•	ADEXA, Inc.

•	Computer Associates, Inc.;

•	Frontstep, Inc.;

•	Geac Computer Corporation Limited;

•	Industrial & Financial Systems, AB;

•	Intentia AB;

•	i2 Technologies;

•	J.D. Edwards & Company, Inc.;

•	Manugistics, Inc.;

•	Oracle Corporation;

•	QAD, Inc.;

•	SAP AG; and

•	SynQuest, Inc.

We also compete with vendors of specialized applications. We may be unable to compete successfully with existing or new competitors.

To be successful in the future, we must respond promptly and effectively to changes in technology. We also must respond to our competitors’ innovations. Some of our competitors have significantly greater financial, marketing, service, support and technical resources than we do. Some of these competitors also have greater name recognition than we do. Accordingly, our competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements. They also may be able to devote greater resources to the development, promotion and sale of products.

We expect to face additional competition as other established and emerging companies enter the market for business software and as new products and technologies are introduced. In addition, current and potential competitors may make acquisitions or establish alliances among themselves or with others. These acquisitions or alliances could increase the ability of competitors’ products to address the needs of our current or prospective customers. As a result, new competitors or alliances among current and new competitors may emerge and rapidly gain a significant share of the EEA market. For us, this could result in fee reductions, the loss of current or prospective customers, fewer customer orders, and reduced revenue. In addition, we principally rely on our network of affiliates for the implementation of our products. If the affiliates fail to maintain sufficiently high quality standards, our reputation and competitive position could weaken. Any or all of these events could materially and adversely affect our business, financial condition and results of operations.

If we don’t respond to rapid technological change and evolving industry standards, we will be unable to compete effectively.

The market for our enterprise software products is constantly changing. These changes include, among others:

•	rapid technological advances;

•	evolving industry standards in computer hardware and software technology;

•	changes in customer requirements; and

•	frequent new product introductions and enhancements.

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

Because our quarterly product licensing activity is concentrated toward the end of each quarter, we may not accurately predict future licensing activity, cash flows, and revenues that will be available to offset planned expenses.

Our product licensing occurs predominantly in the third month of each quarter and tends to be concentrated in the latter half of that third month. As a result, our quarterly licensing activity, cash flows and revenues are difficult to predict. Delays in product delivery or in closings of sales near the end of a quarter could cause our quarterly results to fall short of the levels we anticipate. Moreover, we establish our spending levels based on our expected future operating results. If results of operations are less than we anticipate, we may not be able to reduce spending levels proportionately. As a consequence, our operating results, cash flows and liquidity will likely be adversely affected.

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

As part of our business strategy, we continually evaluate potential acquisitions of complementary technologies, products and businesses. In our pursuit of acquisitions, we may be unable to:

•	identify suitable acquisition candidates;

•	compete for acquisitions with other companies, many of which have substantially greater resources than we do;

•	obtain sufficient financing on acceptable terms to fund acquisitions;

•	complete the acquisitions on terms favorable to us;

•	integrate acquired technologies, products and businesses into our existing operations; and

•	profitably manage acquired technologies, products and businesses.

Acquisitions that we may undertake in the future involve a number of risks. Some of these risks are that:

•	technologies, products or businesses that we acquire may not perform as expected;

•	technologies, products or businesses that we acquire may not achieve levels of revenue, profitability or productivity comparable to our existing technologies, products and operations;

•	acquisitions may adversely affect our results of operations;

•	acquisitions may divert the attention of management and our resources;

•	we may experience difficulty in assimilating the acquired operations and personnel;

•	we may experience difficulty in retaining, hiring and training key personnel; and

•	we may experience difficulty retaining customers of the acquired businesses.

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

The market price of our common stock has fluctuated significantly in the past and will likely continue to fluctuate in the future. Various factors and events have caused this fluctuation and are likely to cause the fluctuations to continue. These factors include, among others:

•	quarterly variations in our actual or anticipated operating results;

•	the depth and liquidity of the trading market for our common stock;

•	the growth rate of our revenue;

•	changes by securities analysts in estimates regarding us;

•	conditions in the enterprise software industry;

•	the condition of the stock market;

•	announcements by our competitors;

•	regulatory actions affecting us; and

•	general economic conditions.

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

Our business depends substantially upon the capital expenditures of manufacturers. In turn, these expenditures depend in part upon the demand for these manufacturers’ products. A recession or other adverse event affecting the worldwide manufacturing industry could cause manufacturers in our target market to reduce or postpone capital expenditures for business information systems. This change in the amount or timing of capital expenditures by manufacturers could materially and adversely affect our business, financial condition and results of operations.

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

We depend on the continued market for IBM’s eServer iSeries 400 series of computers for a significant portion of our revenue, and we cannot be sure that this market will grow in the future or that we can increase our share of this market.

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

We depend on the continued market for Oracle software products and Microsoft technology for a portion of our revenue, and any decrease in customer demand for these products and technology would adversely affect our operating results.

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

We market, sell and provide professional services for our products primarily through a global network of approximately 90 independent local affiliates. We also maintain a limited direct sales force. We rely on our affiliates for sales, product implementation, customization and, outside of North America, certain customer support services that are provided in conjunction with us. If we are unable to maintain effective long-term relationships with our affiliates or if our affiliates fail to meet our customers’ needs, our business, financial condition and results of operations would be adversely affected.

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

In addition, the ability of our affiliates to meet our customers’ needs depends upon their ability to attract, develop, motivate and retain highly skilled professionals and technical personnel. These personnel are in great demand and are likely to remain a limited resource for the foreseeable future. Our business, financial condition and results of operations could be materially adversely affected, if the affiliates are unable to attract and retain sufficient numbers of professional and technical personnel.

If we are unable to effectively manage our growth, our financial condition will be adversely affected.

Growth in our business has strained, and may continue to strain, our management and systems. Our future operating results depend in part on the ability of our officers and other key employees to continue implementing and improving our operational and financial controls, to expand, train and manage our employees effectively, to manage the integration of acquired businesses and to successfully develop new products and enhancements to existing products. Our growth also depends on our ability to retain and attract new affiliates, and our affiliates’ ability to grow, to manage their growth and to implement our products in response to the projected demands of our customers. We cannot assure you that we or our affiliates will be able to successfully market and sell our new products or that either we or our affiliates will be able to successfully manage any future expansion. Our business, financial condition and results of operations would be materially and adversely affected if we or our affiliates are unable to effectively manage our growth.

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

Risks inherent in our international business activities include, among others:

•	the imposition of government controls;

•	restrictions on the export of critical technology;

•	political and economic instability, including fluctuations in foreign currency exchange rates and devaluation of foreign currencies;

•	trade restrictions;

•	difficulties in staffing international offices;

•	difficulty in collecting fees or the inability to do so;

•	longer accounts receivable payment collection cycles in some countries;

•	burdens of complying with a wide variety of foreign laws and regulations;

•	management of an organization spread over various countries;

•	unexpected changes in regulatory requirements;

•	overlap of different tax structures; and

•	the lack of effective copyright, trademark and trade secret protection in some countries where we sell our products.

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

On January 1, 1999, 11 of the 15 member countries of the European Union adopted the euro as their common legal currency. In 2002, each of these participating countries will adopt the euro as their single currency. We are unsure of the potential impact that the conversion will have on our business as the number of transactions conducted in the euro increases. The conversion may involve a number of risks for us, including:

•	increased risks of conducting business in multiple currencies resulting from, among other things, changes in currency exchange cost;

•	the impact of this risk on currency swaps;

•	difficulty for us and others in the performance of contracts requiring payments in legacy currencies;

•	third parties, like our suppliers and service providers, may be unable to operate using the euro and may have difficulty reporting transactions during the euro conversion;

•
increased competition resulting from greater access of competitors to European markets and the consolidation of competitors’ operations to pursue economies of scale by treating Europe as a single market;

•	the participating countries’ pursuit of a single monetary policy through a central European bank;

•	the impact that salaries paid in euros will have on our international employees who prefer local currencies;

•	possible decreases of the selling prices of our software to the lowest euro level when customers compare prices based on the euro; and

•	uncertainty as to whether foreign countries will require restatement of the share capital of their foreign affiliates.

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

Georgia law prohibits us from entering into some business combination transactions with any person for a period of five years from the date the person becomes an “interested shareholder,” unless specific requirements are satisfied. Generally, an “interested shareholder” is any person that owns at least 10% of our outstanding voting stock, other than us and our subsidiaries. Georgia law also requires that each of these transactions:

•	meets specific fair price criteria and other tests; or

•	meets specific requirements relating to approval of the transaction by our board of directors and shareholders.

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

We have adopted a shareholder rights plan under which we have distributed to our shareholders rights to purchase shares of our Series F junior participating preferred stock. If specific triggering events occur, the holders of the rights will be able to purchase shares of our common stock at a price substantially discounted from the then applicable market price of our common stock. The shareholder rights plan could increase a potential acquirer’s costs of effecting a merger with us or a tender offer for our outstanding securities that is not approved by our board of directors. These increased costs could prevent or discourage such a transaction, even though our shareholders might want to vote in favor of the merger or participate in the tender offer.

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

Entities affiliated with General Atlantic Partners, LLC have “demand” and “piggyback” registration rights for (1) 1,000,000 shares of common stock that are issuable upon the exercise of warrants that are exercisable at a price of $11.53 per share, (2) 1,499,990 shares of common stock that are issuable upon the conversion of our convertible preferred stock and (3) 1,500,010 shares of outstanding common stock. The demand registration rights permit the holders of these securities to require us to register the sale of this common stock under the Securities Act. The piggyback registration rights permit the holders of these securities to participate in any registration of our common stock under the Securities Act. Another of our shareholders also has piggyback registration rights for 250,000 shares of common stock that we will issue upon the conversion of our convertible preferred stock. If these holders require us to include their shares in a registration that we initiate, it could adversely affect our ability to raise needed capital in the public market at a favorable time and price.

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

From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We incurred net foreign currency transaction losses of $926,000 in fiscal 2000 and net foreign currency transaction gains of $14,000 in fiscal 2001, mostly due to transactions within EMEA. We did not have any open forward exchange contracts or options at September 30, 2000 or 2001. As our foreign operations increase, our business, financial condition and results of operations could be adversely affected by future changes in foreign currency exchange rates. For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance—Our international operations subject us to a number of risks that could substantially hinder our future growth and current results.”

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

	Fiscal Year of Maturity
	2002	2003	Total	Fair Value
	(Dollars in thousands)
Liabilities
Long-term debt	$13,069	$5,593	$18,662	$18,662
Average variable interest rate	2.50%	3.46%	—

Interest Rate Swap
Average notional principal amount (1)	$8,750	—	—
Fixed pay interest rate	7.0%	—	—
Average receive variable interest rate	2.50%	—	—

(1)	The interest rate swap terminates on December 31, 2001

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

Item 8.     Financial Statements and Supplementary Data, as Restated

The following is a list of our consolidated financial statements, as restated, and supplemental financial information appearing in this Item 8:

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of MAPICS, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of MAPICS, Inc. and its Subsidiaries at September 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As indicated in Note 3, the Company has restated its September 30, 2000 and 2001 consolidated financial statements.

PricewaterhouseCoopers LLP

Atlanta, Georgia
October 29, 2001, except as to Note 10 for which the date is December 10, 2001 and Note 3 for which is the date is August 12, 2002

MAPICS, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,
	2000	2001
	(As restated; see Note 3)	(As restated; see Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$12,175	$18,077
Accounts receivable, net of allowances of $2,523 in 2000 and $3,456 in 2001	35,220	34,412
Prepaid expenses and other current assets	5,752	2,870
Deferred royalties	5,903	7,492
Deferred commissions	10,301	9,209
Deferred income taxes, net	5,488	6,474

Total current assets	74,839	78,534
Property and equipment, net	6,073	4,507
Computer software costs, net	19,646	17,627
Goodwill and other intangible assets, net	45,164	8,494
Non-current deferred income taxes, net	9,634	5,031
Other non-current assets, net	1,575	960

Total assets	$156,931	$115,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,338	$13,069
Accounts payable	8,248	2,903
Accrued expenses and other current liabilities	28,683	30,263
Deferred license revenue	22,017	22,124
Deferred services revenue	40,008	40,406

Total current liabilities	109,294	108,765
Long-term debt	18,662	5,593
Other non-current liabilities	2,583	552

Total liabilities	130,539	114,910

Commitments and contingencies (Note 13)

Shareholders’ equity
Preferred stock, $1.00 par value; 1,000 shares authorized
Series D convertible preferred stock, 125 shares issued and outstanding (liquidation preference of $9,419) in 2000 and 2001	125	125
Series E convertible preferred stock; 50 shares issued and outstanding (liquidation preference of $3,768) in 2000 and 2001	50	50
Common stock, $0.01 par value; 90,000 shares authorized, 20,370 shares issue and 18,092 shares outstanding in 2000; 20,370 issued and 18,307 shares outstanding in 2001	204	204
Additional paid-in capital	63,608	62,923
Accumulated deficit	(19,810)	(46,770)
Restricted stock compensation	(704)	(709)
Accumulated other comprehensive loss	—	(189)
Treasury stock-at cost 2,278 shares in 2000 and 2,063 shares in 2001	(17,081)	(15,391)

Total shareholders’ equity	26,392	243

Total liabilities and shareholders’ equity	$156,931	$115,153

The accompanying notes are an integral part of these consolidated financial statements.

MAPICS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended September 30,
	1999	2000	2001
	(As reported)	(As restated; see Note 3)	(As restated; see Note 3)
Revenue:
License	$71,195	$40,986	$47,675
Services	63,523	77,690	90,476

Total revenue	134,718	118,676	138,151

Operating expenses:
Cost of license revenue	13,689	12,438	16,437
Cost of services revenue	19,012	31,176	35,427
Selling and marketing	51,601	41,293	41,563
Product development	18,083	16,375	17,277
General and administrative	12,673	17,427	14,635
Amortization of goodwill	—	6,959	35,121
Acquisition costs	—	12,958	(1,981)
Restructuring costs	—	2,125	—

Total operating expenses	115,058	140,751	158,479

Income (loss) from operations	19,660	(22,075)	(20,328)
Other:
Interest income	1,887	1,032	786
Interest expense	(86)	(2,917)	(2,885)

Income (loss) before income tax expense (benefit)	21,461	(23,960)	(22,427)
Income tax expense (benefit)	8,262	(6,239)	4,533

Net income (loss)	$13,199	$(17,721)	$(26,960)

Net income (loss) per common share (basic)	$0.70	$(0.99)	$(1.48)

Net income (loss) per common share (diluted)	$0.62	$(0.99)	$(1.48)

Weighted average number of common shares outstanding (basic)	18,943	17,896	18,223

Weighted average number of common shares and common equivalent shares outstanding (diluted)	21,444	17,896	18,223

The accompanying notes are an integral part of these consolidated financial statements.

MAPICS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Series D and E Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Restricted Stock Compensation	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Par Value	Shares	Par Value					Shares	Cost
Balance as of September 30, 1998	325	$325	18,891	$189	$61,670	$(13,962)			129	$(1,281)	$46,941
Conversion of preferred stock	(150)	(150)	1,500	15	135						—
Stock options exercised			91	1	960	(103)			(39)	422	1,280
Employee stock purchases			17		240	(51)			(22)	252	441
Stock and options issued to non- Employees					138	(3)			(1)	11	146
Tax benefit associated with exercise of stock options and stock awards					267						267
Compensation payable in common stock					(231)	(747)			(114)	1,229	251
Treasury stock acquired									2,954	(24,266)	(24,266)
Retirement of treasury stock			(129)	(1)	(1,280)				(129)	1,281	—

Subtotal	175	175	20,370	204	61,899	(14,866)			2,778	(22,352)	25,060

Net income						13,199					13,199

Comprehensive income						13,199					13,199

Balance as of September 30, 1999	175	175	20,370	204	61,899	(1,667)			2,778	(22,352)	38,259
Stock options exercised					(50)	(325)			(289)	3,084	2,709
Employee stock purchases					(157)	(41)			(64)	617	419
Stock and options issued to non- employees					243				(4)	42	285
Tax benefit associated with exercise of stock options and stock awards					581						581
Issuance of restricted stock					346		$(845)		(53)	499	—
Compensation payable in common stock					(52)	(56)	141		17	(104)	(71)
Business acquisition payable in common stock					798				(107)	1,133	1,931

Subtotal	175	175	20,370	204	63,608	(2,089)	(704)		2,278	(17,081)	44,113

Net loss						(17,721)					(17,721)

Comprehensive loss						(17,721)					(17,721)

Balance as of September 30, 2000	175	175	20,370	204	63,608	(19,810)	(704)		2,278	(17,081)	26,392
(As restated; see note 3)
Stock options exercised					(102)				(30)	230	128
Employee stock purchases					(419)				(118)	922	503
Stock and options issued to non-employees					1				(8)	75	76
Tax benefit associated with exercise of stock options and stock awards					32						32
Issuance of restricted stock					(197)		(579)		(94)	776	—
Compensation payable in common stock							574		35	(313)	261

Subtotal	175	175	20,370	204	62,923	(19,810)	(709)		2,063	(15,391)	27,392

Net loss						(26,960)					(26,960)
Other comprehensive loss, net of income taxes:
Foreign currency translation								$(127)			(127)
Interest rate hedge								(62)			(62)

Comprehensive loss						(26,960)		(189)			(27,149)

Balance as of September 30, 2001	175	$175	20,370	$204	$62,923	$(46,770)	$(709)	$(189)	2,063	$(15,391)	$243

(As restated; see note 3)

The accompanying notes are an integral part of these consolidated financial statements.

MAPICS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	1999	2000	2001
	(As reported)	(As restated; see Note 3)	(As restated; see Note 3)
Cash flows from operating activities:
Net income (loss)	$13,199	$(17,721)	$(26,960)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,426	2,934	2,817
Amortization of computer software costs	7,428	6,758	6,586
Amortization of goodwill and other intangible assets	517	7,739	36,249
Amortization of debt issue costs	—	311	456
Write-off of computer software costs	1,439	7,919	1,552
Write-off of prepaid expenses	—	4,116	—
Royalty contract obligation	—	2,290	—
Provision for bad debts	1,387	1,214	2,261
Deferred income taxes	3,822	(5,343)	3,648
Other non-cash items, net	653	490	1,047

	30,871	10,707	27,656
Changes in operating assets and liabilities:
Accounts receivable	3,688	(3,003)	(1,453)
Deferred royalties	—	(3,813)	(1,589)
Deferred commissions	—	(8,772)	1,092
Prepaid expenses and other current assets	(5,260)	206	2,882
Other non-current assets	—	(474)	256
Accounts payable	(2,044)	598	(5,345)
Accrued expenses and other current liabilities	(1,970)	(1,015)	(763)
Deferred license revenue	—	21,808	107
Deferred services revenue	(2,107)	4,315	398

Net cash provided by operating activities	23,178	20,557	23,241

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(47,199)	7
Purchases of property and equipment	(3,508)	(2,343)	(1,424)
Additions to computer software costs	(5,773)	(7,557)	(6,119)
Purchases of computer software	(3,443)	(664)	—

Net cash used for investing activities	(12,724)	(57,763)	(7,536)

Cash flows from financing activities:
Proceeds from long-term debt	—	40,000	—
Principal repayments of long-term debt	—	(13,720)	(10,338)
Payment of debt issuance costs	—	(1,378)	(96)
Proceeds from stock options exercised	1,280	2,709	128
Proceeds from employee stock purchases	441	419	503
Acquisitions of treasury stock	(24,266)	—	—

Net cash provided by (used for) financing activities	(22,545)	28,030	(9,803)

Net increase (decrease) in cash and cash equivalents	(12,091)	(9,176)	5,902
Cash and cash equivalents at beginning of year	33,442	21,351	12,175

Cash and cash equivalents at end of year	$21,351	$12,175	$18,077

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

Basis of Presentation

The balance sheets as of September 30, 2000 and 2001 and the statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended September 30, 2001 are consolidated and consist solely of the separate financial statements of MAPICS, Inc. and our subsidiaries. The results of operations of our acquisitions have been included beginning on the date that each company became owned by MAPICS, Inc. We eliminated all significant intercompany accounts and transactions in consolidation.

We operate on a fiscal year that ends on September 30th. References to fiscal years refer to our fiscal year ended or ending September 30th.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Significant estimates underlying these financial statements include:

•	the valuation of accounts receivable;

•	the processes used for amortizing and evaluating the net realizable value of computer software costs, goodwill and other intangible assets;

•	the allocation of the purchase price of acquired businesses;

•	the determination of the restructuring, acquisition, and other items;

•	the estimate of percentage of completion revenue related to fixed price services agreements; and

•	the valuation of deferred income taxes.

Cash and Cash Equivalents

We consider all highly liquid debt instruments, primarily United States government agency obligations and commercial paper, purchased with maturities of three months or less to be cash equivalents.

Financial Instruments and Concentrations of Credit Risk

Statement of Financial Accounting, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities” establishes accounting and reporting standards for derivative instruments, including some derivative instruments that are embedded in other contracts, and for hedging activities. The Statement requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure the instruments at fair value. On October 1, 2000, we adopted SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”

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

See Note 11 for further information regarding our financial instruments.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost. We calculate depreciation using the straight-line method based upon the following estimated useful lives:

Furniture and fixtures	4 years
Computer equipment	4 years
Leasehold improvements	Shorter of lease term or useful life of asset

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

Computer Software Costs

We charge all computer software development costs prior to establishing technological feasibility of computer software products to product development expense as they are incurred. From the time of establishing technological feasibility through general release of the product, we capitalize computer software development and translation costs and report them on the balance sheet as a component of computer software costs at the lower of unamortized cost or net realizable value. Amortization of computer software costs represents recognition of the costs of some of the software products we sell, including purchased software costs, capitalized software development costs and costs incurred to translate software into various foreign languages. We begin amortizing computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis based on the greater of the amount determined using:

•	the ratio that current period gross revenue bears to the total of current and anticipated future gross revenue; or

•
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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue, and amortization of goodwill, using the straight-line method over the estimated lives of the intangible assets as follows:

Goodwill	5-10 years
Installed customer base and affiliate network	7-15 years
Tradenames and trademarks	10 years

Debt Issuance Costs

In fiscal 2000, we incurred debt issuance costs of $1.4 million to establish the new bank credit facility. In fiscal 2001, we incurred $96,000 in additional debt issue costs. We capitalized these costs and are recognizing them over the remaining life of the bank credit facility.

Long-Lived Assets

As required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” we periodically assess the recoverability of the cost of our long-lived assets and other intangible assets, including goodwill. We base this assessment on several criteria, including but not limited to sales trends, undiscounted operating cash flows and other operating factors. If the undiscounted cash flows are below the carrying value of the assets recorded we recognize an impairment in the amount the carrying value exceeds estimated fair value. See Note 9 for further discussion on impairment of long-lived assets.

Foreign Currency

The financial position and results of operations for a majority of our foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated into the reporting currency (U.S. dollars) at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the period are translated at the average exchange rate in effect during the period. Translation gains and losses are accumulated and reported as a separate component of stockholders’ equity. We incurred net foreign currency transaction losses of $926,000 in fiscal 2000 and net foreign currency transaction gains of $14,000 in fiscal 2001, mostly related to transactions within EMEA. The company has not entered into any foreign currency hedging contracts during any of the periods presented.

Revenue Recognition

We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position, SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,’ “ SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts,” and AICPA Technical Practice Aid (“TPA”) 5100.53 “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Licensing and Support and Maintenance

We generate a significant portion of total revenue from licensing software, which we conduct principally through our global network of independent affiliates. We license our software products under license agreements, which the ultimate customer typically executes directly with us rather than with the affiliate. Our license agreements are either annual renewable term license agreements or perpetual license agreements.

We generally license our software products that operate on the IBM iSeries platform under annual renewable term licenses. When we first license our iSeries product line, we receive both an initial license fee and an annual license fee. Our customers may renew the license for an additional one-year period upon payment of the annual license fee. We recognize the initial license fees under these annual renewable term licenses ratably as license revenue over the initial license period, which is generally twelve months. Prior to revising our revenue recognition policy to conform with the TPA 5100.53, we recognized the license fee upon commencement of the license when certain criteria were met. As discussed in Note 3, we have restated our financial statements prospectively from June 1, 2000 to comply with TPA 5100.53. In addition, payment of the annual license fee entitles the customer to available software support for another year. If the annual license fee is not paid, the customer is no longer entitled to use the software and we may terminate the agreement. We record this annual license fee as services revenue ratably over the term of the services agreement.

Under our perpetual license agreements, we record both an initial license fee and an annual support fee. We record initial license fees as license revenue and typically recognize revenue when the following criteria are met:

(1)	the signing of a license agreement between us and the ultimate customer;

(2)	delivery of the software to the customer or to a location designated by the customer;

(3)	fees are fixed and determinable; and

(4)	determination that collection of the related receivable is probable.

The annual support fee, which is typically paid annually in advance, entitles the customer to receive annual support services, as available. We record these fees as services revenue and recognize this revenue ratably over the term of the annual agreement.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commissions

We defer sales commissions due to our affiliates on sales of time-based iSeries licenses and amortize these costs ratably over the same period as the revenue is recorded. We also evaluate the amount of direct sales force commissions for deferral. We included the amortized costs of these commissions in selling and marketing expense. For perpetual licenses, we expense commissions in the period the sale is completed and the license revenue is recorded. We include the amortized costs of these commissions in selling and marketing expense. We pay the commissions to our affiliates when we receive payment from our customers for the license fee.

Royalties

We defer royalties due to our solution partners on sales of time-based iSeries licenses and amortize these costs ratably over the same period as the license revenue is recorded. For perpetual licenses, we expense the royalties in the period the sale is completed and the license revenue is recorded. We include the amortized costs of these commissions in cost of license. We pay the royalties to our solution partners when we receive payment from our customers for the license fee.

Advertising Costs

We expense advertising costs as they are incurred. Advertising expenses in fiscal 1999, fiscal 2000 and fiscal 2001 were $742,000, $1.3 million, and $817,000.

Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result, we generally do not recognize compensation expense for stock options issued to our directors or our employees, except for stock options and other stock-based awards issued under specific performance plans. We record expense for all stock-based awards issued to non-employees, other than our non-employee directors.

Income Taxes

We account for income taxes using the asset and liability method as prescribed by SFAS No. 109, “Accounting for Income Taxes.” Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates applied to taxable income. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We provide a valuation allowance for deferred tax assets when we believe it is more likely than not that we will not realize all or a portion of the assets.

Computation and Presentation of Net Income (Loss) per Common Share

We apply SFAS No. 128, “Earnings Per Share,” which requires us to present “basic” and “diluted” net income (loss) per common share for all periods presented in the statements of operations. We compute basic net income (loss) per common share, which excludes dilution, by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if holders of our preferred stock, common stock options, common stock warrants or contingently issuable stock converted or exercised their holdings into common stock that then shared in our earnings.

The weighted average number of common shares and common equivalent shares outstanding that we used to calculate diluted net income (loss) per share includes:

•	the weighted average number of common shares outstanding; plus

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•
the weighted average number of common equivalent shares from the assumed conversion of preferred stock and the assumed exercise of dilutive stock options, common stock warrants, and contingently issuable stock.

The following table presents the calculations of basic and diluted net income (loss) per common share or common share equivalent:

	Fiscal Years Ended September 30.
	1999	2000	2001
	(in thousands)
	(As reported)	(As restated; see note 3)	(As restated; see note 3)
Basic net income (loss) per common share:
Net income (loss)	$13,199	$(17,721)	$(26,960)

Weighted average common shares outstanding	18,943	17,896	18,223

Basic net income (loss) per common share	$0.70	$(0.99)	$(1.48)

Diluted net income (loss) per common share and common share equivalent:
Net income (loss)	$13,199	$(17,721)	$(26,961)

Weighted average common shares outstanding	18,943	17,896	18,223
Common share equivalents:
Convertible preferred stock	1,955	—	—
Common stock options	325	—	—
Common stock warrants	221	—	—

Weighted average common shares and common equivalent shares outstanding	21,444	17,896	18,223

Diluted net income (loss) per common share or common share equivalent	$0.62	$(0.99)	$(1.48)

Because their inclusion would have an antidilutive effect on net income (loss) per common share, we excluded the average number of common share equivalents listed below from the computation of diluted net income (loss) per share for fiscal 2000 and fiscal 2001:

	Fiscal Years Ended September 30,
	2000	2001
	(in thousands)
Common share equivalents:
Convertible preferred stock	1,750	1,750
Common stock options	267	176
Common stock warrants	158	—
Contingently issuable stock	86	125

Total	2,261	2,051

Comprehensive Income

        SFAS No. 130, “Reporting Comprehensive Income,” requires us to present comprehensive income, which is net income plus all other changes in net assets from non-owner sources, and its components in the financial statements. Components of comprehensive income other than net income include the effect of our interest rate hedge and foreign currency translation adjustments. Comprehensive income is presented as a component on our consolidated statement of shareholders’ equity.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” which addresses financial accounting and reporting for business combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted using the purchase method. This statement will be effective for any business combinations that we may enter into in the future.

In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of our intent to do so. Other intangibles will be amortized over their useful lives.

As of October 1, 2001, we have adopted SFAS No. 142. We expect the following significant impacts:

•
The balance of goodwill is $4.7 million at October 1, 2001. As we have discontinued amortizing goodwill as of October 1, 2001, fiscal 2002 will have approximately $1.5 million less in amortization expense than if we had not adopted SFAS No. 142.

•
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

•
Following the transitional impairment test, our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment is indicated as a result of the annual test, an impairment loss would be recorded as part of income from operations.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the effects of SFAS No. 143 will have on our financial position, results of operations or cash flows but we do not anticipate any material adverse impact.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transactions reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 as of October 1, 2001 with no material adverse impact on our financial position, results of operations or cash flows.

3.    Restatement of Financial Statements

In July 2002, we concluded that our annual renewable term license agreements for our IBM iSeries platform products are short-term time-based licenses that should be accounted for pursuant to AICPA Technical Practice Aid (“TPA”) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition” issued in May 2000. In accordance with TPA 5100.53, we would not be able to objectively demonstrate the vendor-specific objective evidence (VSOE) of fair value of post-contract customer support (PCS) due to the short-term timeframe and we were unable to apply the “residual method” set forth in SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,’” which was our prior accounting practice. We concluded that we should recognize the initial license fee and related expenses for our annual renewable term license agreements ratably over the twelve-month license term as provided in TPA 5100.53 and paragraph 12 of SOP 97-2, “Software Revenue Recognition.”

We have restated our financial statements as of and for the fiscal years ended September 30, 2000 and 2001 and revised our accounting to conform to TPA 5100.53 effective June 1, 2000. The effect of the restatement involves only the timing of when certain license revenues and direct costs are recognized. Direct costs included in the adjustments for the restatement include royalty expense for our solution partner-developed products and commission fees paid to our affiliates. Other sales costs were recorded as period expenses. The total revenues to be recognized over the life of the contract from sales of our software under these annual renewable term licenses will be unchanged. In restating our statements of operations, we recorded a decrease in our license revenue of $21.7 million, a reduction of our royalty expense in cost of license revenue of $3.1 million, and a reduction of our sales commissions in selling and marketing expenses of $8.8 million for the fiscal year ended September 30, 2000. In the aggregate for the fiscal year ended September 30, 2000, the adjustments and related tax effects increased the previously reported net loss by $6.0 million from $11.7 million to $17.7 million, and increased the previously reported basic and diluted net loss by $0.33 per share from $0.66 per share to $0.99 per share. For the fiscal year ended September 30, 2001, we recorded an increase in our license revenue of $435,000, a reduction of our royalty expense in cost of license revenue of $1.1 million, and an increase of our sales commissions in selling and marketing expenses of $1.6 million. In the aggregate for the fiscal year ended September 30, 2001, the adjustments and related tax effects increased previously reported net loss by $13,000. The adjustments related to our royalty expenses are impacted by the mix of license revenues recognized for internally developed products compared to solution partner-developed products. Similarly, the adjustments related to our sales commissions are impacted by the mix of license revenues recognized for products sold by our affiliates compared to products sold by our direct sales organization.

Additionally, we made certain revisions to the balance sheets and statements of cash flows as of September 30, 2000 and September 30, 2001 related to the restatement discussed above.

The consolidated financial statements for the fiscal year ended September 30, 2000 and the fiscal year ended September 30, 2001 contained herein have been restated to incorporate all these adjustments. The following tables summarize our financial position, results of operations and cash flows from financial statements included in our Form 10-K for fiscal 2001 as originally filed to these restated financial statements:

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet Data
(In thousands)

	September 30, 2000
	As Previously Reported	As Restated
ASSETS
Assets:
Deferred royalties	$2,846	$5,903
Deferred commissions	1,512	10,301
Deferred income taxes, net	1,700	5,488
Total current assets	59,205	74,839
Total assets	141,297	156,931

Liabilities:
Deferred license revenue	331	22,017
Total current liabilities	87,608	109,294
Total liabilities	108,853	130,539

Shareholders’ equity
Accumulated deficit	(13,758)	(19,810)
Total shareholders’ equity	$32,444	$26,392

	September 30, 2001
	As Previously Reported	As Restated
ASSETS
Assets:
Deferred royalties	$3,327	$7,492
Deferred commissions	1,985	9,209
Deferred income taxes, net	2,678	6,474
Total current assets	63,348	78,534
Total assets	99,967	115,153

Liabilities:
Deferred license revenue	873	22,124
Total current liabilities	87,514	108,765
Total liabilities	93,659	114,911

Shareholders’ equity
Accumulated deficit	(40,705)	(46,770)
Total shareholders’ equity	$6,308	$243

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations Data
(In thousands, except per share data)

	Year Ended September 30, 2000
	As Previously Reported	As Restated
Revenue:
License	$62,672	$40,986
Total revenue	140,362	118,676
Operating expenses:
Cost of license revenue	15,551	12,438
Selling and marketing	50,082	41,293
Total operating expenses	152,653	140,751
Loss from operations	(12,291)	(22,075)

Loss before income tax benefit	$(14,176)	$(23,960)
Income tax benefit	(2,451)	(6,239)

Net income loss	$(11,725)	$(17,721)

Net loss per common share (basic)	$(0.66)	$(0.99)

Net loss per common share (diluted)	$(0.66)	$(0.99)

Weighted average number of common shares outstanding (basic)	17,896	17,896

Weighted average number of common shares and common equivalent shares outstanding (diluted)	17,896	17,896

	Year Ended September 30, 2001
	As Previously Reported	As Restated
Revenue:
License	$47,240	$47,675
Total revenue	137,716	138,151
Operating expenses:
Cost of license revenue	17,546	16,437
Selling and marketing	39,998	41,563
Total operating expenses	158,023	158,479
Loss from operations	(20,307)	(20,328)

Loss before income tax expense (benefit)	$(22,406)	$(22,427)
Income tax expense (benefit)	4,541	4,533

Net loss	$(26,947)	$(26,960)

Net loss per common share (basic)	$(1.48)	$(1.48)

Net loss per common share (diluted)	$(1.48)	$(1.48)

Weighted average number of common shares outstanding (basic)	18,223	18,223

Weighted average number of common shares and common equivalent shares outstanding (diluted)	18,223	18,223

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows Data
(In thousands)

	Year Ended September 30, 2000
	As Previously Reported	As Restated
Cash flows from operating activities:
Net income (loss)	$(11,725)	$(17,721)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(1,555)	(5,343)
Changes in operating assets and liabilities:
Deferred royalties	(700)	(3,813)
Deferred commissions	17	(8,772)
Deferred license revenue	122	21,808

	Year Ended September 30, 2001
	As Previously Reported	As Restated
Cash flows from operating activities:
Net income (loss)	$(26,947)	$(26,960)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	3,656	3,648
Changes in operating assets and liabilities:
Deferred royalties	(481)	(1,590)
Deferred commissions	(473)	1,092
Deferred license revenue	542	107

4.    Acquisitions

On January 12, 2000, we acquired Pivotpoint, Inc. for $48.0 million in cash, and accounted for the acquisition as a purchase. Pivotpoint, Inc. provides software and services to mid-size manufacturers that operate on NT and UNIX operating systems. We intend to enhance Pivotpoint’s software and continue providing the software and related services to compliment our existing suite of software and services. Pivotpoint’s results of operations are included in our income statement for the period from January 12, 2000 to September 30, 2000 and the year ended September 30, 2001. We recorded goodwill of approximately $44.5 million related to the Pivotpoint acquisition, and began amortizing it over 5 years on a straight-line basis.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Acquisition Costs and Restructuring Costs

Acquisition Costs.    Acquisition costs were $13.0 million in fiscal 2000 and a recovery of $2.0 million in fiscal 2001. We had no acquisition costs in fiscal 1999.

We acquired Pivotpoint, Inc. on January 12, 2000 for $48.0 million in cash. This strategic acquisition enabled us to immediately expand our manufacturing solutions across additional platforms to include two enterprise resource planning foundations that streamline business processes for manufacturing, customer service, engineering, supply chain planning and financial reporting. The solutions support international and multi-site operations on a variety of platforms, including the IBM eServer iSeries 400, Windows NT, UNIX and Linux. We also offer supply chain management, collaborative commerce and enterprise asset management systems and functionality designed to enable companies to link members of their supply chain to send and receive valuable real-time information to improve business decision-making at all levels.

During fiscal 2000, as a result of our acquisition of Pivotpoint, we evaluated the functionality of Pivotpoint’s existing solutions, including the Windows NT based enterprise asset management system, the advanced planning and scheduling, or APS, solution and the customer relationship management solution against our current product offering. As a result, we recorded costs of $13.0 million related to certain technology related assets. The majority of the these costs consisted of the following:

•	$1.4 million of in-process research and development for technology acquired in connection with the Pivotpoint acquisition;

•
$4.4 million for the write-down of capitalized computer software costs related to our APS solution. Following the acquisition of Pivotpoint, we had two APS solutions among our product offerings. After an extensive evaluation of both products, we selected Pivotpoint’s Thru-Put product as our APS solution because of the product’s e-business capabilities, quick implementation, return on investment for customers, ease of use and best-of-breed functionality. Furthermore, we discontinued marketing our current APS offering. Accordingly, we wrote down the computer software costs and other assets relating to our former APS product;

•
$1.5 million for the write-down of computer software costs related to our discontinuance of development activities to re-engineer our iSeries applications to the Windows NT server platform. Prior to the acquisition of Pivotpoint, we were engaged in product development activities to re-engineer our iSeries applications to the Windows NT server platform. We made the decision to discontinue our NT development effort for the iSeries applications because Pivotpoint’s ERP application, Point.Man, runs on multiple platforms, including Windows NT, UNIX, and Linux. Accordingly, we wrote down the computer software costs related to our NT development.

•
$4.1 million related to the write off of prepaid royalties and termination of an agreement for integrating a third party customer relationship management solution into our offerings. As a result of products acquired in the Pivotpoint acquisition, we discontinued our efforts to integrate customer relationship management functionality into our iSeries offering; and

•
$919,000 related to royalties for the early termination of a software distribution agreement related to our discontinuance of development activities to re-engineer our iSeries applications to the Windows NT Server platform and development of our APS solution.

During fiscal 2001, we recorded a net benefit in acquisition costs of $2.0 million as a result of a settlement agreement with a third party in May 2001 resolving a dispute regarding payment of royalties for certain proprietary software and documentation to be re-licensed by us. In fiscal 2000, we had charged the write-off of pre-paid royalties and capitalized software relating to this software to acquisition costs. Under the terms of the settlement, the third party paid us $2.2 million for the software and related costs. The settlement was offset by $219,000 of liabilities relating to this software product.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended September 30, 2001, we had a remaining liability of $234,000 related to these acquisition costs.

Restructuring Costs.    We recorded restructuring costs of $2.1 million in fiscal 2000. We recorded no restructuring and other items in fiscal 1999 or fiscal 2001.

After the Pivotpoint acquisition, we re-evaluated our overall product strategy and directed greater efforts towards the e-business, supply chain management and Windows NT products. As a result of several changes in product strategy, we incurred restructuring charges of $1.2 million for the reduction of our employee base by approximately 10% primarily related to the development activities for our iSeries products and $972,000 for the abandonment of excess office space. These restructuring actions resulted in reductions in our development spending for the iSeries products, our costs incurred for leased office space, and future amortization for certain purchased software. The effects of these actions were realized during fiscal 2001. For the fiscal year ended September 30, 2001, we had a remaining liability of $199,000 relating to these restructuring actions.

The major components of the acquisition costs and restructuring costs in fiscal 2000 and fiscal 2001 and the remaining accrual at September 30, 2001 were as follows:

	Acquisition Costs and Restructuring Costs
	Total Items	Amounts Utilized	Accrued Costs at September 30, 2001
	(in thousands)
Acquisition Costs
Write-off of capitalized software costs and in process research and development costs	$7,592	$(7,592)	$—
Write-off of prepaid royalties	4,116	(4,116)	—
Costs for termination of technology distribution agreements	919	(856)	63
Other assets	331	(331)	—

Total Fiscal 2000	$12,958	$(12,895)	$63

Settlement of third party royalty agreement	$(1,981)	$2,152	$171

Total Fiscal 2001	$(1,981)	$2,152	$171

Total Accrued Costs at September 30, 2001			$234

Restructuring Costs
Severance and personnel related costs	$1,153	$(1,153)	$—
Costs of abandoment of excess office space	972	(773)	199

Total Fiscal 2000	$2,125	$(1,926)	$199

Total Accrued Costs at September 30, 2001			$199

6.    Allowance for Doubtful Accounts

The following is a summary of the activity in the allowance for doubtful accounts during the last three fiscal years (in thousands):

	Beginning of Year Balance	Provision for Bad Debts	Write-Offs	Other	End of Year Balance
Fiscal 1999	$1,989	$1,387	$(1,595)	$—	$1,781
Fiscal 2000	1,781	1,214	(1,116)	644	2,523
Fiscal 2001	2,523	2,261	(2,082)	754	3,456

We establish reserves for customer receivable balances when we believe it is probable that we will not collect those receivables. We include the related provision for bad debts in general and administrative expenses.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Property and Equipment

Property and equipment consist of the following:

	September 30,
	2000	2001
	(in thousands)
Furniture and fixtures	$1,112	$970
Computer equipment	12,723	14,029
Leasehold improvements	777	782

	14,612	15,781
Accumulated depreciation and amortization	(8,539)	(11,274)

	$6,073	$4,507

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

8.    Computer Software Costs

Computer software costs consist of the following:

	September 30,
	2000	2001
	(in thousands)
Computer software development costs	$30,419	$35,777
Accumulated amortization	(16,210)	(20,257)

Net book value	14,209	15,520

Computer software translation costs	19,130	18,132
Accumulated amortization	(14,452)	(16,487)

Net book value	4,678	1,645

Purchased software costs	1,439	1,439
Accumulated amortization	(680)	(977)

Net book value	759	462

Computers software costs, net	$19,646	$17,627

9.    Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	September 30,
	2000	2001
	(in thousands)
Goodwill	$47,113	$46,693
Installed customer base and affiliate network	7,934	7,934
Tradenames and trademarks	856	856
Assembled workforce	400	400

	56,303	55,883
Accumulated amortization	(11,139)	(47,389)

	$45,164	$8,494

Throughout fiscal 2001, the U.S. economy entered a recession, as did the economies of other countries in which we operate. The continuing recession adversely affects capital expenditures and software licensing activity, particularly in the manufacturing sector of the economy to whom we sell our software and services. As a result, the

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue and profit realized from the acquisitions we made in fiscal 2000 have been less than originally anticipated and the estimated fair value of the assets acquired in fiscal 2000 declined respectively.

Based on these circumstances, in the fourth quarter of fiscal 2001 we assessed the recoverability of our goodwill and intangible assets pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We reviewed the identifiable undiscounted future cash flows including the estimated residual value to be generated by the assets to be held and used by the businesses acquired in fiscal 2000 at their asset grouping level. These cash flows were below the carrying value of the assets recorded. Consequently, we recognized an impairment as accelerated amortization of $26.0 million, the amount by which the carrying value of these assets and the related goodwill exceeded their estimated value using the discounted cash flow method.

10.    Long-Term Debt

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

Aggregate scheduled principal repayments under our term loan are as follows (in thousands):

Fiscal Years Ending September 30,	Amount
2002	$13,069
2003	5,593

Total future principal payments	18,662
Less current portion of long-term debt	(13,069)

Long-term debt	$5,593

The interest rate on the term loan portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. The interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At September 30, 2000 and September 30, 2001, the interest rate on our term loan, including the lender’s margin, was 9.9% and 5.5%.

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

Our bank credit agreement, as amended, provides for a revolving credit facility of up to $10 million, subject generally to the same provisions as our term loan and subject to the overall borrowing base. The revolving credit facility has a variable interest rate based on either the lender’s base rate or LIBOR. We have never borrowed any amounts under this revolving credit facility. Any such borrowings would mature on December 31, 2002 under the terms of the bank credit agreement. We pay a quarterly commitment fee for unused portions of the revolving credit facility.

We have pledged substantially all of our assets in the United States as collateral for our obligations under the bank credit facility. Additionally all of our domestic subsidiaries have guaranteed the repayment of our obligations under the bank credit facility, and we have pledged the majority of the capital stock of our foreign subsidiaries to the lenders.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The bank credit facility, as amended, contains covenants, which, among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

•	incurrence of indebtedness, liens and capital leases;

•	the payment of dividends on our capital stock;

•	redemption or repurchase of our capital stock;

•	investments and acquisitions;

•	mergers and consolidations; and

•	the disposition of any of our properties or assets outside the ordinary course of business.

11.    Financial Instruments

The bank credit facility required us to enter into an interest rate protection arrangement. Accordingly, during fiscal 2000, we entered into an interest rate swap arrangement with a bank. The purpose of the interest rate swap arrangement is to reduce our exposure to interest rate fluctuations by converting variable rate interest payments to fixed rate interest payments on a portion of the outstanding balance under our term loan. Under the terms of the interest rate swap arrangement, we have agreed to pay the bank a fixed rate of 7.00% on a decreasing notional principal amount in exchange for a variable rate payment based on three-month LIBOR, which at September 30, 2001 was 2.59%. The term of the hedge is through December 31, 2001. Upon adoption of SFAS No. 133, we determined that the interest rate swap was an effective hedge and recorded the hedge as a liability of $69,000 on our balance sheet. At September 30, 2001, the hedge had a liability of $100,000. We recognized no gain or loss related to this swap during fiscal 2001. Because this swap is considered an effective hedge, we recorded a change in accumulated other comprehensive loss of $(62,000), net of income taxes, for fiscal 2001. Accumulated other comprehensive loss is presented as a separate component of shareholders’ equity on our balance sheet.

12.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,
	2000	2001
	(in thousands)
Accrued commissions and royalties	$11,150	$15,049
Accrued income taxes payable	6,274	6,742
Accrued payroll and related expenses	4,843	4,563
Accrued restructuring and acquisitions costs	1,615	370
Other	4,801	3,676

	$28,683	$30,400

Accrued payroll and related expenses include $1.2 million and $1.5 million for compensated absences as of September 30, 2000 and 2001.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Income Taxes

The components of income tax expense (benefit) are as follows:

	Fiscal Years Ended September 30,
	1999	2000	2001
	(in thousands)
	(As reported)	(As restated; see Note 3)	(As restated; see Note 3)
Federal:
Current	$3,565	$(935)	$167
Deferred	3,476	(5,377)	3,288

	7,041	(6,312)	3,455

State:
Current	255	91	107
Deferred	79	(547)	329

	334	(456)	436

Foreign:
Current	887	529	642
Deferred	—	—	—

	887	529	642

	$8,262	$(6,239)	$4,533

The components of income (loss) from domestic and foreign operations before income tax expense (benefit) are as follows:

	Fiscal Years Ended September 30,
	1999	2000	2001
	(in thousands)
	(As reported)	(As restated; see Note 3)	(As restated; see Note 3)
Domestic	$20,854	$(23,995)	$(21,579)
Foreign	607	35	(848)

	$21,461	$(23,960)	$(22,427)

The actual income tax expense (benefit) differs from the expected income tax expense (benefit) calculated by applying the federal statutory rate of 35.0% to income before income tax expense (benefit) as follows:

	Fiscal Years Ended September 30,
	1999	2000	2001
	(in thousands)
	(As reported)	(As restated; see Note 3)	(As restated; see Note 3)
Expected income tax expense at the domestic federal statutory rate	$7,511	$(8,406)	$(7,849)
State income taxes, net of federal income tax benefit	217	(417)	283
Foreign income tax rate differential	335	529	785
Tax credits utilized	—	(456)	(293)
Permanent differences arising from acquisitions	—	2,618	11,619
Other	199	(107)	(12)

	$8,262	$(6,239)	$4,533

Effective income tax expense (benefit) rates	38.5%	(26.0)%	20.2%

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities are as follows:

	September 30,
	2000	2001
	(in thousands)
	(As restated, see Note 3)	(As restated, see Note 3)
Deferred tax assets:
Deferred license and services revenue	$8,349	$8,182
Federal and state net operating loss carryforwards	7,457	4,001
Tax credits	3,861	4,275
Reserves and accruals	2,298	1,549
Allowance for doubtful accounts	963	1,424
Other	201	406

Total deferred tax assets	23,129	19,837

Deferred tax liabilities:
Deferred royalties and commissions	$(4,561)	$(4,386)
Computer software costs	(1,689)	(3,829)
Intangible assets	(1,450)	(117)
Other	(307)	—

Total deferred tax liabilities	(8,007)	(8,332)

Net deferred tax assets	$15,122	$11,505

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will realize some or all of the deferred tax assets. Accordingly, we have recorded deferred tax assets at the amount we believe is more likely than not to be realized.

At September 30, 2000 and 2001, we had federal net operating loss carryforwards of $19.6 million and $10.4 million and research and experimentation and other credit carryforwards of $3.9 million and $4.3 million. The net operating losses and tax credits at September 30, 2001 expire between 2002 and 2020. The utilization of a significant portion of the net operating losses and tax credits is limited on an annual basis due to various changes in ownership of both MAPICS and Pivotpoint. We do not believe that these limitations will significantly impact our ability to utilize the net operating losses and tax credits before they expire.

We retain additional uncertain favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies and additional future income tax benefits related to these tax attributes may be realized in future periods if and when they become certain.

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

14.    Commitments and Contingencies

Lease Commitments

        We lease office space and equipment under operating leases, some of which contain renewal options and generally requires us to pay insurance, taxes and maintenance. The lease on our headquarters building includes scheduled base rent increases over the term of the lease. We charge to expense the total amount of the base rent payments using the straight-line method over the term of the lease. In addition, we pay a monthly allocation of the building’s operating expenses. We have recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease in March 1999. Total rental expense under all operating lease agreements was $2.9 million, $5.1 million, and $4.1 million in fiscal 1999, fiscal 2000, and fiscal 2001. We recorded $242,000 in

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sub-lease income receipts in fiscal 2001. In fiscal 2000, we included $866,000 of rent expense related to future rental payments on abandoned space at our location in Alpharetta, Georgia in restructuring and acquisition costs in the statement of operations.

Future minimum lease payments and sub-lease receivables under noncancelable operating leases having initial or remaining lease terms longer than one year as of September 30, 2001 were as follows (in thousands):

Fiscal Years Ending September 30:	Gross Rent	Sublease Rental Income	Net Amount
Operating Leases
2002	$2,991	$(590)	$2,401
2003	2,882	(608)	2,274
2004	2,789	(626)	2,163
2005	2,575	(645)	1,930
2006	2,553	(383)	2,170
Thereafter	2,815	—	2,815

Total	$16,605	$(2,852)	$13,753

Litigation

There is no material legal or governmental proceeding pending or threatened against us.

15.    Shareholders’ Equity and Stock-Based Compensation Plans

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

Preferred Stock

Of the 1,000,000 authorized shares of preferred stock:

•	one share has been designated as series A preferred stock;

•	one share has been designated as series B preferred stock;

•	one share has been designated as series C preferred stock;

•	225,000 shares have been designated as series D convertible preferred stock;

•	100,000 shares have been designated as series E convertible preferred stock; and

•	30,000 shares have been designated as series F junior participating preferred stock.

On November 20, 1998, we issued 1,500,010 shares of common stock upon the conversion of 100,000 shares of series D convertible preferred stock and 50,001 shares of series E convertible preferred stock. As of September 30, 2000 and 2001, we had outstanding 125,000 shares of series D convertible preferred stock and 49,999 shares of

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

series E convertible preferred stock. For information regarding the series F junior participating preferred stock, see “Rights Plan.”

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

Rights Plan

We have a shareholder rights plan under which we declared a dividend of 1) one preferred stock purchase right, or a “right,” for each outstanding share of common stock, and 2) a number of rights for each outstanding share of convertible preferred stock equal to the number of shares of common stock issuable upon conversion of that convertible preferred stock. Each right entitles holders to purchase one one-thousandth of a share, or a “unit,” of series F junior participating preferred stock at an exercise price of $60.00 per unit, subject to adjustment. The rights become exercisable for common stock only under specific circumstances and in the event of particular events relating to a change in control of us. Under specific circumstances pursuant to the rights plan, we may redeem the rights. The rights expire on December 16, 2006, unless redeemed or exchanged earlier. The rights have an anti-takeover effect, in that they would cause substantial dilution to a person or group that acquires a significant interest in us on terms not approved by our board of directors.

Stock-Based Compensation Plans

At September 30, 2001, we had five stock option plans and an employee stock purchase plan, described below.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We recognize compensation expense over the vesting period based on the fair value on the grant date. Restricted stock compensation, which represents compensation expense attributable to future periods, is presented as a separate component of shareholders’ equity. During fiscal 1999, fiscal 2000, and fiscal 2001, we recognized compensation expense, including the effect of forfeitures, of $251,000, $(15,000), and $261,000, related to restricted stock awards.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Number of Shares Under Options	Weighted Average Exercise Price($)
Balance as of September 30, 1998	3,130,142	$11.55
Granted	925,089	8.69
Exercised	(129,948)	9.85
Canceled/expired	(319,846)	12.88

Balance as of September 30, 1999	3,605,437	10.76
Granted	1,835,609	11.86
Exercised	(288,929)	9.38
Canceled/expired	(403,737)	11.96

Balance as of September 30, 2000	4,748,380	11.22
Granted	875,946	5.03
Exercised	(29,500)	4.34
Canceled/expired	(899,664)	12.91

Balance as of September 30, 2001	4,695,162	$9.78

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize information about the stock options outstanding from September 1999 to September 30, 2001:

	September 30, 1999
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 4.19– 4.45	420,000	9.5	$4.24	—	$—
6.56– 8.96	702,777	7.1	8.03	420,213	8.15
9.20–11.45	1,532,556	7.1	10.17	954,292	10.21
12.20–14.83	266,761	4.5	13.50	208,661	13.65
15.21–17.75	468,993	2.9	16.90	431,118	16.89
18.00–20.69	120,150	8.6	18.65	29,725	18.59
21.94–22.50	94,200	8.9	22.09	8,250	22.37

	3,605,437			2,052,259

	September 30, 2000
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 4.19– 5.13	342,501	8.5	$4.24	166,876	$4.24
5.28– 6.57	451,676	9.3	5.59	27,226	6.44
6.75– 8.25	424,483	6.5	7.83	237,733	7.88
8.73–10.88	1,296,707	6.4	9.71	1,012,189	9.73
10.98–13.25	639,464	7.3	11.57	285,100	11.71
13.89–17.27	1,139,865	7.4	15.46	318,940	15.09
17.46–19.88	369,850	3.1	17.69	324,500	17.59
21.94–22.50	83,834	7.8	22.14	46,411	22.26

	4,748,380			2,418,975

	September 30, 2001
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 3.56– 5.28	836,501	8.7	$4.00	213,751	$4.29
5.50– 8.25	1,075,464	7.6	6.67	307,764	7.70
8.44–12.63	1,563,824	5.4	10.03	1,369,224	10.04
12.77–18.44	1,134,245	6.7	15.78	576,100	15.92
19.53–22.50	85,128	7.0	22.19	56,400	22.08

	4,695,162			2,523,239

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Fiscal Years Ended September 30,
	1999	2000	2001
	(As reported)	(As restated, see Note 3)	(As restated, see Note 3)
Net income (loss)	$13,199	$(17,721)	$(26,960)
Pro forma effect of SFAS No. 123	(1,748)	(2,653)	(3,202)

Pro forma net income (loss)	$11,451	$(20,374)	$(30,162)

Basic net income (loss) per common share	$0.70	$(0.99)	$(1.48)
Pro forma effect of SFAS No. 123	(0.09)	(0.14)	(0.17)

Pro forma basic net income (loss) per common share	$0.61	$(1.13)	$(1.65)

Diluted net income (loss) per common share	$0.62	$(0.99)	$(1.48)
Pro forma effect of SFAS No. 123	(0.08)	(0.14)	(0.17)

Pro forma diluted net income (loss) per common share	$0.54	$(1.13)	$(1.65)

We estimated the fair value of the options granted under the stock option plans at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended September 30,
	1999	2000	2001
Weighted average grant date fair value of options	$5.51	$8.28	$3.34
Dividend yield	0%	0%	0%
Expected volatility	73%	83%	82%
Risk-free interest rate	5.06%	6.35%	4.67%
Expected life of options	5 years	5 years	5 years

We estimated the fair value of the look-back options granted under the 2000 ESPP and 1998 ESPP at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended September 30,
	1999	2000	2001
Weighted average grant date fair value of options	$4.37	$2.80	$2.07
Dividend yield	0%	0%	0%
Expected volatility	73%	83%	82%
Risk-free interest rate	4.75%	6.15%	5.87%
Expected life of options	6 months	6 months	6 months

Treasury Stock

In fiscal 1999 we purchased 2,953,800 shares of common stock for $24.3 million pursuant to stock repurchase plans authorized by our board of directors. In fiscal 1999 we retired 128,600 shares of treasury stock with a cost of $1.3 million.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Employee Benefit Plans

Retirement Plan

We have a defined contribution 401(k) retirement plan covering substantially all of our employees in the United States. Under this plan, eligible employees may contribute a portion of their salary until retirement. We match a portion of the employees’ contributions and pay the administration costs of the plan. We incurred total expenses under this plan of $594,000, $854,000, and $845,000 in fiscal 1999, fiscal 2000, and fiscal 2001.

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

17.    Operating Segments and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” defines operating segments as components of an enterprise about which separate financial data are available and are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker, for this purpose, is our president and chief executive officer who acts with the support of other executive officers and vice presidents. For fiscal 1999, fiscal 2000, and fiscal 2001, we had primarily one operating segment that provides software and services to manufacturing enterprises worldwide. Our principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of the United States include EMEA, LAAP and Canada.

We regularly prepare and evaluate separate financial information for each of our principal geographic areas, including 1) North America, 2) EMEA and 3) LAAP. In evaluating financial performance, we focus on operating profit as a measure of a geography’s profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of some corporate expenses. We include our corporate division in the presentation of reportable segment information because some of the income and expense of this division are not allocated separately to the operating segments. We generally do not evaluate assets by geography, except for accounts receivable.

The following tables include financial information related to our operating segments and geographic areas (in thousands):

Fiscal 1999:	North America	EMEA	LAAP	Corporate	Total
Revenue from unaffiliated customers	$95,097	$27,769	$11,852	$—	$134,718
Income (loss) from operations	17,723	5,461	752	(4,276)	19,660
Interest income					1,887
Interest expense					(86)

Income before income tax expense (benefit)					$21,461

Depreciation and amortization	$9,569	$250	$36	$516	$10,371
Accounts receivable, net (at year end)	$22,936	$4,140	$3,704	$24	$30,804

Fiscal 2000 (As restated; See Note 3):
Revenue from unaffiliated customers	$89,776	$20,987	$7,913	$—	$118,676
Income (loss) from operations	9,828	1,021	(973)	(31,951)	(22,075)
Interest income					1,032
Interest expense					(2,917)

Loss before income tax expense (benefit)					$(23,960)

Depreciation and amortization	$9,376	$222	$94	$7,739	$17,431
Accounts receivable, net (at year end)	$26,604	$5,225	$3,345	$46	$35,220

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	North America	EMEA	LAAP	Corporate	Total
Fiscal 2001 (As restated; See Note 3):
Revenue from unaffiliated customers	$106,897	$22,865	$8,389	—	$138,151
Income (loss) from operations	18,184	4,921	(1,678)	$(41,755)	(20,328)
Interest income					786
Interest expense					(2,885)

Loss before income tax expense (benefit)					$(22,247)

Depreciation and amortization	$9,054	$210	$139	$36,249	$45,652
Accounts receivable, net (at year end)	$28,099	$3,067	$3,246	$—	$34,412

The information presented above may not be indicative of results if the geographic areas were independent organizations. No single customer accounts for more than 10% of our revenue. We eliminate transfers between geographic areas in the preparation of the consolidated financial statements.

	Fiscal 1999	Fiscal 2000	Fiscal 2001
	(As reported)	(As restated; See Note 3)	(As restated; See Note 3)
Revenue from unaffiliated customers:
United States	$91,705	$80,850	$103,809
Foreign countries	43,013	37,826	34,342

	$134,718	$118,676	$138,151

Long-lived assets:
United States	$5,291	$5,109	$3,853
Foreign countries	728	964	654

	$6,019	$6,073	$4,507

No single foreign country had a material portion of total revenue from unaffiliated customers or total long-lived assets. Long-lived assets consist of property and equipment, net of accumulated depreciation.

18.    Supplemental Disclosure of Cash Flow Information

Payments for Income Taxes and Interest

In fiscal 1999 and fiscal 2000, we made cash payments for income taxes, net of income tax refunds, of $3.9 million and $328,000. In fiscal 2001, we received cash refunds of income taxes, net of income tax payments, of $1.6 million. In fiscal 1999, fiscal 2000 and fiscal 2001, we made cash payments for interest of $88,000, $1.9 million, and $3.1 million.

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are summarized below (in thousands):

	Fiscal Years Ended September 30,
	1999	2000	2001
Liabilities and debt assumed in acquisition	$—	$15,314	$—
Restricted common stock issued in an acquisition	—	1,931	—
Expense for stock-based awards	397	270	337
Tax benefit associated with the exercise of stock options and stock awards	267	581	32
Retirement of treasury stock	1,281	—	—
Conversion of preferred stock	$150	$—	$—

MAPICS, Inc. and Subsidiaries

Supplemental Financial Information, as Restated (Unaudited)

Selected Quarterly Financial Data, as Restated (Unaudited)

As discussed in “Item 8. Financial Statement and Supplementary Data” in Note 3 of the Notes to Consolidated Financial Statements, we have restated our financial statements for the fiscal years ended September 30, 2000 and 2001. The following quarterly information is restated and unaudited and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the operating results for each quarter (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(As reported)	(As reported)	(As restated)	(As restated)	(As restated)
Fiscal 2000:
Total revenue	$30,525	$34,521	$27,931	$25,699	$118,676
Income (loss) before income tax expense (benefit)	4,101	(17,210)	(1,787)	(9,064)	(23,960)
Net income (loss)	2,522	(12,307)	(1,964)	(5,972)	(17,721)
Net income (loss) per common share (diluted)	$0.13	$(0.69)	$(0.11)	$(0.33)	$(0.99)
Weighted average number of common shares and common equivalent shares outstanding (diluted)	19,781	17,832	18,056	18,096	17,896

	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Fiscal 2001:
Total revenue	$30,931	$34,995	$37,013	$35,211	$138,151
Income (loss) before income tax expense (benefit)	(1,540)	288	2,807	(23,982)	(22,427)
Net income (loss)	$(1,360)	173	509	(26,282)	(26,960)
Net income (loss) per common share (diluted)	$(0.08)	$0.01	$0.03	$(1.44)	$(1.48)
Weighted average number of common shares and common equivalent shares outstanding (diluted)	18,132	20,270	20,249	18,291	18,223

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

The following tables summarize our quarterly operating results from the financial statements included in our Form 10-K for fiscal 2001 as originally filed to these restated financial statement (in thousands, except for per share data):

	Three Months Ended June 30, 2000
	As Previously Reported	As Restated
Fiscal 2000:
Total revenue	$36,490	$27,931
Income (loss) before income tax expense (benefit)	1,900	(1,787)
Net income (loss)	304	(1,964)
Net income (loss) per common share (diluted)	$0.02	$(0.11)
Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,031	18,056

MAPICS, Inc. and Subsidiaries

	Three Months Ended September 30, 2000
	As Previously Reported	As Restated
Fiscal 2000:
Total revenue	$38,826	$25,699
Loss before income tax expense (benefit)	(2,967)	(9,064)
Net loss	$(2,244)	(5,972)
Net loss per common share (diluted)	$(0.12)	$(0.33)
Weighted average number of common shares and common equivalent shares outstanding (diluted)	18,096	18,096

	Three Months Ended December 31, 2000
	As Previously Reported	As Restated
Fiscal 2001:
Total revenue	$34,987	$30,931
Income (loss) before income tax expense (benefit)	683	(1,540)
Net income (loss)	$7	$(1,360)
Net income (loss) per common share (diluted)	$0.00	$(0.08)
Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,178	18,132

	Three Months Ended March 31, 2001
	As Previously Reported	As Restated
Fiscal 2001:
Total revenue	$34,049	$34,995
Income before income tax expense (benefit)	6	288
Net income	$—	173
Net income per common share (diluted)	$—	$0.01
Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,270	20,270

	Three Months Ended June 30, 2001
	As Previously Reported	As Restated
Fiscal 2001:
Total revenue	$36,131	$37,013
Income (loss) before income tax expense (benefit)	2,155	2,807
Net income	$108	509
Net income per common share (diluted)	$0.01	$0.03
Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,249	20,249

	Three Months Ended September 30, 2001
	As Previously Reported	As Restated
Fiscal 2001:
Total revenue	$32,549	$35,211
Loss before income tax expense (benefit)	(25,250)	(23,982)
Net loss	$(27,062)	(26,282)
Net loss per common share (diluted)	$(1.48)	$(1.44)
Weighted average number of common shares and common equivalent shares outstanding (diluted)	18,291	18,291

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

We will provide information relating to our directors under the captions “Proposal 1—Election of Directors—Nominees” and “—Information Regarding Nominees and Continuing Directors” in our proxy statement for our 2002 annual meeting of shareholders to be held on February 12, 2002 or in a subsequent amendment to this report. We will provide information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the above referenced proxy statement or amendment. All such information that is provided in the proxy statement is incorporated in this Item 10 by reference.

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

Michael J. Casey, age 38, has been our Vice President of Finance, Chief Financial Officer, and Treasurer since September 2001. Before joining MAPICS, Mr. Casey served from July 2000 to September 2001 as the Executive Vice President and Chief Financial Officer of iXL, Inc., a global internet consulting firm. From December 1999 to July 2000, Mr. Casey was Senior Vice President and Chief Financial Officer of RedCelsius, Inc., an early stage software company. From November 1997 to December 1999, Mr. Casey served as Senior Vice President, Chief Financial Officer and Treasurer for Manhattan Associates, Inc., a publicly traded developer of supply chain software and services. From April 1997 to November 1997, Mr. Casey served as Chief Financial Officer of Intellivoice Communications, Inc., a speech recognition company, and from February 1996 to February 1997, Mr. Casey was Chief Financial Officer, Treasurer and Secretary of Colorocs Information Technologies, Inc., a publicly traded provider of parts and services for color copiers. From 1992 to 1996, Mr. Casey served as Vice President, Finance for IQ Software Corporation, a publicly traded developer of business intelligence software.

Martin D. Avallone, age 40, has been our Vice President, General Counsel and Secretary since October 1998. He has also served as our Vice President of Business Development since October 2000. From July 1997 through September 1998, Mr. Avallone was our General Counsel and Secretary. From May 1986 though July 1997, Mr. Avallone held various legal positions within IBM.

Item 11.      Executive Compensation.

We will provide information relating to executive compensation under the captions “Proposal 1—Election of Directors —Director Compensation,” “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors” and “Stock Performance Graphs” in the proxy statement or subsequent amendment referred to in Item 10 above. All such information that is provided in the proxy statement is incorporated in this Item 11 by reference, except for the information under the captions “Report of the Compensation Committee of the Board of Directors” and “Stock Performance Graphs” which specifically is not so incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

We will provide information regarding ownership of our common stock by specified persons under the caption “Stock Ownership” in the proxy statement or subsequent amendment referred to in Item 10 above. All such information that is provided in the proxy statement is incorporated in this Item 12 by reference.

Item 13.     Certain Relationships and Related Transactions.

During fiscal 2001 there were no relationships or transactions between us and any of our affiliates that are required to be reported pursuant to this Item 13.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1. Consolidated Financial Statements

Our consolidated financial statements listed below, as restated, are set forth in Item 8 of this report:

2.  Financial Statement Schedules

We have omitted all schedules to our consolidated financial statements because they are not required under the related instructions or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

3.  Exhibits

The following exhibits have previously been filed with the Securities and Exchange Commission and are incorporated in Item 14 by reference to those prior filings. Previously filed registration statements and reports which are incorporated by reference are identified in the column captioned “SEC Document Reference.” We will furnish any exhibit upon request to Martin D. Avallone, our Vice President, General Counsel and Secretary, 1000 Windward Concourse Parkway, Suite 100, Alpharetta, Georgia 30005. We charge $.50 per page to cover expenses of copying and mailing.

Exhibit No.	Description	SEC Document Reference
2.1	Agreement and Plan of Merger dated as of March 30, 1998 between MAPICS, Inc, a Massachusetts corporation, and MAPICS, Inc., a Georgia corporation	Exhibit 2.1 to Quarterly Report on Form 10-Q dated May 14, 1998

2.2	Agreement and Plan of Merger dated as of December 15, 1999 by and among MAPICS, Inc., MAPICS Merger Corp. and Pivotpoint, Inc.	Exhibit 2.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

3.1	Articles of Incorporation, as amended.	Exhibit 3.2 to Quarterly Report on Form 10-Q dated February 14, 2000.

Exhibit No.	Description	SEC Document Reference
3.2	By-laws, as amended on November 3, 1999 to Replace section 2.9	Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001

4.1	Specimen certificate representing the common stock	Exhibit 3 to Registration Statement on Form 8-A dated March 31, 1998, as amended by Form 8-A/A dated August 21, 1998

4.2
Amended and Restated Rights Agreement dated as of March 30, 1998 among MAPICS, Inc., a Georgia corporation, MAPICS, Inc., a
Massachusetts corporation, and BankBoston,
N.A., as its rights agent, which includes as
Exhibit A the terms of the Series F Preferred
Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Form of Summary of Rights to Purchase Preferred Stock
Exhibit 4 to Registration Statement on Form 8-A dated March 31, 1998, as amended by Form 8-A/A dated August 21, 1998

10.1
Convertible Preferred Stock Purchase Agreement dated September 20, 1995 by and among Marcam Corporation, General Atlantic Partners 21, L.P. GAP Coinvestment Partners, L.P. and The Northwestern Mutual Life Insurance Company
Exhibit 10.2 to Current Report on Form 8-K dated September 29, 1995

10.2
Convertible Preferred Stock and Warrant
Purchase Agreement dated July 19, 1996 among Marcam Corporation, General Atlantic Partners 32, L.P. and GAP Coinvestments Partners, L.P., including the form of Marcam Corporation Common Stock Purchase Warrants
Exhibit 10.1 to Current Report on Form 8-K dated July 23, 1996

10.3
Amended and Restated Registration Rights
Agreement dated July 23, 1996 by and among
Marcam Corporation, General Atlantic Partners 21, L.P., General Atlantic Partners 32, L.P., GAP Coinvestment Partners, L.P. and The Northwestern Mutual Life Insurance Company
Exhibit 10.2 to Current Report on Form 8-K dated July 23, 1996

10.4	Distribution Agreement between Marcam Solutions, Inc. and Marcam Corporation	Exhibit 2 to Amendment No. 1 to Registration Statement on Form 10, No. 000-22841, of Marcam Solutions, Inc. dated July 22, 1997

10.5	Tax Sharing Agreement between Marcam Solutions, Inc. and Marcam Corporation	Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form 10, No. 000-22841, of Marcam Solutions, Inc. dated July 22, 1997

10.6	General Services Agreement between Marcam Solutions, Inc. and Marcam Corporation	Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form 10, No. 000-22841, of Marcam Solutions, Inc. dated July 22, 1997

10.7*	1994 Stock Plan, as amended and restated	Exhibit 4.4 to Registration Statement on Form S-8, No. 333-02158

Exhibit No.	Description	SEC Document Reference
10.8*	1987 Stock Plan, as amended and restated	Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended September 30, 1996

10.9*	1998 Non-Employee Director Stock Option Plan, as amended and restated	Exhibit 99.1 to Registration Statement on Form S-8, No. 333-48989

10.10*	1998 Non-Employee Director Stock Incentive Plan, as amended and restated	Exhibit 99.2 to Registration Statement on Form S-8, No. 333-48989

10.11*	1998 Long-Term Incentive Plan, as amended and restated	Exhibit 99.1 to Registration Statement on Form S-8, No. 333-35034

10.12*	2000 Employee Stock Purchase Plan, as amended and restated	Exhibit 99.2 to Registration Statement on Form S-8, No. 333-35034

10.13*	Change of Control Employment Agreement by and between MAPICS, Inc. and Richard C. Cook dated as of March 24, 1998	Exhibit 10.46 to Quarterly Report on Form 10-Q dated May 14, 1998

10.14*	Change of Control Employment Agreement by and between MAPICS, Inc. and Martin D. Avallone dated as of March 27, 1998	Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended September 30, 1998

10.15*	Change of Control Employment Agreement by and between MAPICS, Inc. and William J. Gilmour dated as of March 31, 1998	Exhibit 10.48 to Quarterly Report on Form 10-Q dated May 14, 1998

10.16*	Change of Control Employment Agreement by and between MAPICS, Inc. and Peter E. Reilly dated as of October 1, 1999	Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001

10.17	Employment Agreement dated December 15, 1999 between MAPICS, Inc. and Stephen C. Haley	Exhibit 10.5 to Quarterly Report on Form 10-Q dated February 14, 2000

10.18*	Employment Agreement dated September 11, 2001 between MAPICS, Inc. and Michael J. Casey	Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001

10.19*	Resignation letter and consulting agreement dated January 18, 2001 between MAPICS, Inc. and Stephen C. Haley	Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001

10.20*	Resignation letter and amendment dated June 29, 2001 between MAPICS, Inc. and William J. Gilmour.	Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
10.21	Sublease Agreement by and between General Electric Capital Corporation and MAPICS, Inc. dated as of October 29, 1998	Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended September 30, 1998

Exhibit No.	Description	SEC Document Reference
10.22
Amendment to Convertible Preferred Stock
Purchase Agreement Among MAPICS, Inc.,
General Atlantic Partners 21, L.P., GAP
Coinvestment Partners, L.P. and The
Northwestern Mutual Life Insurance Company,
dated as of August 4, 1999
Exhibit 2.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2000

10.23	Amendment to Convertible Preferred Stock and Warrant Purchase Agreement Among MAPICS, Inc., General Atlantic Partners 32, L.P. and GAP Coinvestment Partners, L.P., dated as of August 4, 1999	Exhibit 2.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2000

10.24
Revolving Credit and Term Loan Agreement
dated as of January 12, 2000 among MAPICS,
Inc., Fleet National Bank (formerly known as
BankBoston, N.A.) and other lending institutions
set forth on Schedule 1 hereto and Fleet National
Bank (formerly known as BankBoston, N.A.), as
Agent, and FleetBoston Robertson Stephens Inc.,
as Arranger, as amended through Amendment
No. 5 (composite)
Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001

23.1†	Consent of PricewaterhouseCoopers LLP

*	Compensatory management plan.
†	Filed with this report.

(b)	Reports on Form 8-K

None.

(c)	See Item 14(a)(3) above.

(d)	See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.

MAPICS, Inc

By:	/S/ RICHARD C. COOK Richard C. Cook President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 2001.

Signature

/s/ RICHARD C. COOK Richard C. Cook	President, Chief Executive Officer and Director

/s/ GEORGE A. CHAMBERLAIN 3D George A. Chamberlain 3d	Director

/s/ EDWARD J. KFOURY Edward J. Kfoury	Director

/s/ TERRY H. OSBORNE Terry H. Osborne	Director

/s/ JULIA B. NORTH Julia B. North	Director

/s/ H. MITCHELL WATSON, JR. H. Mitchell Watson, Jr.	Director

/s/ MICHAEL J. CASEY Michael J. Casey	Vice President of Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)