Form 10-Q
period 2002-06-30
MAPICS INC
filed 2002-08-14
CIK 848551

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(678) 319-8000
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding at August 7, 2002 was 18,395,303.

MAPICS, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2002

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements

MAPICS, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2002	September 30, 2001
	(Unaudited)	(As restated; See Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$22,835	$18,077
Accounts receivable, net of allowances of $1,910 at June 30, 2002 and $3,456 at September 30, 2001	24,401	34,412
Deferred royalties	7,848	7,492
Deferred commissions	8,230	9,209
Prepaid expenses and other current assets	3,220	2,870
Deferred income taxes, net	4,410	6,474

Total current assets	70,944	78,534
Property and equipment, net	3,418	4,507
Computer software costs, net	17,302	17,627
Goodwill and other intangible assets, net	7,246	8,494
Other non-current assets, net	7,047	5,991

Total assets	$105,957	$115,153

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$13,069
Note payable	4,000	—
Accounts payable	3,425	2,903
Accrued expenses and other current liabilities	24,743	29,967
Restructuring reserve, current	1,375	296
Deferred license revenue	17,572	22,124
Deferred services revenue	40,129	40,406

Total current liabilities	91,244	108,765
Long-term debt	—	5,593
Restructuring reserve, non-current	2,427	137
Other non-current liabilities	1,340	415

Total liabilities	95,011	114,910

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized:
Series D convertible preferred stock, 125 shares issued and outstanding (liquidation preference of $9,419) at June 30, 2002 and September 30, 2001	125	125
Series E convertible preferred stock, 50 shares issued and outstanding (liquidation preference of $3,768) at June 30, 2002 and September 30, 2001	50	50
Common stock, $.01 par value; 90,000 shares authorized, 20,370 shares issued and 18,394 shares outstanding at June 30, 2002; 20,370 shares issued and 18,307 shares outstanding at September 30, 2001	204	204
Additional paid-in capital	63,178	62,923
Accumulated deficit	(37,064)	(46,770)
Restricted stock compensation	(367)	(709)
Accumulated other comprehensive loss	(63)	(189)
Treasury stock-at cost, 1,976 shares at June 30, 2002 and 2,063 shares at September 30, 2001	(15,117)	(15,391)

Total shareholders’ equity	10,946	243

Total liabilities and shareholders’ equity	$105,957	$115,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
		(As restated; See Note 2)		(As restated; See Note 2)
Revenue:
License	$9,439	$14,086	$30,991	$34,978
Services	21,818	22,927	66,766	67,961

Total revenue	31,257	37,013	97,757	102,939

Operating expenses:
Cost of license revenue	3,742	5,335	11,136	12,338
Cost of services revenue	7,935	9,166	25,120	26,527
Selling and marketing	9,164	11,237	25,852	31,547
Product development	3,168	4,194	12,438	13,514
General and administrative	2,910	3,446	11,076	10,699
Amortization of goodwill	—	2,341	—	7,022
Acquisition costs	—	(1,981)	—	(1,981)
Restructuring costs and other items	—	—	3,707	—

Total operating expenses	26,919	33,738	89,329	99,666

Income from operations	4,338	3,275	8,428	3,273
Other:
Interest income	134	203	388	612
Interest expense	(151)	(671)	(989)	(2,330)

Income before income tax expense (benefit) and extraordinary item	4,321	2,807	7,827	1,555
Income tax expense (benefit)	(3,512)	2,298	(2,195)	2,233

Income (loss) before extraordinary item	7,833	509	10,022	(678)
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $173	(318)	—	(318)	—

Net income (loss)	$7,515	$509	$9,704	$(678)

Net income (loss) per common share (basic):
Income (loss) before extraordinary item	$0.43	$0.03	$0.55	$(0.04)
Extraordinary loss on early extinguishment of debt, net of income tax benefit	(0.02)	—	(0.02)	—

Net income (loss)	$0.41	$0.03	$0.53	$(0.04)

Weighted average number of common shares outstanding (basic)	18,356	18,248	18,343	18,199

Net income (loss) per common share (diluted):
Income (loss) before extraordinary item	$0.38	$0.03	$0.49	$(0.04)
Extraordinary loss on early extinguishment of debt, net of income tax benefit	(0.02)	—	(0.02)	—

Net income (loss)	$0.36	$0.03	$0.47	$(0.04)

Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,596	20,249	20,544	18,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2002	2001
		(As restated; See Note 2)
Cash flows from operating activities:
Net income (loss)	$9,704	$(678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,732	2,154
Amortization of computer software costs	4,502	5,099
Amortization of goodwill and other intangible assets	570	7,673
Amortization of debt issuance costs	338	340
Write-off of computer software costs	—	1,551
Loss on early extinguishments of debt	491	—
Provision for bad debts	900	586
Deferred income taxes	2,476	2,972
Settlement of pre-acquisition contingency	(1,000)	—
Other non-cash items, net	189	491
Changes in operating assets and liabilities:
Accounts receivable	9,111	1,969
Deferred royalties	(356)	(1,282)
Deferred commissions	979	1,918
Prepaid expenses and other current assets	854	3,366
Other non-current assets	(1,627)	197
Accounts payable	522	(3,927)
Accrued expenses and other current liabilities	(4,882)	(5,579)
Restructuring reserve, current and non-current	3,369	—
Deferred license revenue	(4,552)	2,883
Deferred service revenue	(277)	(1,953)
Other non-current liabilities	873	—

Net cash provided by operating activities	23,916	17,780

Cash flows from investing activities:
Purchases of property and equipment	(703)	(1,070)
Additions to computer software costs	(4,077)	(4,322)
Purchases of computer software	(102)	—
Acquisitions, net of cash acquired	—	7

Net cash used for investing activities	(4,882)	(5,385)

Cash flows from financing activities:
Proceeds from stock options exercised	173	11
Proceeds from employee stock purchases	409	503
Proceeds from note payable	8,428	—
Principal repayments of note payable	(4,428)	—
Principal repayments of long-term debt	(18,662)	(10,059)
Payment of debt issuance costs	(196)	(96)

Net cash used for financing activities	(14,276)	(9,641)

Net increase in cash and cash equivalents	4,758	2,754
Cash and cash equivalents at beginning of period	18,077	12,175

Cash and cash equivalents at end of period	$22,835	$14,929

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

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. As permitted by the rules of the SEC applicable to quarterly reports on Form 10-Q, these financial statements are condensed and consolidated, consisting of the condensed financial statements of MAPICS, Inc. and our subsidiaries. We eliminated all significant intercompany accounts and transactions in the consolidation. We have reclassified certain amounts in the September 30, 2001 condensed consolidated financial statements to conform to the June 30, 2002 presentation. We also have condensed these notes, and they do not contain all disclosures required by generally accepted accounting principles. While we believe that the disclosures presented are adequate to make these condensed consolidated financial statements not misleading, you should read them in conjunction with our audited consolidated financial statements and related notes included in our amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001 as filed with the SEC on August 14, 2002.

We operate on a fiscal year ending September 30th. The term “fiscal 2000” refers to our fiscal year ended September 30, 2000, the term “fiscal 2001” refers to our fiscal year ended September 30, 2001, and the term “fiscal 2002” refers to our fiscal year ending September 30, 2002. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

(2)	Restatement of Financial Statements

In July 2002, we concluded that our annual renewable term license agreements for our IBM iSeries platform products are short-term time-based licenses that should be accounted for pursuant to AICPA Technical Practice Aid (“TPA”) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition” issued in May 2000. In accordance with TPA 5100.53, we were unable to objectively demonstrate the vendor-specific objective evidence (VSOE) of fair value of post-contract customer support (PCS) due to the short-term timeframe, and we were unable to apply the “residual method” set forth in SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,’ ” which was our prior accounting practice. We concluded that we should recognize the initial license fee and related expenses for our annual renewable term license agreements ratably over the twelve-month license term as provided in TPA 5100.53 and paragraph 12 of SOP 97-2, “Software Revenue Recognition.”

As discussed in Note 3 of the notes to our consolidated financial statements in Item 8 of our amended Annual Report on Form 10-K/A for the year ended September 30, 2001, we have restated our financial statements for the years ended September 30, 2000 and 2001 and have revised our accounting to conform to TPA 5100.53 effective June 1, 2000. The effect of the restatement involves only the timing of when certain license revenues and direct costs are recognized. Direct costs included in the adjustments for the restatement include royalty expense for our solution partner-developed products and commission fees paid to our affiliates. Other sales costs were recorded as period expenses. The total revenues to be recognized over the life of the contract from sales of our software under these annual renewable term licenses will be unchanged.

We also have restated our financial statements presented in this Quarterly Report on Form 10-Q as necessary to reflect the application of TPA 5100.53. The significant adjustments to the statement of operations for the three months ended June 30, 2001 were an increase in our license revenue of $882,000, a reduction of our royalty expenses in cost of license revenue of $549,000, and an increase in our sales commissions in selling and marketing expenses of $779,000. In the aggregate for the three months ended June 30, 2001, the adjustments and related tax effects increased previously reported net income by $401,000 and increased both previously reported basic and diluted net income per share by $0.02. The significant adjustments to the statement of operations for the nine months ended June 30, 2001 were a decrease in our license revenue of $2.2 million, a reduction of our royalty expenses in cost of license revenue of $1.6 million, and an increase in our sales commissions in selling and marketing expenses of $677,000. In the aggregate for the nine months ended June 30, 2001, the adjustments and related tax effects decreased previously reported net income by $793,000 and decreased previously reported basic and diluted net loss per share by $0.05.

        Additionally, we have restated our financial statements for the six months ended March 31, 2002 the effects of which are included in our financial statements for the nine months ended June 30, 2002. The significant adjustments to the statement of operations for the six months ended March 31, 2002 were an increase in our license revenue of $4.7 million, an increase of our royalty expense in cost of license revenue of $700,000, and an increase in our sales commissions in selling and marketing expenses of $1.5 million. In the aggregate for the six months ended March 31, 2002, the adjustments and related tax effects increased previously reported net income by $1.6 million and increased previously reported basic net income per share by $0.09 from $0.03 per share to $0.12 per share and previously reported diluted net income per share by $0.08 from $0.03 per share to $0.11 per share.

MAPICS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

We also made certain adjustments to the balance sheet as of September 30, 2001 as a result of the restatement. These adjustments are discussed in Note 3 of the Notes to the Consolidated Financial Statements in Item 8 of our amended Annual Report on Form 10-K/A for the year ended September 30, 2001.

The following tables present changes to our statements of operations and statements of cash flows from previously presented filings to the statements presented in this filing.

Statements of Operations Data

(In thousands, except per share data)
	Three Months Ended June 30, 2001
	As Previously Reported	As Restated
Revenue:
License	$13,204	$14,086
Total revenue	36,131	37,013
Operating expenses:
Cost of license revenue	5,884	5,335
Selling and marketing	10,458	11,237
Total operating expenses	33,508	33,738
Income from operations	2,623	3,275
Income before income tax expense	2,155	2,807
Income tax expense	2,047	2,298

Net income	$108	$509

Net income per common share (basic)	$0.01	$0.03

Weighted average number of common shares outstanding (basic)	18,248	18,248

Net income per common share (diluted)	$0.01	$0.03

Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,249	20,249

	Nine Months Ended June 30, 2001
	As Previously Reported	As Restated
Revenue:
License	$37,206	$34,978
Total revenue	105,167	102,939
Operating expenses:
Cost of license revenue	13,954	12,338
Selling and marketing	30,870	31,547
Total operating expenses	100,605	99,666
Income from operations	4,562	3,273
Income before income tax expense	2,844	1,555
Income tax expense	2,729	2,233

Net income (loss)	$115	$(678)

Net income (loss) per common share (basic)	$0.01	$(0.04)

Weighted average number of common shares outstanding (basic)	18,199	18,199

Net income (loss) per common share (diluted)	$0.01	$(0.04)

Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,197	18,199

MAPICS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Statements of Cash Flow Data
(In thousands)

	Nine Months Ended June 30, 2001
	As Previously Reported	As Restated
Cash flows from operating activities:
Net income (loss)	$115	$(678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	3,468	2,972
Changes in operating assets and liabilities:
Deferred royalties	334	(1,282)
Deferred commissions	1,241	1,918
Deferred license revenue	656	2,883

(3)	Revenue Recognition

We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position, SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,’ “ SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and AICPA Technical Practice Aid (“TPA”) 5100.53 “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

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

We generally license our software products that operate on the IBM iSeries platform under annual renewable term licenses. When we first license our iSeries product line, we receive both an initial license fee and an annual license fee. Our customers may renew the license for an additional one-year period upon payment of the annual license fee. We recognize the initial license fees under these annual renewable term licenses as license revenues ratably over the initial license period, which is generally twelve months. Prior to revising our revenue recognition policy to conform with the TPA 5100.53, we recognized the license fee upon commencement of the license when certain criteria were met. As discussed in Note 2, we have restated our financial statements prospectively from June 1, 2000 to comply with TPA 5100.53. In addition, payment of the annual license fee entitles the customer to available software support for another year. If the annual license fee is not paid, the customer is no longer entitled to use the software and we may terminate the agreement. We record this annual license fee as services revenue ratably over the term of the services agreement.

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

MAPICS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

(4)	Computation and Presentation of Net Income (Loss) Per Common Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings Per Share.” We compute basic net income (loss) per common share, which excludes dilution, by dividing net income or loss by the weighted average number of common shares outstanding for the period.

To calculate diluted net income (loss) per share, we divide net income (loss) by:

•	the weighted average number of common shares outstanding for the period; plus

•
the weighted average number of common equivalent shares resulting from the assumed conversion of preferred stock, the assumed exercise of dilutive stock options, and contingently issuable stock during the period.

MAPICS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table presents the calculations of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
		(As restated; See Note 2)		(As restated; See Note 2)
Income (loss) before extraordinary item	$7,833	$509	$10,022	$(678)
Extraordinary loss on early extinguishments of debt, net of income tax benefit	(318)	—	(318)	—

Net income (loss)	$7,515	$509	$9,704	(678)

Basic net income (loss) per common share:
Weighted average common shares outstanding	18,356	18,248	18,343	18,199

Income (loss) before extraordinary item	$0.43	$0.03	$0.55	$(0.04)
Extraordinary loss on early extinguishments of debt, net of income tax benefit	(0.02)	—	(0.02)	—

Net income (loss)	$0.41	$0.03	$0.53	$(0.04)

Diluted net income (loss) per common share:
Weighted average common shares outstanding	18,356	18,248	18,343	18,199
Common share equivalents:
Convertible preferred stock	1,750	1,750	1,750	—
Common stock options	364	141	325	—
Contingently issuable stock	126	110	126	—

Weighted average common shares and common equivalent shares outstanding	20,596	20,249	20,544	18,199

Income (loss) before extraordinary item	$0.38	$0.03	$0.49	$(0.04)
Extraordinary loss on early extinguishments of debt, net of income tax benefit	(0.02)	—	(0.02)	—

Net income (loss)	$0.36	$0.03	$0.47	$(0.04)

Because their inclusion would have an antidilutive effect on net income (loss) per common share, we excluded the average number of common share equivalents listed below from the computation of diluted net income (loss) per share for the nine months ended June 30, 2001:

Nine Months Ended June 30,
2001
Common share equivalents:
Convertible preferred stock	1,750
Common stock options	138
Contingently issuable stock	110

Total	1,998

MAPICS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(5)	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
		(As restated; See Note 2)		(As restated; See Note 2)
Net income (loss)	$7,515	$509	$9,704	$(678)
Other comprehensive loss, net of income taxes:
Foreign currency translation	53	(56)	64	(115)
Interest rate hedge	—	18	—	(95)

Comprehensive income (loss)	$7,568	$471	$9,768	$(888)

(6)	Goodwill and Other Intangible Assets

We adopted SFAS 142, “Goodwill and Other Intangible Assets” on October 1, 2001. Accordingly, we discontinued periodic amortization of goodwill. Goodwill will be assessed annually for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption. Based on the transitional impairment test completed on March 31, 2002, we did not record an impairment charge for goodwill as of that date. For additional information regarding SFAS No. 142 and its effect on us, see Note 12.

During the three months and nine months ended June 30, 2001, we recorded $2.3 million and $7.0 million in amortization of goodwill. The impact of amortization of goodwill on net income for the three months and nine months ended June 30, 2001 was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2001	Nine Months Ended June 30, 2001
	(As restated; See Note 2)	(As restated; See Note 2)
Reported net income (loss)	$509	$(678)
Add back:
Goodwill amortization, net of income taxes	2,518	5,910

Net income excluding goodwill amortization, net of income taxes	$3,027	$5,232

Basic net income (loss) per common share:
Reported net income (loss)	$0.03	$(0.04)
Add back:
Goodwill amortization, net of income taxes	0.14	0.32

Net income excluding goodwill amortization, net of income taxes	$0.17	$0.28

Weighted average number of common shares outstanding (basic)	18,248	18,199

Diluted net income (loss) per common share:
Reported net income (loss)	$0.03	$(0.04)
Add back:
Goodwill amortization, net of income taxes	0.12	0.30

Net income excluding goodwill amortization, net of income taxes	$0.15	$0.26

Weighted average number of common shares outstanding (diluted)	20,249	20,197

MAPICS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Intangible assets, other than goodwill, that have finite useful lives will continue to be amortized over their estimated useful lives. Our intangible assets consist principally of tradenames, trademarks, and installed customer base and affiliate network, and all are considered to have finite lives. The gross carrying amount of intangible assets as of June 30, 2002 was $8.8 million with a balance of $5.2 million in accumulated amortization. The amortization of intangible assets for the three months and nine months ended June 30, 2002 was $190,000 and $570,000.

Amortized Intangible Assets (in thousands):

	As of June 30, 2002
	Gross Carrying Amount	Accumulated Amortization
Installed customer base and affiliate network	$7,934	$4,433
Tradenames and trademarks	856	799

Total	$8,790	$5,232

The weighted average amortization lives of the installed customer base and affiliate network and of the tradenames and trademarks is 13 years and 10 years, respectively.

Aggregate Amortization Expense (in thousands):

	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
Aggregate amortization expense	$190	$570

Estimated Amortization Expense for the Fiscal Years Ended (in thousands):
September 30, 2002	$759
September 30, 2003	$709
September 30, 2004	$673
September 30, 2005	$673
September 30, 2006	$673

In March 2002, certain tax liabilities, deferred tax assets, and net operating losses from the acquisition of Pivotpoint were adjusted to reflect current estimates based on the settlement of an IRS exam, and pursuant to SFAS No. 109, “Accounting for Income Taxes,” goodwill was adjusted downward by $678,000 as of March 31, 2002. At June 30, 2002, the remaining balance of goodwill and accumulated amortization was $3.7 million.

Changes in Goodwill for the Nine Months Ended June 30, 2002:
Balance as of September 30, 2001	$4,367

Change in estimate of pre-acquisition Pivotpoint income tax liabilities	(678)

Balance as of June 30, 2002	$3,689

(7)	Income Taxes

        The reported income tax benefit for the three months and nine months ended June 30, 2002 differs from the expected income tax expense (benefit) calculated by applying the federal statutory rate to our income before income tax expense (benefit) and extraordinary item principally due to a $5.0 million benefit that we recorded during the quarter. This tax benefit resulted from changes in income taxes payable during the quarter due to the resolution of federal income tax uncertainties related to tax net operating losses (NOLs) retained by MAPICS in connection with our 1997 spin off from Marcam Corporation. Accordingly, we recorded this income tax benefit and recorded a corresponding decrease in income taxes payable. We still retain additional uncertain favorable income tax attributes in

MAPICS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

connection with the 1997 separation of Marcam Corporation into two companies and additional income tax benefits related to these tax attributes may be realized in future periods if and when they become certain.

Additionally, the impact of state and foreign income taxes and the second quarter adjustment of goodwill of Pivotpoint created differences from the expected income tax expense (benefit) calculated by applying the federal statutory rate to our income before income tax expense (benefit) and extraordinary item. See Note 6 for further discussion of the adjustment to goodwill.

(8)	Long-Term Debt and Revolving Credit Facility

On April 2, 2002, we repaid $2.8 million in principal of our term loan under our previous bank credit facility, reducing the outstanding balance to $8.4 million. On April 26, 2002, we entered into a new secured revolving credit facility which provides for a revolving credit line of up to $10.0 million. On that date, we borrowed $8.4 million under the new revolving credit facility to repay the remaining balance of the term loan under our previous bank credit facility and we terminated the previous bank credit facility. We repaid an additional $4.4 million of the outstanding balance under our new bank credit facility during the three months ended June 30, 2002. As of June 30, 2002, we had a balance of $4.0 million outstanding the revolving credit facility. On July 15, 2002, we repaid an additional $2.0 million on our note payable, leaving an outstanding balance of $2.0 million.

Our new revolving credit facility matures on April 24, 2003 and may be extended for an additional 364-day term at our request and at the discretion of the bank. We may make voluntary prepayments of the revolving loans without premium or penalty, and all outstanding unpaid principal on the revolving loans will mature on April 24, 2003 but may be extended if the credit facility is extended. At our option, the interest rates for the revolving credit facility are either adjusted LIBOR plus 2.50% per year or the defined base rate plus 1.00% per year. The base rate is the higher of the defined prime rate or the federal funds rate plus one-half of one percent.

Substantially all of our domestic assets are pledged as collateral for any obligations under the new revolving credit facility. The revolving credit facility contains covenants which, among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

•	incurrence of additional indebtedness outside the facility, liens and capital leases;

•	the payment of dividends on and the redemption or repurchase of our capital stock;

•	acquisitions and investments;

•	mergers and consolidations; and

•	the disposition of any of our properties or assets outside the ordinary course of business.

(9)	Early Extinguishment of Debt

On April 26, 2002, we used our new secured revolving credit facility to repay the outstanding balance of $8.4 million under our original bank credit facility. See Note 8 for further discussion of our revolving credit facility. At the time of refinancing, the balance of the unamortized debt issuance costs relating to our original term loan was $491,000. We wrote down the remaining balance of debt issuance costs, net of income tax benefit of $173,000, and classified the write-down as an extraordinary item in our statement of operations for the three months and nine months ended June 30, 2002 in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

(10)	Acquisition Costs, Restructuring Costs and Other Items

Restructuring Costs and Other Items

On January 15, 2002, we announced a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% by June 30, 2002. We recorded a restructuring charge of $4.7 million during the nine months ended June 30, 2002. The restructuring costs included $3.7 million related to the abandonment of excess office space and

MAPICS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

$1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel.

The major components of the restructuring costs and the remaining restructuring accrual at June 30, 2002 were as follows (in thousands):

	Accrued Restructuring Costs at September 30, 2001	Restructuring Costs	Amounts Utilized	Accrued Restructuring Costs at June 30, 2002
Cost of abandonment of excess space and other	$433	$3,681	$(369)	$3,745
Employee severance and related costs	—	1,026	(969)	57

	$433	$4,707	$(1,338)	$3,802

We expect future cash expenditures related to these restructuring activities to be approximately $3.8 million. We will pay approximately $1.4 million within the twelve month period ending June 30, 2003 and we therefore have included this amount in current liabilities.

Additionally, we closed our acquisition of Pivotpoint on January 12, 2000 for $48 million in cash. In connection with the purchase of Pivotpoint, a portion of the cash proceeds was put into escrow to cover any breach of warranties or representations contained in the Purchase Agreement or any additional undisclosed post-closing liabilities. In December 2000, we presented a claim against the escrow for the release of funds to cover certain liabilities not disclosed in the closing balance sheet. During the allocation period, we did not adjust the purchase price to reflect these escrow refund claims because the ultimate recovery of any escrow funds was neither probable nor could the amount to be recovered be reasonably estimated. In March 2002, we entered into a settlement agreement with the seller regarding the amount of the claim, and in April 2002, we received approximately $1.3 million in cash for the settlement. Pursuant to SFAS No. 141, “Business Combinations,” $1.0 million of the settlement was related to pre-acquisition contingencies other than income taxes and is included as a reduction to restructuring costs and other items in the statement of operations for the nine months ended June 30, 2002. The settlement also included a receipt of $204,000 relating to pre-acquisition tax liabilities from the former shareholders of Pivotpoint. This portion of the settlement was recorded as a reduction of outstanding tax liabilities as of March 31, 2002 from the original purchase accounting allocation. The remaining $50,000 of the settlement was recorded as a liability for expenses incurred in relation to the settlement.

Acquisition Costs

During the three months ended June 30, 2001, we recorded a net recovery of acquisition costs of $2.0 million as a result of a settlement agreement with a third party in May 2001 resolving a dispute regarding payment for certain proprietary software and documentation to be re-licensed by us. Under the terms of the settlement, the third party paid us $2.2 million for the software and related costs that we previously charged as a part of the acquisition costs in fiscal 2000. The settlement was partially reduced by $219,000 of accrued liabilities relating to this software product.

(11)    Operating Segments and Geographic Information

We have one operating segment that provides software and services to manufacturing enterprises worldwide. Our principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of North America include Europe, Middle East and Africa, or EMEA, and Latin America and Asia Pacific, or LAAP.

We regularly prepare and evaluate separate financial information for each of our principal geographic areas, including 1) North America, 2) EMEA and 3) LAAP. In evaluating financial performance, we focus on operating profit as a measure of a geographic area’s profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of some corporate expenses. We include our corporate division in the presentation of reportable segment information because some of the revenue and expenses of this division are not allocated separately to the operating segments.

MAPICS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table provides interim financial information for the three months and nine months ended June 30, 2002 and 2001 related to our geographic areas. The information presented below may not be indicative of results if the geographic areas were independent organizations (in thousands).

	North America	EMEA	LAAP	Corporate	Total
Three Months Ended June 30, 2002:
Revenues from unaffiliated customers	$24,041	$5,131	$2,085	$—	$31,257

Income (loss) from operations	4,797	1,045	480	(1,984)	4,338
Interest income					134
Interest expense					(151)

Loss before income tax benefit and extraordinary item					$4,321

Three Months Ended June 30, 2001 (As restated):
Revenues from unaffiliated customers	$29,050	$5,843	$2,120	$—	$37,013

Income (loss) from operations	6,247	1,352	(132)	(4,192)	3,275
Interest income					203
Interest expense					(671)

Income before income tax expense and extraordinary item					$2,807

	North America	EMEA	LAAP	Corporate	Total
Nine Months Ended June 30, 2002:
Revenues from unaffiliated customers	$74,168	$17,054	$6,535	$—	$97,757

Income (loss) from operations	13,535	3,800	393	(9,300)	8,428
Interest income					388
Interest expense					(989)

Income before income tax expense and extraordinary item					$7,827

Nine Months Ended June 30, 2001 (As restated):
Revenues from unaffiliated customers	$79,644	$17,077	$6,218	$—	$102,939
Income (loss) from operations	13,404	3,170	(476)	(12,825)	3,273
Interest income					612
Interest expense					(2,330)

Income before income tax expense and extraordinary item					$1,555

(12)	Recently Issued or Adopted Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changes financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to periodic amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of our intent to do so. Other intangibles will be amortized over their useful lives.

MAPICS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

We adopted SFAS No. 142 on October 1, 2001. We expect the following significant impacts:

•
The balance of goodwill was $4.4 million at October 1, 2001. As we have discontinued amortizing goodwill as of October 1, 2001, we will have approximately $1.5 million less in amortization of goodwill in fiscal 2002 than if we had not adopted SFAS No. 142.

•
We were required to perform a transitional impairment test. This impairment test required us to (1) identify individual reporting units, if any, (2) determine the carrying value of any reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of any reporting units. If the carrying value of any reporting unit or the Company exceeded its fair value, then the amount of any goodwill impairment would be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities. We were required to complete the transitional impairment test by March 31, 2002. Based on the results of the test, we did not record an impairment for goodwill as of that date.

•
Our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment is indicated as a result of the annual test, we will record an impairment loss as part of income from operations.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have determined that SFAS No. 143 will not have a material impact on our financial position, results of operations or cash flows.

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

In January 2002, the Emerging Issues Task Force (“EITF”) issued EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” The EITF concluded that reimbursements for out of pocket expenses incurred should be included in the income statement. The EITF is effective for financial reporting periods beginning after December 15, 2001 but early adoption of the provisions of this issue is permitted. We have adopted EITF 01-14 as of April 1, 2002 with no material impact on our financial position, results of operations or cash flows. Amounts from prior year periods were deemed immaterial for reclassification.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We have adopted SFAS No. 145 as it relates to the rescission of SFAS No. 4 and our classification of the write-off of debt issue costs relating to our term loan, which we refinanced to a revolving credit facility in April 2002. See Note 9 for further discussion of our write-off of debt issue costs.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

(including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We will apply SFAS No. 146 to any exit or disposal activities that we may enter into in future periods.

(13)    Stock Repurchase Plan

On July 31, 2002, we announced that our Board of Directors authorized up to $10 million for the repurchase of our outstanding common shares. On July 31, 2002, we had 18.4 million common shares outstanding.

ITEM 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes contained in “Item 1. Financial Statements” in Part I of this report and our consolidated financial statements for the fiscal year ended September 30, 2001 filed with the SEC as part of our Form 10-K/A report for that fiscal year. This discussion contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance” contained in the above-referenced Form 10-K/A. The cautionary statements made in that Form 10-K/A are applicable to all related forward-looking statements wherever they appear in this report. We undertake no obligation to publicly update or revise any forward-looking statements except as required by the law.

In January 2002, the SEC recommended that public companies enhance their disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations with regard to liquidity, special purpose entities and other off-balance sheet arrangements, contractual obligations and commercial commitments, energy and other commodity contracts, and related party and other transactions conducted on other than on an arm’s length basis. In February 2002, the SEC recommended that public companies address in MD&A the accounting estimates and judgments about highly uncertain matters that have a material impact on the financial statement presentation of a company’s financial condition and results of operations. We have included these suggested disclosures within the MD&A and the related financial statements in this report. Our inclusion with these disclosure requirements did not have any impact on our financial statements.

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

We generate a significant portion of our total revenue from licensing software, which is conducted principally through our global network of independent affiliates. The affiliates provide the principal channel through which we license our software. However, the ultimate customer typically executes a license agreement directly with us rather than the affiliate. We currently offer software products under an annual renewable term license or a perpetual license depending on the type of product purchased. Under our annual renewable term license, the customer pays an initial license fee and an annual license fee for the right to use the software over the initial license period, typically twelve months. Our customers may renew the license for additional one-year periods upon payment of the annual license fee in subsequent years. The annual renewable term license agreements are executed in most cases with the purchase of our IBM iSeries platform products. Under a perpetual license, our customer pays an initial license fee for the right to the software.

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

As discussed in Item 8 of our amended Annual Report on Form 10-K/A for the year ended September 30, 2001 in Note 3 of the Notes to Consolidated Financial Statements, we have restated our financial statements prospectively from June 1, 2000 to comply with TPA 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.” See also Note 2 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The discussion in this “Management’s Discussion and Analysis” section is of our financial statements restated as described above.

For the three months and nine months ended June 30, 2001, we have presented amortization of goodwill related to two acquisitions in fiscal 2000 in a separate line item in the statement of operations. We have included amortization of acquired technology and other intangible assets in cost of license revenue in both periods presented. As further explained under “Recently Issued or Adopted Accounting Pronouncements” below, we have adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” as of October 1, 2001, and consequently we did not record amortization of goodwill for the three months and nine months ended June 30, 2002.

On January 15, 2002, we announced a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. We expect the relationship will increase our flexibility by allowing us to staff projects with qualified resources as project needs demand, decrease the cost of meeting our development and support goals, and maintain the high standards of quality and services that we currently provide. The implementation of this strategy resulted in a planned reduction of our worldwide workforce of approximately 12% by June 30, 2002. As of June 30, 2002, we had completed the planned reduction of our worldwide workforce. The development partner we chose is a large, international firm with experience in working with software companies. However, managing software development projects remotely can be difficult and may result in delays or cost overruns, and we may be exposed to greater operational, international, political and economic risks under the offshore agreement.

Three Months and Nine Months Ended June 30, 2002 Compared to Three Months and Nine Months Ended June 30, 2001

Summary. For the three months ended June 30, 2002, we reported net income of $7.5 million, or $0.36 per share (diluted), compared to $509,000, or $0.03 per share (diluted) for the three months ended June 30, 2001. Excluding amortization of goodwill, restructuring charge and other items, adjusted net income for the three months ended June 30, 2002 was $2.7 million, or $0.13 per share (diluted), compared to $2.8 million, or $0.14 per share, for the three months ended June 30, 2001.

We reported net income of $9.7 million, or $0.47 per share (diluted), for the nine months ended June 30, 2002 compared to a net loss of $678,000, or $0.04 per share (diluted), for the year earlier period. Excluding amortization of goodwill, restructuring charge and other items, adjusted net income for the nine months ended June 30, 2002 was $7.2 million, or $0.35 per share (diluted), compared to adjusted net income of $5.0 million, or $0.25 per share (diluted), for the nine months ended June 30, 2001.

The following table is a reconciliation of our adjusted net income to our net income under generally accepted accounting principles for the three months and nine months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended June 30,
	2002	2001
	(As restated)
Net income before income tax expense	$4,321	$2,807
Add Back:
Amortization of goodwill	—	2,341
Acquisition costs	—	(1,981)
Write-off of software development costs (included in cost of license)	—	1,551

Adjusted net income before income tax expense	4,321	$4,718
Income tax expense	1,579	1,942

Effective income tax rate	36.5%	41.2%
Adjusted net income	$2,742	$2,776

Adjusted net income per common share (diluted)	$0.13	$0.14

Weighted average number of common shares outstanding (diluted)	20,596	20,249

	Nine Months Ended June 30,
	2002	2001
	(As restated)
Net income before income tax expense	$7,827	$1,555
Add Back:
Amortization of goodwill	—	7,022
Acquisition costs	—	(1,981)
Restructuring costs and other items	3,707	—
Write-off of software development costs (included in cost of license)	—	1,551

Adjusted net income (loss) before income tax expense (benefit)	11,534	$8,147
Income tax expense	4,356	3,176

Effective income tax rate	37.8%	39.0%
Adjusted net income	$7,178	$4,971

Adjusted net income per common share (diluted)	$0.35	$0.25

Weighted average number of common shares outstanding (diluted)	20,544	20,197

The following table presents our statements of operations data as a percentage of total revenue for the three months and nine months ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
		(As restated)		(As restated)
Revenue:
License	30.2%	38.1%	31.7%	34.0%
Services	69.8	61.9	68.3	66.0

Total revenue	100.0	100.0	100.0	100.0

Operating expenses:
Cost of license revenue	12.0	14.4	11.4	12.0
Cost of services revenue	25.4	24.8	25.7	25.8
Selling and marketing	29.3	30.4	26.4	30.6
Product development	10.1	11.3	12.7	13.1
General and administrative	9.3	9.3	11.3	10.4
Amortization of goodwill	0.0	6.3	0.0	6.8
Restructuring charge and other items	0.0	(5.4)	3.8	(1.9)

Total operating expenses	86.1	91.1	91.3	96.8

Income (loss) from operations	13.9	8.9	8.7	3.2
Interest income	0.4	0.5	0.4	0.6
Interest expense	(0.5)	(1.8)	(1.0)	(2.3)

Income (loss) before income tax expense (benefit) and extraordinary item	13.8	7.6	8.1	1.5
Income tax expense (benefit)	(11.2)	6.2	(2.2)	2.2

Income (loss) before extraordinary item	25.0	1.4	10.3	(0.7)
Loss on debt extinguishments, net of income tax benefit	(1.0)	0.0	(0.3)	0.0

Net income (loss)	24.0%	1.4%	10.0%	(0.7)%

Revenue. Total revenue for the three months ended June 30, 2002 was $31.3 million, a decrease of 16% or $5.7 million from total revenue of $37.0 million for the three months ended June 30, 2001. Total revenue for the nine months ended June 30, 2002 was $97.8 million compared to total revenue of $102.9 million for the nine months ended June 30, 2001, a decrease of $5.2 million or 5%. As stated in Note 2 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, reported revenues were restated to recognize initial license fees for certain contracts ratably over the term of the initial license rather than upon delivery of the software. The decrease in total revenue in both the three months and nine months ended June 30, 2002 was primarily due to a decrease in license revenue as a result of lower licensing volume over the preceding twelve months as compared to the comparable periods of fiscal 2001. We believe the decreased licensing activity is attributable to a continued slow down in the growth of the enterprise applications market and the economic recession, particularly as it is affecting the manufacturing sector. Many customers and prospects have delayed purchases or implementations, some indefinitely. The growth in the market for enterprise software, the economic recession, and uncertainty and delays on purchased from our customers may continue to adversely impact licensing activity and revenue as well as services revenue.

License revenue for the three months ended June 30, 2002 was $9.4 million, a decrease of $4.6 million or 33% from the year earlier period. License revenue for the nine months ended June 30, 2002 was $31.0 million, a decrease of $4.0 million or 11% from the nine months ended June 30, 2001. During the three months and nine months ended June 30, 2002, our license revenue included license revenue from time-based license contracts of $7.4 million and $24.2 million, respectively, recognized ratably with the remainder recorded from license revenue recognized upon shipment under our perpetual licenses. In comparison, during the three and nine months ended June 30, 2001, our license revenue included license revenue from time-based license contracts of $10.8 million and $25.9 million, respectively, with the remainder recorded from license revenue under our perpetual licenses.

Services revenue for the three months ended June 30, 2002 was $21.8 million compared to $22.9 million for the three months ended June 30, 2001, a decrease of $1.1 million or 5%. Services revenue for the nine months ended June 30, 2002 was $66.8 million compared to $68.0 million for the year earlier period, a decrease of $1.2 million or 2%. The decrease for both the three months and nine months ended June 30, 2002 was primarily due to lower revenue from our professional services organization as a result of the decrease in new license contracts, which results in fewer implementations of our software.

Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and the Asia Pacific regions, or LAAP. The following table shows the percentage of license revenue, services revenue, and total revenue contributed by each of our primary geographic markets for the three months ended June 30, 2002 and 2001:

	License Revenue		Services Revenue		Total Revenue
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001	2002	2001
		(As restated)		(As restated)		(As restated)
North America	69.6%	75.9%	80.1%	80.0%	76.9%	78.5%
EMEA	20.1%	16.0	14.8	15.7	16.4	15.8
LAAP	10.3%	8.1	5.1	4.3	6.7	5.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the percentage of license revenue, services revenue and total revenue contributed by each of our primary geographic areas for the nine months ended June 30, 2002 and 2001:

	License Revenue		Services Revenue		Total Revenue
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001	2002	2001
		(As restated)		(As restated)		(As restated)
North America	66.8%	74.2%	80.0%	79.0%	75.8%	77.4%
EMEA	23.5	17.4	14.6	16.2	17.4	16.6
LAAP	9.7	8.4	5.4	4.8	6.8	6.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Additional information about our operations in these geographic areas is presented in Note 11 of the notes to our condensed consolidated financial statements contained in “Item 1. Financial Statements” in Part I of this report.

Cost of License Revenue. Cost of license revenue for the three months ended June 30, 2002 was $3.7 million compared to $5.3 million for the three months ended June 30, 2001, a decrease of $1.6 million or 30%. For the nine months ended June 30, 2002, cost of license revenue decreased $1.2 million or 10% from $12.3 million in the prior year to $11.1 million. During the three months and nine months ended June 30, 2001, we recorded a non-cash write-down of $1.6 million of capitalized software development costs related to the translation of earlier versions of our software, which we discontinued to market. Excluding the aforementioned write-down, cost of license revenue remained relatively flat for the three months and nine months ended June 30, 2002 compared to the year earlier periods. For the three months ended June 30, 2002, product royalty expense and amortization of capitalized software remained constant in comparison to the prior year period despite the decline in license revenue over the period. This is not unusual because our cost of license revenue will vary from period to period based on the mix of products licensed between internally developed products and royalty bearing products and the timing of computer software amortization. For the nine months ended June 30, 2002 cost of license revenue included an increase in product royalty expense offset by a decrease in amortization of capitalized software. We believe that our offshore development agreement and the associated restructuring of operations should decrease our cost of developing software and, consequently, over time should contribute to lower amortization expense included in cost of license revenue.

Cost of Services Revenue. Cost of services revenue for the three months and nine months ended June 30, 2002 was $7.9 million and $25.1 million, respectively, compared to $9.2 million and $26.5 million for the year earlier periods. The decreases for the three months and nine months periods were $1.2 million, or 13%, and $1.4 million, or 5%, from the year earlier periods. These decreases for both periods were due to lower services revenue and overall cost reduction efforts.

Selling and Marketing Expenses. Selling and marketing expenses for the three months ended June 30, 2002 were $9.2 million compared to $11.2 million in the year earlier period. The decrease of $2.1 million or 18% was primarily due to lower license revenue for the period, which resulted in lower sales commissions recognized for our affiliate channel partners and our direct sales organization. For the nine months ended June 30, 2002, selling and marketing expenses were $25.9 million compared to $31.5 million for the nine months ended June 30, 2001. The decrease in selling and marketing expenses of $5.7 million or 18% for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 was also primarily due to lower license revenue for the period, which resulted in lower recognized commissions to our affiliate channel and direct sales organization. We believe that sales commissions will fluctuate from period to period based on the levels of sales by our affiliates and by our directs sales organization.

Product Development Expenses. The following table shows information about our product development expenses during the three months and nine months ended June 30, 2002 and 2001(dollars in thousands):

	Three Months Ended June 30,		Change From Prior Year	Nine Months Ended June 30,		Change From Prior Year
	2002	2001		2002	2001
		(As restated)			(As restated)
Product development	$4,075	$5,302	(23.1)%	$14,182	$16,086	(11.8)%
Software translation	839	461	82.0	2,333	1,750	33.3

Total spending	4,914	5,763	(14.7)	$16,515	17,836	(7.4)

Less:
Capitalized product development costs	(1,207)	(1,509)	(20.0)	(2,766)	(3,635)	(23.9)
Capitalized software translation costs	(539)	(60)	798.3	(1,311)	(687)	90.8

Total capitalization	(1,746)	(1,569)	11.3	(4,077)	(4,322)	(5.7)

Product development expenses	$3,168	$4,194	(24.5)	$12,438	$13,514	(8.0)

Total spending as a percentage of total revenue	15.7%	15.6%		16.9%	17.3%
Product development expense as a percentage of total revenue	10.1%	11.3%		12.7%	13.1%

Spending on product development activities decreased 23% for the three months ended June 30, 2002 compared to the year earlier period. Similarly, spending on product development activities for the nine months ended June 30, 2002 decreased 12% as compared to the nine months ended June 30, 2001. Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period. Capitalization of product development costs decreased by 20% for the three months ended June 30, 2002 as compared to prior year. For the nine months ended June 30, 2002, capitalization of product development costs decreased by 24% from the nine months ended June 30, 2001. The decrease in product development cost and capitalization for the three and nine months ended June 30, 2002 principally relates to several new versions of our software becoming generally available for sale during the end of the fiscal 2001.

Spending on software translation activities increased significantly for both the three months and nine months ended June 30, 2002 compared to the prior year. Similarly, capitalization of software translation activities increased significantly for both the three months and nine months ended June 30, 2002 compared to the prior year. Software translation costs are typically project related, and the timing of those expenditures is subject to change from period to period.

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

General and Administrative Expenses. For the three months ended June 30, 2002, general and administrative expenses were $2.9 million compared to $3.4 million in the year earlier period, a decrease of $536,000 or 16%. The decrease for the three months ended June 30, 2002 was primarily due to a decrease in foreign exchange losses principally in our EMEA region and a decrease in bad debt expense. For the nine months ended June 30, 2002, general and administrative expenses were $11.1 million, an increase of $377,000 or 4% from $10.7 million for the nine months ended June 30, 2002. The increase for the nine months ended June 30, 2002 period was primarily due to an increase in foreign exchange losses principally in our EMEA region and an increase in bad debt expense.

Amortization of Goodwill. On October 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that amortization of goodwill be discontinued at the date of adoption and an annual impairment test be completed on the remaining goodwill balance. Accordingly, we recorded no amortization of goodwill for the three months and nine months ended June 30, 2002. Goodwill amortization for the three months and nine months ended June 30, 2001 was $2.3 million and $7.0 million, respectively.

Acquisition Costs. During the three months and nine months ended June 30, 2001, we recorded a net recovery of acquisition costs of $2.0 million as a result of a settlement agreement with a third party resolving a dispute regarding payment for certain proprietary software and documentation to be re-licensed by the company. Under the terms of the settlement, the third party paid us $2.2 million for the software and related costs that we previously charged against acquisition costs in fiscal 2000. The settlement was offset by $219,000 of accrued liabilities relating to this software product.

Restructuring costs and other items. Restructuring costs and other items for the nine months ended June 30, 2002 was $3.7 million. On January 15, 2002, we announced a five-year agreement with an offshore information technology services to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% by June 30, 2002. We recorded a restructuring charge of $4.7 million during the nine months ended June 30, 2002. The restructuring costs included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel.

The major components of the restructuring costs and the remaining restructuring accrual at June 30, 2002 were as follows (in thousands):

	Accrued Restructuring Costs at September 30, 2001	Restructuring Costs	Amounts Utilized	Accrued Restructuring Costs at June 30, 2002
Cost of abandonment of excess space and other	$433	$3,681	$(369)	$3,745
Employee severance and related costs	—	1,026	(969)	57

	$433	$4,707	$(1,338)	$3,802

The majority of the personnel included in the workforce reduction were terminated as of June 30, 2002. We have currently realized and anticipate continuing to realize in future periods reduced personnel and facility costs as a result of the restructuring plan. We expect future cash expenditures related to these restructuring activities to be approximately $3.8 million, of which approximately $1.4 million will be paid within the twelve months ending June 30, 2003.

Additionally, we closed our acquisition of Pivotpoint on January 12, 2000 for $48 million in cash. In connection with the purchase of Pivotpoint, a portion of the cash proceeds was put into escrow to cover any breach of warranties or representations contained in the Purchase Agreement or any additional undisclosed post-closing liabilities. In December 2000, we presented a claim against the escrow for the release of funds to cover certain liabilities not disclosed in the closing balance sheet. During the allocation period, we did not adjust the purchase price to reflect these escrow refund claims because the ultimate recovery of any escrow funds was neither probable nor could the amount to be recovered be reasonably estimated. During the nine months ended June 30, 2002, we entered into a settlement agreement with the seller regarding the amount of the claim and we received approximately $1.3 million in cash for the settlement. Pursuant to SFAS No. 141, “Business Combinations,” $1.0 million of the settlement was related to pre-acquisition contingencies other than income taxes and is included as a reduction to restructuring costs and other items in the statement of operations for the nine months ended June 30, 2002. The settlement also included a receipt of $204,000 relating to pre-acquisition tax liabilities from the former shareholders of Pivotpoint. This portion of the settlement was recorded as a reduction of outstanding tax liabilities as of March 31, 2002 from the original purchase accounting allocation. The remaining $50,000 of the settlement was recorded as a liability for expenses incurred in relation to the settlement.

Interest Income and Interest Expense. Interest income was $134,000 for the three months ended June 30, 2002 compared to $203,000 in the year earlier period, a decrease of $69,000 or 34%. Interest income was $388,000 for the nine months ended June 30, 2002 compared to $612,000 for the nine months ended June 30, 2001, a decrease of $224,000 or 37%. The decrease for the three months and nine months ended June 30, 2002 resulted primarily from a decrease in interest rates, partially offset by a higher balance of cash for the periods.

For the three months ended June 30, 2002, interest expense was $151,000 compared to $671,000 for the three months ended June 30, 2001, a decrease of $520,000 or 78%. Similarly, interest expense decreased $1.3 million or 58% for the nine months ended June 30, 2002 from $2.3 million in the year earlier period to $989,000 for the current year period. The decrease for both the three months and nine months was primarily due to the lower balance on our term loan and note payable under our revolving credit facility and lower interest rates. Taking into effect our interest rate swap and excluding the amortization of debt issue costs, the effective annual interest rate on our term loan for the three months and nine months ended June 30, 2002 was 5.5% and 6.3% compared to 10.0% and 10.5% in the year earlier period. The effective annual interest rate on our note payable under our revolving credit facility for the three months and nine months ended June 30, 2002 was 5.5%.

Income Tax Expense (Benefit). The effective income tax rates for the three months and nine months ended June 30, 2002 were (81)% and (28)%. The reported income tax benefit for the three months and nine months ended June 30, 2002 differs from the expected income tax expense (benefit) calculated by applying the federal statutory rate to our income before income tax expense (benefit) and extraordinary item principally due to a $5.0 million benefit that we recorded during the quarter. This tax benefit resulted from changes in income taxes payable during the quarter due to the resolution of federal income tax uncertainties related to tax net operating losses (NOLs) retained by MAPICS in connection with our 1997 spin off from Marcam Corporation. Accordingly, we recorded this income tax benefit and a corresponding decrease to income taxes payable. We still retain additional favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies and additional future income tax benefits related to these tax attributes may be realized in future periods if and when they become certain.

Additionally, the impact of state and foreign income taxes and the adjustment of goodwill of Pivotpoint created differences from the expected income tax expense (benefit) calculated by applying the federal statutory rate to our income before income tax expense (benefit) and extraordinary item.

The effective income tax rate for the three months and nine months ended June 30, 2001 was 82% and 144%, respectively. These rates differ from the federal statutory rate because of the effect of amortization of goodwill that was not deductible for income tax purposes. On October 1, 2001, we adopted SFAS No. 142 and ceased periodic amortization of goodwill. Other items that affected our effective tax rate during the three months and nine months ended June 30, 2001 include income tax credits and state and foreign income taxes.

Extraordinary Loss on Early Extinguishment of Debt. On April 26, 2002, we used our new secured revolving credit facility to repay the outstanding balance of $8.4 million under our original bank credit facility. See Note 8 for further discussion on our revolving credit facility. At the time of refinancing, the balance of the unamortized debt issuance costs relating to our original term loan was $491,000. We wrote down the remaining balance of debt issuance costs, net of income tax benefit of $173,000, and classified the write-down as an extraordinary item in our Statement of Operations for the three months and nine months ended June 30, 2002 in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Liquidity and Capital Resources

We fund our operations and capital expenditures primarily with cash generated from operating activities, supplemented as necessary with funds available under our new $10.0 million revolving credit facility. Because our principal source of liquidity is operating cash flow, decreases in demand for our products and services could reduce the availability of funds to us. As noted previously, our revenues declined 16% from the three months ended June 30, 2001 compared to the three months ended June 30, 2002. Likewise, our revenues declined 5% from the nine months ended June 30, 2001 compared to the nine months ended June 30, 2002. We believe the declines are principally attributable to a continued slowdown in the market for enterprise applications and the economic recession, particularly as it is affecting the manufacturing sector. Many customers or prospects have delayed purchases or implementations, some indefinitely. The decreased growth in the market for our products, the economic recession, and uncertainty and delays in purchases from our customers may continue to impact licensing revenue and services revenue and hence our operating cash flow. For a discussion of other factors that could reduce our operating cash flow, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Future Performance – If we are unable to react effectively to various factors outside our control, our operating results could be adversely impacted and our quarterly results could fluctuate significantly” in our amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001.

Additionally, declining revenue, earnings or cash flow could cause us to fail to satisfy one or more of the financial ratios or other conditions or covenants of our new revolving credit agreement. This in turn could affect our future availability of funds under the revolving credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Future Performance – If our operating performance does not support our cash flow requirements, we may breach our bank credit facility” in the above referenced Form 10-K/A for fiscal 2001.

Furthermore, as noted previously, we have restated our financial statements prospectively from June 1, 2000 to comply with TPA 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.” See also Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. The restatement did not impact our cash position only the timing of the recognition of our license revenues and related expenses.

The following tables show information about our cash flows during the nine months ended June 30, 2002 and 2001 and selected balance sheet data as of June 30, 2002 and September 30, 2001 (in thousands).

	Summary of Cash Flows
	Nine Months Ended June 30,
	2002	2001
		(As restated)
Net cash provided by operating activities before changes in operating assets and liabilities	$19,902	$20,188
Increase (decrease) in operating assets and liabilities	4,014	(2,408)

Net cash provided by operating activities	23,916	17,780
Net cash used for investing activities	(4,882)	(5,385)
Net cash used for financing activities	(14,276)	(9,641)

Net increase in cash and cash equivalents	$4,758	$2,754

	Balance Sheet Data
	June 30, 2002	September 30, 2001
		(As restated)
Cash and cash equivalents	$22,835	$18,077
Working capital deficit	(20,300)	(30,231)
Working capital (excluding deferred license and services revenue)	37,401	32,299
Total assets	105,957	115,153
Total long-term debt, including current portion	—	18,662
Total note payable, current	4,000	—
Total shareholders’ equity	10,946	243

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

We generated positive cash flows from operating activities of $23.9 million and $17.8 million during the nine months ended June 30, 2002 and June 30, 2001. Net cash provided by operating activities before changes in operating assets and liabilities decreased to $19.9 million for the nine months ended June 30, 2002 from $20.2 million for the prior year period, a $286,000 or 1% decrease. Net income (loss) for the nine months ended June 30, 2002 increased by $10.4 million from the year earlier period. This increase in net income (loss) was principally off-set by the following non-cash activities for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2002:

•
$8.1 million decrease in depreciation and amortization of computer software costs and goodwill and other intangible assets, principally related to the adoption of SFAS No. 142, as a result of which we ceased amortization of goodwill;

•	$496,000 decrease in deferred income taxes;
•	$1.0 million decrease for the settlement of an acquisition contingency related to the Pivotpoint acquisition; and
•	$1.6 million for the write-off of computer software costs in fiscal 2001.

Significant changes in operating assets and liabilities during the nine months ended June 30, 2002 included (1) a decrease in accounts receivable of $9.1 million attributable to an increase in cash collections and fewer license transactions during the period; (2) a $4.4 million decrease in accounts payable, accrued expenses and other current liabilities resulting primarily from the $5.0 million tax benefit recognized during the period and from the timing of cash payments; (3) a $3.4 million increase in our restructuring reserve for the actions taken during the nine months ended June 30, 2002 related to vacated leased space and employee severance, and (4) a $4.8 million decrease in deferred license and service revenue offset by a decrease in deferred royalties and commissions of $623,000.

Additionally, non-cash operating activities included a net reduction to goodwill of $678,000 as of June 30, 2002. This reduction was a result of a change in income tax related estimates from the acquisition of Pivotpoint based on the settlement of an IRS examination.

Investing and Financing Activities

For the nine months ended June 30, 2002 compared to the same period in the prior year, we decreased spending for property and equipment by $367,000 and we decreased spending for additions to computer software by $245,000.

During the nine months ended June 30, 2002, we repaid $18.7 million on our term loan compared to $10.1 million during the nine months ended June 30, 2001. Of the $18.7 million repaid on our term loan, $8.4 million was related to the refinancing of our term loan into a new secured revolving credit facility discussed below.

On April 2, 2002, we repaid $2.8 million in principal of our term loan under the previous bank credit facility reducing the outstanding balance to $8.4 million. On April 26, 2002, we entered into a new secured revolving credit facility, which provides for a revolving credit line of up to $10.0 million. On that date, we borrowed $8.4 million under the new revolving credit facility to repay the remaining balance of the term loan under our previous bank credit facility and we terminated the previous bank credit facility. We repaid an additional $4.4 million of the outstanding balance under our new bank credit facility during the three months ended June 30, 2002. As of June 30, 2002, we had a balance of $4.0 million outstanding under a note payable pursuant to the revolving credit facility. On July 15, 2002, we repaid an additional $2.0 million leaving an outstanding balance of $2.0 million under the new credit facility.

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

Substantially all of our domestic assets are pledged as collateral for any obligations under the new revolving credit facility. The revolving credit facility contains covenants, which, among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

•	incurrence of additional indebtedness outside the facility, liens and capital leases;

•	the payment of dividends on and the redemption or repurchase of our capital stock;

•	acquisitions and investments;

•	mergers and consolidations; and

•	the disposition of any of our properties or assets outside the ordinary course of business.

On July 31, 2002, we announced that our Board of Director’s approved a plan to repurchase our outstanding common stock up to $10 million. Purchases are expected to be made from time to time, depending on market conditions, in private transactions as well as in the open market at prevailing market prices. We can begin to repurchase our shares on August 15, 2002. As of July 31, 2002, we had approximately 18.4 million common shares outstanding.

We do not have any off-balance sheet arrangements or financing arrangements with related parties, persons who were previously related parties, or any other parties who might be in a position to negotiate arrangements with us other than on an arms-length basis.

We do not have any current plans or commitments for any significant capital expenditures.

We believe that cash and cash equivalents on hand as of June 30, 2002, together with cash flows from operating activities and available borrowings under our revolving credit facility, will be sufficient for us to maintain our operations for at least the next twelve months. However, as noted previously, a continuation or worsening of the economic recession could adversely affect our liquidity and capital resources during the next twelve months.

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. However, in many instances we reasonably could have used different accounting estimates, and in other instances changes in our accounting estimates are reasonably likely to occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates.” Among those critical accounting estimates that we believe are most important to an understanding of our consolidated financial statements are those that we discuss below.

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following descriptions of our critical accounting estimates in conjunction with note 1 to our consolidated financial statements and “Management Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Future Performance” contained in our amended Annual Report on Form 10-K/A report for the fiscal year ended September 30, 2001.

Revenue Recognition. We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position, SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,’ “ SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts,” and AICPA Technical Practice Aid (“TPA”) 5100.53 “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

We generate a significant portion of our total revenue from licensing software. In determining when to recognize licensing revenue, we make assumptions and estimates about the probability of collection of the related receivable. If changes occur in our assumptions of the probability of collection, operating results for any reporting period could be adversely affected.

We also provide professional consulting and implementation services to our customers; however, the professional services that we provide are not essential to the functionality of our delivered products. We provide our professional services under services agreements, and the revenues from our professional consulting and implementation services are generally time and material based and are recognized as the work is performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable, and collection is probable. Delays in project implementation will result in delays in revenue recognition. On some occasions our professional consulting services involve fixed-price and/or fixed-time arrangements, and we recognize the related revenues using contract accounting, which requires the accurate estimation of cost, scope and duration of each engagement. We recognize revenue and the related costs for these projects on the percentage-of-completion method, with progress-to-completion measured by using labor costs inputs and with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage our projects properly within the planned periods of time, then future consulting margins on our projects may be negatively affected or losses on existing contracts may need to be recognized.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable comprise trade receivables that are credit based and do not require collateral. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. On an ongoing basis, we evaluate the collectibility of accounts receivable based upon historical collections and assessment of the collectibility of specific accounts. We evaluate the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition and credit scores, recent payment history, and discussions with our account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, an increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If actual results differ, this could have an impact on our financial condition and results of operation.

Deferred Income Taxes. Deferred tax assets primarily include temporary differences related to deferred revenue and net operating loss (NOL) and tax credit carryforwards. These carryforwards may be used to offset future taxable income through fiscal 2020, subject to certain limitations. We estimate the likelihood of future taxable income from operations and the reversal of deferred tax liabilities in assessing the need for any valuation allowance to offset our deferred tax assets. In the event that we believe that a valuation allowance is necessary, the corresponding reduction to the deferred tax asset would result in a charge to income in the period that the establishment of the valuation allowance is made. We evaluate the realizability of the deferred tax assets and the need for valuation allowances on a regular basis.

We also record a payable for certain federal, state, and international tax liabilities based on the likelihood of an obligation, when needed. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges, or the resolution of any income tax uncertainties, may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. In the event that actual results differ from these estimates, or if income tax uncertainties are resolved, we may need to adjust our income tax provisions, which could materially impact our financial condition and results of operations.

Computer Software Costs. We charge all computer software development costs prior to establishing technological feasibility of computer software products to product development expense as they are incurred. Following the guidance of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, from the time of establishing technological feasibility through general release of the product, we capitalize computer software development and translation costs and report them on the balance sheet as computer software costs. We begin amortizing computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis. We regularly review software for technological obsolescence and determine the amortization period based on the estimated useful life. As a result, future amortization periods for computer software costs could be shortened to reflect changes in the estimated useful life in the future. Any resulting acceleration in amortization could have a material adverse impact on our financial condition and results of operations.

Goodwill and Other Intangible Assets. On October 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon adoption, we ceased amortization of goodwill. We performed a required transitional impairment test, and based on the results of the test, we recorded no impairment to goodwill. We have continued to amortize all of our intangible assets over the life of the asset. Our goodwill balances will be subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. The impact of our adoption of SFAS No. 142 is further explained in the section “Recently Issued or Adopted Accounting Pronouncements” below.

Restructuring. Our restructuring liability is principally comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges or reverse prior charges accordingly in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. For example, our current estimates assume that our excess lease space will be vacant for a period of twelve months beginning in April 2002. Depending on the current market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, we may revise our estimates of the excess lease costs and the timing and the amount of sublease income and, as a result, incur additional charges or credits to our restructuring liability as appropriate. If our excess lease space were to remain vacant for an additional six-months, an additional restructuring charge of $670,000 could be required. Additionally, if the prevailing market rental rates were to increase by 10% over our current estimate, an additional credit of $400,000 could also be required.

Recently Issued or Adopted Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changes financial accounting and reporting for acquired goodwill and other intangible assets. Upon adoption, goodwill will no longer be subject to periodic amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. All other acquired intangibles will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, or exchanged, regardless of our intent to do so. Other intangibles will be amortized over their useful lives.

We adopted SFAS No. 142 on October 1, 2001. We expect the following significant impacts:
•
The balance of goodwill was $4.4 million at October 1, 2001. As we have discontinued amortizing goodwill as of October 1, 2001, we will have approximately $1.5 million less in amortization of goodwill in fiscal 2002 than if we had not adopted SFAS No. 142.

•
We were required to perform a transitional impairment test. This impairment test required us to (1) identify individual reporting units, if any, (2) determine the carrying value of any reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of any reporting units. If the carrying value of any reporting unit or the Company exceeded its fair value, then the amount of any goodwill impairment would be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities. We were required to complete the transitional impairment test by March 31, 2002. Based on the results of the test, we did not record an impairment for goodwill as of that date.

•
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

In January 2002, the Emerging Issues Task Force (“EITF”) issued EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” The EITF concluded that reimbursements for out of pocket expenses incurred should be included in the income statement. The EITF is effective for financial reporting periods beginning after December 15, 2001 but early adoption of the provisions of this issue is permitted. We have adopted EITF 01-14 as of April 1, 2002 with no material impact on our financial position, results of operations or cash flows. Amounts from prior year periods were deemed immaterial for reclassification.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We have adopted SFAS No. 145 as it relates to the rescission of SFAS No. 4 and our classification of the write-off of debt issue costs relating to our term loan, which we refinanced to a revolving credit facility in April 2002. See Note X for further discussion of our write-off of debt issue costs.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We will apply SFAS No. 146 to any exit or disposal activities that we may enter into in future periods.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk sensitive instruments nor do we purchase, whether for investment, hedging or purposes “other than trading,” instruments that are likely to expose us to market risk, whether foreign currency exchange rate, interest rate, commodity price or equity price risk, except as discussed in the following paragraphs. We have not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps, except as discussed in the following paragraphs.

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

Interest Rate Sensitivity

On April 26, 2002, we entered into a new secured revolving credit facility with a bank that provides for a revolving credit line of up to $10.0 million. On that date, we borrowed $8.4 million under the new revolving credit facility to repay the remaining balance of the term loan under our previous bank credit facility and terminated the previous bank credit facility. We repaid $4.4 million of our revolving credit facility during the nine months ended June 30, 2002. On July 15, 2002, we repaid an additional $2.0 million leaving an outstanding balance of $2.0 million under the new credit facility.

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

PART II:   OTHER INFORMATION

ITEM 6:   Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Amended and Restated Agreement dated March 31, 2000 between the Company and Paragon Systems International, Inc., a Georgia corporation (“PARAGON”).

10.2	Addendum to the Amended and Restated Agreement dated April 2001 between the Company and Paragon Systems International, Inc., a Georgia corporation (“PARAGON”).

21	Subsidiaries

(b) Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.

MAPICS, INC.

By:	/s/ MICHAEL J. CASEY
Michael J. Casey Vice President of Finance, Chief Financial Officer, and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Agreement dated March 31, 2000 between the Company and Paragon Systems International, Inc., a Georgia corporation (“PARAGON”).

10.2	Addendum to the Amended and Restated Agreement dated April 2001 between the Company and Paragon Systems International, Inc., a Georgia corporation (“PARAGON”).

21	Subsidiaries