Form 10-Q/A
period 2001-12-31
MAPICS INC
filed 2002-08-28
CIK 848551

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 000-18674

MAPICS, Inc.
(Exact name of registrant as specified in its charter)

Georgia	04-2711580
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1000 Windward Concourse Parkway, Suite 100
Alpharetta, Georgia 30005
(Address of principal executive offices)

(678) 319-8000
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No  ☐

The number of shares of the registrant’s common stock outstanding at February 8, 2002 was 18,368,289.

Explanatory Note

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PART 1, ITEMS 1 AND 2 TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001 AND TO REFLECT ADDITIONAL DISCLOSURES REQUESTED BY THE SECURITIES AND EXCHANGE COMMISSION. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-Q. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF DECEMBER 31, 2001 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT AND THE ADDITIONAL DISCLOSURES REQUESTED BY THE SECURITIES AND EXCHANGE COMMISSION.

MAPICS, Inc.
Quarterly Report on Form 10-Q/A
For the Quarterly Period Ended December 31, 2001

PART I:    FINANCIAL INFORMATION
ITEM 1:    Financial Statements

MAPICS, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2001	September 30, 2001
	(As restated; See Note 2)	(As restated; See Note 2)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,452	$18,077
Accounts receivable, net of allowances of $2,962 at December 31, 2001 and $3,456 at September 30, 2001	27,241	34,412
Deferred royalties	6,987	7,492
Deferred commissions	8,239	9,209
Prepaid expenses and other current assets	2,946	2,870
Deferred income taxes, net	5,978	6,474

Total current assets	70,843	78,534
Property and equipment, net	4,106	4,507
Computer software costs, net	16,814	17,627
Goodwill and other intangible assets, net	8,304	8,494
Other non-current assets, net	5,098	5,991

Total assets	$105,165	$115,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,982	$13,069
Accounts payable	3,833	2,903
Accrued expenses and other current liabilities	26,994	30,263
Deferred license revenue	18,071	22,124
Deferred services revenue	39,198	40,406

Total current liabilities	102,078	108,765
Long-term debt	—	5,593
Other non-current liabilities	563	552

Total liabilities	102,641	114,910

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized
Series D convertible preferred stock, 125 shares issued and outstanding (liquidation preference of $9,419) at December 31, 2001 and September 30, 2001	125	125
Series E convertible preferred stock, 50 shares issued and outstanding (liquidation preference of $3,768) at December 31, 2001 and September 30, 2001	50	50
Common stock, $.01 par value; 90,000 shares authorized, 20,370 shares issued and 18,352 shares outstanding at December 31, 2001; 20,370 shares issued and 18,307 shares outstanding at September 30, 2001	204	204
Additional paid-in capital	62,926	62,923
Accumulated deficit	(44,911)	(46,770)
Restricted stock compensation	(611)	(709)
Accumulated other comprehensive loss	(107)	(189)
Treasury stock-at cost, 2,018 shares at December 31, 2001 and 2,063 shares at September 30, 2001	(15,152)	(15,391)

Total shareholders’ equity	2,524	243

Total liabilities and shareholders’ equity	$105,165	$115,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2001	2000
	(As restated; See Note 2)	(As restated; See Note 2)
Revenue:
License	$11,673	$9,062
Services	21,620	21,869

Total revenue	33,293	30,931

Operating expenses:
Cost of license revenue	4,022	3,180
Cost of services revenue	8,617	8,481
Selling and marketing	8,309	9,606
Product development	4,875	4,886
General and administrative	4,081	3,303
Amortization of goodwill	—	2,345

Total operating expenses	29,904	31,801

Income (loss) from operations	3,389	(870)

Other:
Interest income	138	201
Interest expense	(505)	(871)

Income (loss) before income tax expense (benefit)	3,022	(1,540)

Income tax expense (benefit)	1,163	(180)

Net income (loss)	$1,859	$(1,360)

Net income (loss) per common share (basic)	$0.10	$(0.08)

Weighted average number of common shares outstanding (basic)	18,311	18,132

Net income (loss) per common share (diluted)	$0.09	$(0.08)

Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,402	18,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2001	2000
	(As restated; See Note 2)	(As restated; See Note 2)
Cash flows from operating activities:
Net income (loss)	$1,859	$(1,360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	615	715
Amortization of computer software costs	1,487	1,723
Amortization of goodwill and other intangible assets	190	2,562
Amortization of debt issue costs	171	113
Provision for bad debts	572	314
Deferred income taxes	1,277	303
Other non-cash items, net	147	137

	6,318	4,507
Changes in operating assets and liabilities:
Accounts receivable	6,599	1,298
Deferred service royalties	505	(554)
Deferred commissions	970	(825)
Prepaid expenses and other current assets	(76)	2,569
Other non-current assets	37	46
Accounts payable	930	(1,721)
Accrued expenses and other current liabilities	(3,203)	(1,708)
Deferred license revenue	(4,053)	4,461
Deferred service revenue	(1,208)	(916)

Net cash provided by operating activities	6,819	7,157

Cash flows from investing activities:
Purchases of property and equipment	(215)	(378)
Additions to computer software costs	(624)	(1,038)
Purchases of computer software	(49)	—
Acquisition related costs	—	(18)

Net cash used for investing activities	(888)	(1,434)

Cash flows from financing activities:
Principal repayments of long-term debt	(4,680)	(4,500)
Proceeds from stock options exercised	—	11
Proceeds from employee stock purchases	220	265
Payment of debt issue costs	(96)	(71)

Net cash used for financing activities	(4,556)	(4,295)

Net increase in cash and cash equivalents	1,375	1,428
Cash and cash equivalents at beginning of period	18,077	12,175

Cash and cash equivalents at end of period	$19,452	$13,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and as restated)

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

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. As permitted by the rules of the SEC applicable to quarterly reports on Form 10-Q, these financial statements are condensed and consolidated, consisting of the condensed financial statements of MAPICS, Inc. and our subsidiaries. We eliminated all significant intercompany accounts and transactions in the consolidation. We have reclassified certain amounts in the September 30, 2001 condensed consolidated financial statements to conform to the December 31, 2001 presentation. We also have condensed these notes, and they do not contain all disclosures required by generally accepted accounting principles. While we believe that the disclosures presented are adequate to make these condensed consolidated financial statements not misleading, you should read them in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001 as filed with the SEC on August 14, 2002.

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

We also have restated our financial statements presented in this Quarterly Report on Form 10-Q/A as necessary to reflect the application of TPA 5100.53. The significant adjustments to the statement of operations for the three months ended December 31, 2001 were an increase in our license revenue of $3.0 million, an increase of our royalty expenses in cost of license revenue of $796,000, and an increase in our sales commissions in selling and marketing expenses of $1.5 million. In the aggregate for the three months ended December 31, 2001, the adjustments and related tax effects increased previously reported net income by $451,000 and increased both previously reported basic and diluted net income per share by $0.02. The significant adjustments to the statement of operations for the three months ended December 31, 2000 were a decrease in our license revenue of $4.1 million, a reduction of our royalty expenses in cost of license revenue of $774,000, and a decrease in our sales commissions in selling and marketing expenses of $1.1 million. In the aggregate for the three months ended December 31, 2000, the adjustments and related tax effects decreased previously reported net income by $1.4 million and decreased previously reported basic and diluted net income per share by $0.08.

We also made certain adjustments to the balance sheet as of September 30, 2001 as a result of the restatement. These adjustments are discussed in Note 3 of the notes to our consolidated financial statements in Item 8 of our amended Annual Report on Form 10-K/A for the year ended September 30, 2001.

The following tables present changes to our financial statements for the three months ended December 31, 2001 and 2000 from previously presented filings to the statements presented in this filing.

Balance Sheet Data
(In thousands)
	December 31, 2001
	As Previously Reported	As Restated
Assets:
Deferred royalties	$3,618	$6,987
Deferred commissions	2,516	8,239
Deferred income taxes, net	2,464	5,978
Total current assets	58,237	70,843
Total assets	92,708	105,165

Liabilities:
Deferred license revenue	—	18,071
Total current liabilities	83,858	102,078
Total liabilities	84,570	102,641

Shareholders’ equity:
Accumulated deficit	(39,297)	(44,911)
Total shareholders’ equity	$8,138	$2,524

Statements of Operations Data
(In thousands, except per share data)

	Three Months Ended December 31, 2001
	As Previously Reported	As Restated
Revenue:
License	$8,642	$11,673
Total revenue	30,262	33,293
Operating expenses:
Cost of license revenue	3,226	4,022
Selling and marketing	6,807	8,309
Total operating expenses	27,606	29,904
Income from operations	2,656	3,389
Income before income tax expense	2,289	3,022
Income tax expense	881	1,163

Net income	$1,408	$1,859

Net income per common share (basic)	$0.08	$0.10

Weighted average number of common shares outstanding (basic)	18,311	18,311

Net income per common share (diluted)	$0.07	$0.09

Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,402	20,402

Statements of Operations Data
(In thousands, except per share data)

	Three Months Ended December 31, 2000
	As Previously Reported	As Restated
Revenue:
License	$13,118	$9,062
Total revenue	34,987	30,931
Operating expenses:
Cost of license revenue	3,955	3,180
Selling and marketing	10,664	9,606
Total operating expenses	33,634	31,801
Income (loss) from operations	1,353	(870)
Income (loss) before income tax expense (benefit)	683	(1,540)
Income tax expense (benefit)	676	(180)

Net income (loss)	$7	$(1,360)

Net income (loss) per common share (basic)	$0.00	$(0.08)

Weighted average number of common shares outstanding (basic)	18,132	18,132

Net income (loss) per common share (diluted)	$0.00	$(0.08)

Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,178	18,132

Statements of Cash Flow Data
(In thousands)

	Three Months Ended December 31, 2001
	As Previously Reported	As Restated
Cash flows from operating activities:
Net income	$1,408	$1,859
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	995	1,277
Changes in operating assets and liabilities:
Deferred royalties	(291)	505
Deferred commissions	(532)	970
Deferred license revenue	(1,022)	(4,053)

	Three Months Ended December 31, 2000
	As Previously Reported	As Restated
Cash flows from operating activities:
Net income (loss)	$7	$(1,360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	1,159	303
Changes in operating assets and liabilities:
Deferred royalties	222	(554)
Deferred commissions	233	(825)
Deferred license revenue	405	4,461

(3)    Revenue Recognition

We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position, SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,’ “ SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and AICPA Technical Practice Aid (“TPA”) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

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

We generally license our software products that operate on the IBM iSeries platform under annual renewable term licenses. When we first license our iSeries product line, we receive both an initial license fee and an annual license fee. Our customers may renew the license for an additional one-year period upon payment of the annual license fee. We recognize the initial license fees under these annual renewable term licenses as license revenues ratably over the initial license period, which is generally twelve months. Prior to revising our revenue recognition policy to conform with TPA 5100.53, we recognized the license fee upon commencement of the license when certain criteria were met. As discussed in Note 2, we have restated our financial statements prospectively from June 1, 2000 to comply with TPA 5100.53. In addition, payment of the annual license fee entitles the customer to available software support for another year. If the annual license fee is not paid, the customer is no longer entitled to use the software and we may terminate the agreement. We record this annual license fee as services revenue ratably over the term of the services agreement.

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

(4)    Computation and Presentation of Net Income (Loss) Per Common Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings Per Share.” We compute basic net income (loss) per common share, which excludes dilution, by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

To calculate diluted net income (loss) per share, we divide net income (loss) available to common shareholders by:

•	the weighted average number of common shares outstanding for the period; plus

•
the weighted average number of common equivalent shares resulting from the assumed conversion of preferred stock and the assumed exercise of dilutive stock options, common stock warrants, and contingently issuable stock during the period.

The following table presents the calculations of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended December 31,
	2001	2000
	(As restated; See Note 2)	(As restated; See Note 2)
Basic net income (loss) per common share:
Weighted average common shares outstanding	18,311	18,132

Net income (loss)	$1,859	$(1,360)

Basic net income (loss) per common share	$0.10	$(0.08)

Diluted net income (loss) per common share:
Weighted average common shares outstanding	18,311	18,132
Common share equivalents:
Convertible preferred stock	1,750	—
Common stock options	237	—
Contingently issuable stock	104	—

Weighted average common shares and common equivalent shares outstanding	20,402	18,132

Net income (loss)	$1,859	$(1,360)

Diluted net income (loss) per common share	$0.09	$(0.08)

Because their inclusion would have an antidilutive effect on net income (loss) per common share, we excluded the average number of common share equivalents listed below from the computation of diluted net income (loss) per share for the three months ended December 31, 2000:

Three Months Ended December 31, 2000
Common share equivalents:
Convertible preferred stock	1,750
Common stock options	143
Contingently issuable stock	153

Total	2,046

(5)    Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended December 31,
	2001	2000
Net income (loss)	$1,859	$(1,360)
Other comprehensive loss, net of income taxes:
Foreign currency translation	(107)	(125)
Interest rate hedge	—	(74)

Comprehensive income (loss)	$1,752	$(1,559)

(6)    Financial Instruments

During fiscal 2000, we entered into an interest rate swap arrangement, which is a derivative financial instrument, with a bank. The purpose of the interest rate swap arrangement was to reduce our exposure to interest rate fluctuations by converting variable rate interest payments to fixed rate interest payments on a portion of the outstanding balance under our term loan. The term of the interest rate hedge ended on December 31, 2001. Upon our adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” on October 1, 2000, we determined that the interest rate swap was an effective hedge. We recognized no gain or loss related to this swap during the three months ended December 31, 2001 and December 31, 2000.

(7)    Income Taxes

The reported income tax expense for the three months ended December 31, 2001 differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense principally due to the impact of state and foreign income taxes.

(8)    Goodwill and Other Intangible Assets

We adopted SFAS 142, “Goodwill and Other Intangible Assets” on October 1, 2001. Accordingly, we discontinued periodic amortization of goodwill. Goodwill will be assessed annually for impairment by applying a fair-value-based test. Additionally, the standard requires a transitional impairment test during the period of adoption to be completed by March 31, 2002. As implementation guidance continues to evolve, this transitional impairment test has not been finalized, and we do not know the impact this transitional impairment test may have on our financial position and results of operations. For additional information regarding SFAS No. 142 and its effect on us, see Note 11.

During the three months ended December 31, 2000, we recorded $2.3 million in amortization of goodwill. The impact of amortization of goodwill on net income for the three months ended December 31, 2000 was as follows (in thousands, except per share data):

Three Months Ended, December 31, 2000
(As restated; See Note 2)
Net loss	$(1,360)
Add back:
Goodwill amortization, net of income taxes	1,916

Net income excluding goodwill amortization, net of income taxes	$556

Basic net income per common share
Net loss	$(0.08)
Add back:
Goodwill amortization, net of income taxes	0.11

Net income excluding goodwill amortization, net of income taxes	$0.03

Weighted average number of common shares outstanding (basic)	18,132

Diluted net income (loss) per common share
Net loss	$(0.07)
Add back:
Goodwill amortization, net of income taxes	0.10

Net income excluding goodwill amortization, net of income taxes	$0.03

Weighted average number of common shares outstanding (diluted)	20,178

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

Amortized Intangible Assets (in thousands):

	As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization
Installed customer base and affiliate network	$7,934	$4,096
Tradenames and trademarks	856	756

Total	$8,790	$4,852

The weighted average amortization lives of the installed customer base and affiliate network and of the tradenames and trademarks is 13 years and 10 years, respectively.

Aggregate Amortization Expense (in thousands):

Three Months Ended December 31, 2001
Aggregate amortization expense	$190

Estimated Amortization Expense for the Fiscal Years Ended (in thousands):
September 30, 2002	$759
September 30, 2003	$709
September 30, 2004	$673
September 30, 2005	$673
September 30, 2006	$673

The balance of goodwill at December 31, 2001 was $4.4 million. There were no changes to the carrying amount of goodwill during the three months ended December 31, 2001.

(9)    Long-Term Debt

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

(10)    Operating Segments and Geographic Information

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

	North America	EMEA	LAAP	Corporate	Total
	(As restated; see Note 2)
Three Months Ended December 31, 2001:
Revenues from unaffiliated customers	$24,284	$6,828	$2,181	$—	$33,293

Income (loss) from operations	$3,373	$1,750	$(112)	$(1,622)	$3,389

Interest income					138
Interest expense					(505)

Income before income tax expense					$3,022

Three Months Ended December 31, 2000:
Revenues from unaffiliated customers	$23,972	$5,013	$1,946	$—	$30,931

Income (loss) from operations	$2,824	$781	$(249)	$(4,226)	$(870)

Interest income					201
Interest expense					(871)

Loss before income tax expense					$(1,540)

(11)    Recently Issued or Adopted Accounting Pronouncements

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

(12)    Subsequent Event

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

ITEM 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations, as Restated

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

We generate a significant portion of our total revenue from licensing software, which is conducted principally through our global network of independent affiliates. The affiliates provide the principal channel through which we license our software. However, the ultimate customer typically executes a license agreement directly with us rather than the affiliate. We currently offer software products under an annual renewable term license or a perpetual license depending on the type of product purchased. Under our annual renewable term license, the customer pays an initial license fee and an annual license fee for the right to use the software over the initial license period, typically twelve months. Our customers may renew the license for additional one-year periods upon payment of the annual license fee in subsequent years. The annual renewable term license agreements are executed in most cases with the purchase of our IBM iSeries platform products. Under a perpetual license, our customer pays an initial license fee for the right to use the software.

When we first license a product in our iSeries product line, we receive both an initial license fee and an annual license fee. We recognize the initial license fee as license revenue ratably over the initial license period, which is generally twelve months. In addition, customers must pay an annual license fee, which entitles the customer to continuing use of the software and customer support services as available. We record these fees as services revenue and recognize this revenue ratably over twelve months. If a customer does not pay its annual license fee the following year, it is no longer entitled to use our software and we may terminate the agreement. We believe this licensing arrangement provides a source of recurring revenue from our installed base of iSeries customers and enables our customers to take advantage of new releases and enhancements of our software. Additional software products or applications are not included as part of the annual license fee and are available for an additional initial and annual license fee.

With regard to our other software products, we license them on a perpetual basis. Customers must pay an initial license fee and an annual support fee in the first year. We record initial license fees for perpetual licenses as license revenue and typically recognize them upon delivery of the software to the ultimate customer, provided collection is probable. The annual support fee entitles the customer to receive annual support services, as available. We record these fees as services revenue and recognize this revenue ratably over the term of the periodic agreement.

As discussed in Item 8 of our amended Annual Report on Form 10-K/A for the year ended September 30, 2001 in Note 3 of the notes to our consolidated financial statements, we have restated our financial statements prospectively from June 1, 2000 to comply with TPA 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.” See also Note 2 of the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A. The discussion in this “Management’s Discussion and Analysis” section is of our financial statements restated as described above.

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

Results of Operations, as Restated

Three Months Ended December 31, 2001 Versus Three Months Ended December 31, 2000

Summary.    For the three months ended December 31, 2001, we reported net income of $1.9 million, or $0.09 per share (diluted), compared to a net loss of $1.4 million, or $0.08 per share (diluted), for the three months ended December 31, 2000. As stated above, we have adopted SFAS No. 142 as of October 1, 2001 and we did not record amortization of goodwill for the three months ended December 31, 2001. Excluding amortization of goodwill, our earnings for the three months ended December 31, 2000 were $556,000 after income tax expense, or $0.03 per share (diluted). Additional information about our goodwill and other intangible assets is presented in Note 8 of the notes to our condensed consolidated financial statements this report.

The following table presents our statements of operations data as a percentage of total revenue for the three months ended December 31, 2001 and December 31, 2000:

	Three Months Ended December 31,
	2001	2000
	(As restated)
Revenue:
License	35.1%	29.3%
Services	64.9	70.7

Total revenue	100.0	100.0

Operating expenses:
Cost of license revenue	12.1	10.3
Cost of services revenue	25.9	27.4
Selling and marketing	25.0	31.1
Product development	14.6	15.8
General and administrative	12.3	10.6
Amortization of goodwill	—	7.6

Total operating expenses	89.9	102.8

Income (loss) from operations	10.1	(2.8)
Interest income	0.4	0.6
Interest expense	(1.5)	(2.8)

Income (loss) before income tax expense (benefit)	9.0	(5.0)
Income tax expense (benefit)	3.5	(0.6)

Net income (loss)	5.5%	(4.4)%

Revenue.    Total revenue for the three months ended December 31, 2001 was $33.3 million, an increase of $2.4 million or 8%, compared to total revenue of $30.9 million for the three months ended December 31, 2000. As stated in Note 2 of the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A, we restated reported revenues to recognize initial license fees for certain contracts ratably over the term of the initial license rather than upon delivery of the software. The restatement was effective for all time-based license revenue recognized after June 1, 2000. The increase in total revenue for the three months ended December 31, 2001 was primarily due to an increase in time-based license revenue recognized ratably from the preceding twelve months licensing activity as compared to the three months ended December 31, 2000. The three months ended December 31, 2000 includes only seven months of time-based licensing activity since the beginning of the restatement on June 1, 2000.

License revenue for the three months ended December 31, 2001 was $11.7 million, an increase of $2.6 million or 29%, compared to license revenue of $9.1 million for the three months ended December 31, 2000. During the three months ended December 31, 2001, our license revenue included license revenue from time-based license contracts of $9.0 million recognized ratably, with the remainder recorded from license revenue recognized upon shipment under our perpetual licenses. In comparison, during the three months ended December 31, 2000, our license revenue included license revenue from time-based contracts of $6.2 million recognized ratably, with the remainder recorded from license revenue recognized upon shipment under our perpetual licenses.

Despite the increase in license revenue for the three months ended December 31, 2001, licensing activity during the period decreased. We deferred $5.9 million of time-based license revenue to be recognized ratably in future periods during the three months ended December 31, 2001 compared to $10.1 million in the year earlier period. We believe the decreased licensing activity is attributable to a continued slow down in the growth of the enterprise applications market and the economic recession, particularly as it is affecting the manufacturing sector. Many customers and prospects have delayed purchases or implementations, some indefinitely. The growth in the market for enterprise software, the economic recession and uncertainty, and the resultant delays in purchases by our customers may continue to adversely impact licensing activity and revenue as well as services revenue.

Services revenue for the three months ended December 31, 2001 was $21.6 million compared to $21.9 million for the three months ended December 31, 2000, a decrease of $249,000 or 1%. The decrease was mainly due to a slowdown in our professional services activity in conjunction with the lower licensing activity, partially offset by an increase in maintenance and support services.

Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and the Asia Pacific regions, or LAAP. During the three months ended December 31, 2001, license revenue in EMEA increased as a percentage of total license revenue to 29.7% compared to 15.4% in the year earlier period. The increase as a percentage of total license revenue was related to a perpetual license contract in excess of $1.0 million from a strategic customer in EMEA. The following table shows the percentage of license revenue, services revenue, and total revenue contributed by each of our primary geographic markets:

	Three months ended December 31,
	2001	2000
	(As restated)
North America:
License revenue	61.7%	76.2%
Services revenue	79.0	78.0
Total revenue	72.9	77.5

EMEA:
License revenue	29.7	15.4
Services revenue	15.6	16.5
Total revenue	20.5	16.2

LAAP:
License revenue	8.6	8.4
Services revenue	5.4	5.5
Total revenue	6.6	6.3

MAPICS, Inc.:
License revenue	100.0	100.0
Services revenue	100.0	100.0
Total revenue	100.0%	100.0%

Additional information about our operations in these geographic areas is presented in Note 10 of the notes to our condensed consolidated financial statements in this report.

Cost of License Revenue.    Cost of license revenue for the three months ended December 31, 2001 was $4.0 million compared to $3.2 million for the three months ended December 31, 2000. The $842,000 or 26.4% increase was due to higher product royalty expense as a result of higher license revenue recognized in the period offset by lower amortization of capitalized software. We expect cost of license revenue to vary from period to period based on the mix of products licensed between internally developed products and royalty bearing products and the timing of computer software amortization costs.

Our India development partnership will likely decrease our cost of developing software and, consequently, over time will contribute to decreasing amortization expense included in cost of license revenue.

Cost of Services Revenue.    Cost of services revenue for the three months ended December 31, 2001 remained relatively constant at $8.6 million compared to $8.5 million for the three months ended December 31, 2000, an increase of $136,000 or 2%. Cost of services revenue as a percentage of services revenue also remained relatively constant at 39.9% as compared to 38.8% in the year earlier period.

Selling and Marketing Expenses.    Selling and marketing expense for three months ended December 31, 2001 was $8.3 million compared to $9.6 million in the year earlier, a decrease of $1.3 million or 14%. Despite the increase in license revenue, selling and marketing expenses decreased. Selling and marketing expense also decreased as a percentage of total revenue to 25.0% for the three months ended December 31, 2001 from 31.1% in the year earlier quarter. The decrease in selling and marketing expense and the decrease of selling and marketing expense as a percentage of total revenue was due to the product mix of our license revenue recognized between time-based license revenue and perpetual license revenue, as well as, a result of lower amounts of license revenue recognized for which we owed commissions to our affiliates. During the three months ended December 31, 2001, our direct sales organization completed several individually significant license transactions. We believe that affiliate commissions will fluctuate from period to period based on our product mix and the levels of sales by our affiliates and by our direct sales organization.

Product Development Expenses.    The following table shows information about our product development expenses during the three months ended December 31, 2001 and December 31, 2000:

	Three Months Ended December 31,
	2001	2000	Change From Prior Year
	(As restated)
	(Dollars in Thousands)
Product development costs	$5,125	$5,358	(4.3)%
Software translation costs	374	566	(33.9)

Total	5,499	5,924	(7.2)

Less:
Capitalized product development costs	(528)	(830)	(36.4)
Capitalized software translation costs	(96)	(208)	(53.8)

	(624)	(1,038)	(39.9)

Product development expenses	$4,875	$4,886	(0.2)%

As a percentage of total revenue	14.6%	15.8%

Spending on product development activities decreased 7% during the three months ended December 31, 2001 compared to the same period in the prior year. Spending activities decreased for both product development and software translation activities. Software translation costs are typically project related, and the timing of those expenditures is subject to change from period to period.

Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period. Capitalization decreased 40% from the three months ended December 31, 2000 to the three months ended December 31, 2001. The decrease in product development cost and capitalization principally relates to the release of several new versions of our software becoming generally available for sale during the end of fiscal 2001.

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

General and Administrative Expenses.    General and administrative expenses were $4.1 million for the three months period ended December 31, 2001 compared to $3.3 million in the year earlier period. The $778,000 or 24% increase was primarily due to increases in foreign exchange losses primarily in our EMEA region, and bad debt expense.

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

Interest Income and Interest Expense.    Interest income was $138,000 for the three months ended December 31, 2001 compared to $201,000 in the previous year period. The decrease of $63,000 or 31% resulted primarily from a decrease in interest rates, partially offset by a higher balance of cash for the three months ended December 31, 2001.

Interest expense principally includes (1) interest on our term loan based on our lender’s base rate or LIBOR plus a predetermined margin, (2) the difference between interest paid and interest received under our interest swap arrangement, (3) commitment fees on the unused portion of our revolving credit facility, and (4) amortization of debt issuance costs. For the three months ended December 31, 2001, interest expense was $505,000 compared to $871,000 in the previous year period. Interest expense decreased 42.0% primarily due to the lower balance on our term loan and lower interest rates. Taking into effect the interest rate swap and excluding the amortization of debt issue costs, the effective annual interest rate on our term loan for the three months ended December 31, 2001 and for the three months ended December 31, 2000 was 7.5% and 10.8%. The term of our interest rate hedge ended on December 31, 2001. Accordingly, we expect that our effective annual interest rate for the remainder of fiscal 2002 will be directly proportional to changes in LIBOR.

Income Tax Expense (Benefit).    The effective income tax rates for the three months ended December 31, 2001 and December 31, 2000 were 38.5% and (11.7)%. The effective income tax rate for the three months ended December 31, 2000 differs from the federal statutory rate of 35.0% because of the effect of amortization of goodwill that is not deductible for income tax purposes. On October 1, 2001, we adopted SFAS No. 142 and ceased periodic amortization of goodwill. Other items that affected our effective tax rate during the periods presented include income tax credits and state and foreign income taxes.

We retained certain favorable income tax attributes in connection with the separation of Marcam Corporation into two companies in 1997 and realized certain of these attributes, which were recorded as income tax benefits at that time. Additional future income tax benefits related to these attributes may be realized in future periods if and when they become certain.

Liquidity and Capital Resources

We fund our operations and capital expenditures primarily with cash generated from operating activities, supplemented as necessary with funds available under our bank credit facility. Because our principal source of liquidity is operating cash flow, decreases in demand for our products could reduce the availability of funds to us. As noted previously, our licensing activity decreased during the three months ended December 31, 2001 compared to the year earlier period. We believe the decline is principally attributable to a continued slowdown in the market for enterprise applications and the economic recession, particularly as it is affecting the manufacturing sector. Many customers or prospects have delayed purchases or implementations, some indefinitely. The decreased growth in the market for our products, the economic recession and uncertainty, and the resultant delays in purchases by our customers may continue to impact licensing revenue and services revenue and hence our operating cash flow. For a discussion of other factors that could reduce our operating cash flow, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Future Performance – If we are unable to react effectively to various factors outside our control, our operating results could be adversely impacted and our quarterly results could fluctuate significantly” in our amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001.

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

Furthermore, as noted previously, we have restated our financial statements prospectively from June 1, 2000 to comply with TPA 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.” See also Note 2 of the notes to our condensed consolidated financial statements in this Quarterly

Report on Form 10-Q/A. The restatement affected only the timing of the recognition of our license revenues and related expenses and did not impact our cash position.

The following tables show information about our cash flows during the three months ended December 31, 2001 and December 31, 2000 and selected balance sheet data as of December 31, 2001 and September 30, 2001.

	Summary of Cash Flows
	Three Months Ended December 31,
	2001	2000
	(As restated)
	(In thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$6,318	$4,507
Changes in operating assets and liabilities	501	2,650

Net cash provided by operating activities	6,819	7,157
Net cash used for investing activities	(888)	(1,434)
Net cash used for financing activities	(4,556)	(4,295)

Net increase in cash and cash equivalents	$1,375	$1,428

	Balance Sheet Data
	December 31, 2001	September 30, 2001
	(As restated)
	(In thousands)
Cash and cash equivalents	$19,452	$18,077
Working capital (deficit)	(31,235)	(30,231)
Working capital (excluding deferred revenue and costs)	10,808	15,598
Total assets	105,165	115,153
Total long-term debt, including current portion	13,982	18,662
Total shareholders’ equity	2,524	243

Operating Activities

Changes in net cash provided by operating activities generally reflect the changes in net income plus the effect of changes in working capital. Changes in working capital, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

We generated $6.3 million in cash flows from operating activities before changes in operating assets and liabilities during the three months ended December 31, 2001 compared to $4.5 million in cash flows from operating activities before changes in operating assets and liabilities during the three months ended December 31, 2000. The $3.2 million increase in net income (loss) and the $1.0 million increase in deferred income taxes for the three months ended December 31, 2001 from the three months ended December 31, 2000 was offset by a $2.4 million decrease in amortization of goodwill and other other intangible assets. The decrease in amortization of goodwill was related to our adoption of SFAS No. 142. See the section below titled “Recently Issued or Adopted Accounting Pronouncements” for further discussion of our adoption of SFAS No. 142.

Significant changes in operating assets and liabilities during the three months ended December 31, 2001 included (1) a $6.6 million decrease in accounts receivable attributable to lower licensing activity during the quarter and an increase in cash collections; (2) a $2.3 million decrease in accounts payable, accrued expenses and other current liabilities resulting primarily from the timing of cash payments; and (3) a $3.8 million net decrease in deferred revenue and deferred costs.

Investing and Financing Activities

For the three months ended December 31, 2001 compared to the same period in the prior year, we decreased spending for property and equipment by $163,000, and we decreased spending for additions to computer software by $414,000.

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

	Fiscal Year of Maturity		Total	Fair Value
	2002	2003
Liabilities
Long-term debt	$8,390	$5,592	$13,982	$13,982
Average variable interest rate	2.42%	3.29%

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

PART II:    OTHER INFORMATION

ITEM 4:     Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on February 12, 2002, the following matters were brought before and voted upon by the shareholders with the number of votes as indicated below:

1.	A proposal to elect two directors to serve for a three-year term expiring at the 2005 annual meeting and until their successors have been duly elected and qualified.

	For	Withheld Authority
George A. Chamberlain 3d	17,699,884	719,625
Richard C. Cook	17,313,024	1,106,485

2.	A proposal to approve an amendment to the 1998 Long Term Incentive Plan to increase the number of shares of common stock available for awards from 3,500,000 to 4,500,000 shares.

For	Against	Abstain
11,719,090	2,916,850	5,993

3.	A proposal to approve an amendment to the 1998 Non-Employee Director Stock Option Plan to increase the number of shares of common stock available for grants from 310,000 to 460,000 shares.

For	Against	Abstain
11,934,181	2,696,354	11,398

4.	A proposal to approve an amendment to the 1998 Non-Employee Directors Stock Incentive Plan to increase the available shares of common stock from 60,000 shares to 160,000 shares.

For	Against	Abstain
11,890,209	2,741,731	9,993

ITEM 6:    Exhibits and Reports on Form 8-K

(a)  Exhibits

The following exhibit was previously filed with the SEC and is incorporated in this Item 6(a) by reference to the prior filing:

Exhibit No.	Description	SEC Document Reference
21	Subsidiaries	Exhibit 21 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 as filed on February 14, 2002.

(b)  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2002.

MAPICS, Inc.

By:	/s/ MICHAEL J. CASEY
Michael J. Casey Vice President of Finance, Chief Financial Officer, and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)