Form 10-Q/A
period 2002-03-31
MAPICS INC
filed 2002-08-28
CIK 848551

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

(678) 319-8000
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the registrant’s common stock outstanding at May 6, 2002 was 18,348,850.

Explanatory Note

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PART 1, ITEMS 1 AND 2 TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2001 AND 2002 AND TO REFLECT ADDITIONAL DISCLOSURES REQUESTED BY THE SECURITIES AND EXCHANGE COMMISSION. WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-Q. ALL INFORMATION IN THIS FORM 10-Q/A IS AS OF MARCH 31, 2002 AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT AND THE ADDITIONAL DISCLOSURES REQUESTED BY THE SECURITIES AND EXCHANGE COMMISSION.

MAPICS, Inc.
Quarterly Report on Form 10-Q/A
For the Quarterly Period Ended March 31, 2002

PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements

MAPICS, Inc. and Subsidiaries
Condensed Cons olidated Balance Sheets
(In thousands, except per share data)

	March 31, 2002	September 30, 2001
	(As restated; See Note 2)	(As restated; See Note 2)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,971	$18,077
Accounts receivable, net of allowances of $3,107 at March 31, 2002 and $3,456 at September 30, 2001	24,735	34,412
Deferred royalties	7,504	7,492
Deferred commissions	7,730	9,209
Prepaid expenses and other current assets	3,701	2,870
Deferred income taxes, net	5,263	6,474

Total current assets	73,904	78,534
Property and equipment, net	3,803	4,507
Computer software costs, net	17,073	17,627
Goodwill and other intangible assets, net	7,436	8,494
Other non-current assets, net	6,010	5,991

Total assets	$108,226	$115,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,186	$13,069
Accounts payable	3,369	2,903
Accrued expenses and other current liabilities	27,815	29,967
Restructuring reserve, current	1,776	296
Deferred license revenue	16,614	22,124
Deferred services revenue	41,622	40,406

Total current liabilities	102,382	108,765
Long-term debt	—	5,593
Restructuring reserve, non-current	2,556	137
Other non-current liabilities	330	415

Total liabilities	105,268	114,910

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized; Series D convertible preferred stock, 125 shares issued and outstanding (liquidation preference of $9,419) at March 31, 2002 and September 30, 2001	125	125
Series E convertible preferred stock, 50 shares issued and outstanding (liquidation preference of $3,768) at March 31, 2002 and September 30, 2001	50	50
Common stock, $.01 par value; 90,000 shares authorized, 20,370 shares issued and 18,352 shares outstanding at March 31, 2002; 20,370 shares issued and 18,307 shares outstanding at September 30, 2001	204	204
Additional paid-in capital	62,949	62,923
Accumulated deficit	(44,580)	(46,770)
Restricted stock compensation	(463)	(709)
Accumulated other comprehensive loss	(116)	(189)
Treasury stock-at cost, 2,018 shares at March 31, 2002 and 2,063 shares at September 30, 2001	(15,211)	(15,391)

Total shareholders’ equity	2,958	243

Total liabilities and shareholders’ equity	$108,226	$115,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(As restated; See Note 2)	(As restated; See Note 2)	(As restated; See Note 2)	(As restated; See Note 2)
Revenue:
License	$9,879	$11,830	$21,552	$20,892
Services	23,328	23,165	44,948	45,034

Total revenue	33,207	34,995	66,500	65,926

Operating expenses:
Cost of license revenue	3,372	3,823	7,394	7,004
Cost of services revenue	8,568	8,880	17,185	17,361
Selling and marketing	8,379	10,704	16,688	20,310
Product development	4,395	4,434	9,270	9,320
General and administrative	4,085	3,950	8,166	7,253
Amortization of goodwill	—	2,336	—	4,681
Restructuring charge and other items	3,707	—	3,707	—

Total operating expenses	32,506	34,127	62,410	65,929

Income (loss) from operations	701	868	4,090	(3)
Other:
Interest income	116	208	254	409
Interest expense	(333)	(788)	(838)	(1,659)

Income (loss) before income tax expense (benefit)	484	288	3,506	(1,253)
Income tax expense (benefit)	154	115	1,317	(65)

Net income (loss)	$330	$173	$2,189	$(1,188)

Net income (loss) per common share (basic)	$0.02	$0.01	$0.12	$(0.07)

Weighted average number of common shares outstanding (basic)	18,363	18,219	18,337	18,175

Net income (loss) per common share (diluted)	$0.02	$0.01	$0.11	$(0.07)

Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,540	20,270	20,445	18,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2002	2001
	(As restated; See Note 2)	(As restated; See Note 2)
Cash flows from operating activities:
Net income (loss)	$2,189	$(1,188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,181	1,471
Amortization of computer software costs	2,986	3,559
Amortization of goodwill and other intangible assets	380	5,115
Amortization of debt issuance costs	312	226
Provision for bad debts	1,097	514
Deferred income taxes	1,098	1,540
Settlement of pre-acquisition contingency	(1,000)	—
Other non-cash items, net	281	239

	8,524	11,476
Changes in operating assets and liabilities:
Accounts receivable	8,580	5,619
Deferred royalties	(12)	(1,365)
Deferred commissions	1,479	332
Prepaid expenses and other current assets	373	3,635
Other non-current assets	137	100
Accounts payable	466	(2,445)
Accrued expenses and other current liabilities	(1,863)	(5,654)
Restructuring reserve, current and non-current	3,899	—
Deferred license revenue	(5,510)	3,894
Deferred service revenue	1,216	35
Other non-current liabilities	(127)	—

Net cash provided by operating activities	17,162	15,627

Cash flows from investing activities:
Purchases of property and equipment	(537)	(774)
Additions to computer software costs	(2,330)	(2,753)
Purchases of computer software	(102)	—
Acquisitions, net of cash acquired	—	7

Net cash used for investing activities	(2,969)	(3,520)

Cash flows from financing activities:
Proceeds from stock options exercised	53	11
Proceeds from employee stock purchases	220	265
Principal repayments of long-term debt	(7,476)	(7,279)
Payment of debt issuance costs	(96)	(71)

Net cash used for financing activities	(7,299)	(7,074)

Net increase in cash and cash equivalents	6,894	5,033
Cash and cash equivalents at beginning of period	18,077	12,175

Cash and cash equivalents at end of period	$24,971	$17,208

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

As discussed in Note 3 of the notes to our consolidated financial statements in Item 8 of our amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001, we have restated our financial statements for the years ended September 30, 2000 and 2001 and have revised our accounting to conform to TPA 5100.53 effective June 1, 2000. The effect of the restatement involves only the timing of when certain license revenues and direct costs are recognized. Direct costs included in the adjustments for the restatement include royalty expense for our solution partner-developed products and commission fees paid to our affiliates. Other sales costs were recorded as period expenses. The total revenues to be recognized over the life of the contract from sales of our software under these annual renewable term licenses will be unchanged.

We also have restated our financial statements presented in this Quarterly Report on Form 10-Q/A as necessary to reflect the application of TPA 5100.53. The significant adjustments to the statement of operations for the three months ended March 31, 2002 were an increase in our license revenue of $1.7 million, a decrease in our royalty expenses in cost of license revenue of $96,000, and a decrease in our sales commissions in selling and marketing expenses of $30,000. In the aggregate for the three months ended March 31, 2002, the adjustments and related tax effects increased previously reported net income (loss) by $1.1 million and increased both previously reported basic and diluted net income per share by $0.06. The significant adjustments to the statement of operations for the six months ended March 31, 2002 were an increase in our license revenue of $4.7 million, an increase in our royalty expenses in cost of license revenue of $700,000, and an increase in our sales commissions in selling and marketing expenses of $1.5 million. In the aggregate for the six months ended March 31, 2002, the adjustments and related tax effects increased previously reported net income by $1.6 million and increased previously reported basic and diluted net income per share by $0.09 and $0.08, respectively.

The significant adjustments to the statement of operations for the three months ended March 31, 2001 were an increase in our license revenue of $946,000, a reduction of our royalty expenses in cost of license revenue of $292,000, and an increase in our sales commissions in selling and marketing expenses of $956,000. In the aggregate for the three months ended March 31, 2001, the adjustments and related tax effects increased previously reported net income by $173,000 and increased previously reported basic and diluted net income per share by $0.01. The significant adjustments to the statement of operations for the six months ended March 31, 2001 were a decrease in our license revenue of $3.1 million, a reduction of our royalty expenses in cost of license revenue of $1.1 million, and a decrease in our sales commissions in selling and marketing expenses of $102,000. In the aggregate for the six months ended March 31, 2001, the adjustments and related tax effects decreased previously reported net income by $1.2 million and decreased previously reported basic and diluted net income per share by $0.07.

We also made certain adjustments to the balance sheet as of September 30, 2001 as a result of the restatement. These adjustments are discussed in Note 3 of the notes to our consolidated financial statements in Item 8 of our amended Annual Report on Form 10-K/A for the year ended September 30, 2001.

The following tables present changes to our financial statements for the three and six months ended March 31, 2002 and 2001 from previously presented filings to the statements presented in this filing.

Balance Sheet Data
(In thousands)
	March 31, 2002
	As Previously Reported	As Restated
Assets:
Deferred royalties	$4,038	$7,504
Deferred commissions	1,978	7,730
Deferred income taxes, net	2,450	5,263
Total current assets	61,874	73,904
Total assets	96,196	108,226

Liabilities:
Deferred license revenue	92	16,614
Total current liabilities	85,860	102,382
Total liabilities	88,746	105,268

Shareholders’ equity:
Accumulated deficit	(40,088)	(44,580)
Total shareholders’ equity	$7,450	$2,958

Statements of Operations Data
(In thousands, except per share data)

	Three Months Ended March 31, 2002
	As Previously Reported	As Restated
Revenue:
License	$8,182	$9,879
Total revenue	31,510	33,207

Operating expenses:
Cost of license revenue	3,468	3,372
Selling and marketing	8,409	8,379
Total operating expenses	32,632	32,506
Income (loss) from operations	(1,122)	701
Income (loss) before income tax expense (benefit)	(1,339)	484
Income tax expense (benefit)	(548)	154

Net income (loss)	$(791)	$330

Net income (loss) per common share (basic)	$(0.04)	$0.02

Weighted average number of common shares outstanding (basic)	18,363	18,363

Net income (loss) per common share (diluted)	$(0.04)	$0.02

Weighted average number of common shares and common equivalent shares outstanding (diluted)	18,363	20,540

	Six Months Ended March 31, 2002
	As Previously Reported	As Restated
Revenue:
License	$16,824	$21,552
Total revenue	61,772	66,500

Operating expenses:
Cost of license revenue	6,694	7,394
Selling and marketing	15,216	16,688
Total operating expenses	60,238	62,410
Income from operations	1,534	4,090
Income before income tax expense	950	3,506
Income tax expense	333	1,317

Net income	$617	$2,189

Net income per common share (basic)	$0.03	$0.12

Weighted average number of common shares outstanding (basic)	18,337	18,337

Net income per common share (diluted)	$0.03	$0.11

Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,445	20,445

Statements of Operations Data
(In thousands, except per share data)

	Three Months Ended March 31, 2001
	As Previously Reported	As Restated
Revenue:
License	$10,884	$11,830
Total revenue	34,049	34,995

Operating expenses:
Cost of license revenue	4,115	3,823
Selling and marketing	9,748	10,704
Total operating expenses	33,463	34,127
Income from operations	586	868
Income before income tax expense	6	288
Income tax expense	6	115

Net income	$—	$173

Net income per common share (basic)	$—	$0.01

Weighted average number of common shares outstanding (basic)	18,219	18,219

Net income per common share (diluted)	$—	$0.01

Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,270	20,270

	Six Months Ended March 31, 2001
	As Previously Reported	As Restated
Revenue:
License	$24,002	$20,892
Total revenue	69,036	65,926

Operating expenses:
Cost of license revenue	8,070	7,004
Selling and marketing	20,412	20,310
Total operating expenses	67,097	65,929
Income (loss) from operations	1,939	(3)
Income (loss) before income tax expense (benefit)	689	(1,253)
Income tax expense (benefit)	682	(65)

Net income (loss)	$7	$(1,188)

Net income (loss) per common share (basic)	$0.00	$(0.07)

Weighted average number of common shares outstanding (basic)	18,175	18,175

Net income (loss) per common share (diluted)	$0.00	$(0.07)

Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,243	18,175

Statements of Cash Flow Data
(In thousands)

	Six Months Ended March 31, 2002
	As Previously Reported	As Restated
Cash flows from operating activities:
Net income	$617	$2,189
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	114	1,098
Changes in operating assets and liabilities:
Deferred royalties	(712)	(12)
Deferred commissions	6	1,479
Deferred license revenue	(781)	(5,510)

	Six Months Ended March 31, 2001
	As Previously Reported	As Restated
Cash flows from operating activities:
Net income (loss)	$7	$(1,188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	2,287	1,540
Changes in operating assets and liabilities:
Deferred royalties	(298)	(1,365)
Deferred commissions	433	332
Deferred license revenue	785	3,894

(3)	Revenue Recognition

We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position, SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,’ “ SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and AICPA Technical Practice Aid (“TPA”), 5100.53 “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

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

(4)	Computation and Presentation of Net Income (Loss) Per Common Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings Per Share.” We compute basic net income (loss) per common share, which excludes dilution, by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

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

The following table presents the calculations of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(As restated;	(As restated;	(As restated;	(As restated;
	See Note 2)	See Note 2)	See Note 2)	See Note 2)
Basic net income (loss) per common share:
Weighted average common shares outstanding	18,363	18,219	18,337	18,175

Net income (loss)	$330	$173	$2,189	$(1,188)

Basic net income (loss) per common share	$0.02	$0.01	$0.12	$(0.07)

Diluted net income (loss) per common share:
Weighted average common shares outstanding	18,363	18,219	18,337	18,175
Common share equivalents:
Convertible preferred stock	1,750	1,750	1,750	—
Common stock options	363	111	294	—
Contingently issuable stock	64	190	64	—

Weighted average common shares and common equivalent shares outstanding	20,540	20,270	20,445	18,175

Net income (loss)	$330	$173	$2,189	$(1,188)

Diluted net income (loss) per common share	$0.02	$0.01	$0.11	$(0.07)

Because the inclusion of common share equivalents would have an antidilutive effect on net income (loss) per common share, we excluded the average number of common share equivalents listed below from the computation of diluted net income (loss) per common share for the six months ended March 31, 2001 (in thousands).

Six Months Ended March 31, 2001
Common share equivalents:
Convertible preferred stock	1,750
Common stock options	128
Contingently issuable stock	190

Total	2,068

(5)	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	200
Net income (loss)	$330	$173	$2,189	$(1,188)
Other comprehensive loss, net of income taxes:
Foreign currency translation	(9)	66	(116)	(59)
Interest rate hedge	—	(41)	—	(115)

Comprehensive income (loss)	$321	$198	$2,073	$(1,362)

(6)	Financial Instruments

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

(7)	Goodwill and Other Intangible Assets

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

During the three months and six months ended March 31, 2001, we recorded $2.3 million and $4.7 million in amortization of goodwill. The impact of amortization of goodwill on net income for the three months and six months ended March 31, 2001 was as follows (in thousands, except per share data):

	Three Months Ended March 31, 2001	Six Months Ended March 31, 2001
	(As restated;	(As restated;
	See Note 2)	See Note 2)
Net income (loss)	$173	$(1,188)
Add back:
Goodwill amortization, net of income taxes	1,466	3,382

Net income excluding goodwill amortization, net of income taxes	$1,639	$2,194

Basic net income per common share
Net income (loss)	$0.01	$(0.07)
Add back:
Goodwill amortization, net of income taxes	0.08	0.19

Net income excluding goodwill amortization, net of income taxes	$0.09	$0.12

Weighted average number of common shares outstanding (basic)	18,219	18,175

Diluted net income per common share
Net income (loss)	$0.01	$(0.06)
Add back:
Goodwill amortization, net of income taxes	0.07	0.17

Net income excluding goodwill amortization, net of income taxes	$0.08	$0.11

Weighted average number of common shares outstanding (diluted)	20,270	20,243

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

Amortized Intangible Assets (in thousands):

	As of March 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Installed customer base and affiliate network	$7,934	$4,265
Tradenames and trademarks	856	778

Total	$8,790	$5,043

The weighted average amortization lives of the installed customer base and affiliate network and of the tradenames and trademarks is 13 years and 10 years, respectively.

Aggregate Amortization Expense (in thousands):

	Three Months Ended March 31, 2002	Six Months Ended March 31, 2002
Aggregate amortization expense	$190	$380

Estimated Amortization Expense for the Fiscal Years Ended (in thousands):

September 30, 2002	$759
September 30, 2003	$709
September 30, 2004	$673
September 30, 2005	$673
September 30, 2006	$673

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

Changes in Goodwill for the Six Months Ended March 31, 2002 (in thousands):

Balance as of September 30, 2001	$4,367
Change in estimate of pre-acquisition Pivotpoint income tax liabilities	(678)

Balance as of March 31, 2002	$3,689

(8)	Income Taxes

The reported income tax expense (benefit) for the three months and six months ended March 31, 2002 differs from the expected income tax expense (benefit) calculated by applying the federal statutory rate to our income (loss) before income tax expense (benefit) principally due to the impact of state and foreign income taxes and the adjustment of goodwill of Pivotpoint. See Note 7 for further discussion on the adjustment to goodwill.

(9)	Long-Term Debt

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

Substantially all of our domestic assets are pledged as collateral for any obligations under the new revolving credit facility. The revolving credit facility contains covenants which, among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

•	incurrence of additional indebtedness outside the facility, liens and capital leases;

•	the payment of dividends on and the redemption or repurchase of our capital stock;

•	acquisitions and investments;

•	mergers and consolidations; and

•	the disposition of any of our properties or assets outside the ordinary course of business.

(10)	Restructuring Costs and Other Items

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

The major components of the restructuring charge and the remaining restructuring accrual at March 31, 2002 were as follows (in thousands):

	Accrued Restructuring Charge at September 30, 2001	Restructuring Charge	Amounts Utilized	Accrued Restructuring Charge at March 31, 2002
Cost of abandonment of excess space and other	$433	$3,675	$(113)	$3,995
Employee severance and related costs	—	1,032	(695)	337

	$433	$4,707	$(808)	$4,332

We expect future cash expenditures related to these restructuring activities to be approximately $4.3 million. We will pay appxoimately $1.8 million within the twelve month period ending March 31, 2003 and we therefore have included this amount in current liabilities.

Additionally, we closed our acquisition of Pivotpoint on January 12, 2000 for $48 million in cash. In connection with the purchase of Pivotpoint, a portion of the cash proceeds was put into escrow to cover any breach of warranties or representations contained in the Purchase Agreement or any additional undisclosed post-closing liabilities. In December 2000, we presented a claim against the escrow for the release of funds to cover certain liabilities not disclosed in the closing balance sheet. During the allocation period, we did not adjust the purchase price to reflect these escrow refund claims because the ultimate recovery of any escrow funds was neither probable nor could the amount to be recovered be reasonably estimated. In March 2002, we entered into a settlement agreement with the seller regarding the amount of the claim, and in April 2002, we received approximately $1.3 million in cash for the settlement. Pursuant to SFAS No. 141, “Business Combinations,” $1.0 million of the settlement was related to pre-acquisition contingencies other than income taxes and is included as a reduction to restructuring costs and other items in the statement of operations for the three and six months ended March 31, 2002. The settlement also included a receipt of $204,000 relating to pre-acquisition tax liabilities from the former shareholders of Pivotpoint. This portion of the settlement was recorded as a reduction of outstanding tax liabilities as of March 31, 2002 from the original purchase accounting allocation. The remaining $50,000 of the settlement was recorded as a liability for expenses incurred in relation to the settlement.

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

	North America	EMEA	LAAP	Corporate	Total
	(As restated; see Note 2)
Three Months Ended March 31, 2002:
Revenues from unaffiliated customers	$25,843	$5,095	$2,269	$—	$33,207

Income (loss) from operations	$4,559	$1,004	$25	$(4,887)	$701

Interest income					116
Interest expense					(333)

Income before income tax benefit					$484

Three Months Ended March 31, 2001:
Revenues from unaffiliated customers	$26,622	$6,221	$2,152	$—	$34,995

Income (loss) from operations	$4,333	$1,037	$(95)	$(4,407)	$868

Interest income					208
Interest expense					(788)

Income before income tax expense					$288

	North America	EMEA	LAAP	Corporate	Total
	(As restated; See Note 2)
Six Months Ended March 31, 2002:
Revenues from unaffiliated customers	$50,127	$11,923	$4,450	$—	$66,500

Income (loss) from operations	$7,932	$2,754	$(87)	$(6,509)	$4,090

Interest income					254
Interest expense					(838)

Income before income tax expense					$3,506

Six Months Ended March 31, 2001:
Revenues from unaffiliated customers	$50,594	$11,234	$4,098	$—	$65,926

Income (loss) from operations	$7,156	$1,818	$(344)	$(8,633)	$(3)

Interest income					409
Interest expense					(1,659)

Income before income tax expense					$(1,253)

(12)    Recently Issued or Adopted Accounting Pronouncements

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

Results of Operations, as Restated

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

As discussed in Item 8 of our amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001 in Note 3 of the notes to our consolidated financial statements, we have restated our financial statements prospectively from June 1, 2000 to comply with TPA 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.” See also Note 2 of the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A. The discussion in this “Management’s Discussion and Analysis” section is of our financial statements restated as described above.

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

Three Months and Six Months Ended March 31, 2002 Compared to Three Months and Six Months Ended March 31, 2001

Summary.    For the three months ended March 31, 2002, we reported net income of $330,000, or $0.02 per share (diluted), compared to net income of $173,000, or $0.01 per share (diluted), for the three months ended March 31, 2001. Excluding amortization of goodwill, restructuring costs and other items, adjusted net income for the three months ended March 31, 2002 was $2.6 million, or $0.13 per share (diluted), compared to $1.6 million, or $0.08 per share (diluted), for the three months ended March 31, 2001.

We reported net income of $2.2 million, or $0.11 per share (diluted), for the six months ended March 31, 2002 compared to a net loss of $1.2 million, or $0.07 per share (diluted), for the year earlier period. Excluding amortization of goodwill, restructuring costs and other items, adjusted net income for the six months ended March 31, 2002 was $4.4 million, or $0.22 per share (diluted), compared to $2.2 million, or $0.11 per share (diluted), for the six months ended March 31, 2001.

The following table is a reconciliation of our adjusted net income to our net income under generally accepted accounting principles for the three months and six months ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended March 31,
	2002	2001
	(As restated)
Net income before income tax expense	$484	$288
Add Back:
Amortization of goodwill	—	2,336
Restructuring costs and other items	3,707	—

Adjusted net income before income tax expense	4,191	$2,624
Income tax expense	1,614	985

Effective income tax rate	38.5%	37.5%
Adjusted net income	$2,577	$1,639

Adjusted net income per common share (diluted)	$0.13	$0.08

Weighted average number of common shares outstanding (diluted)	20,540	20,270

	Six Months Ended March 31,
	2002	2001
	(As restated)
Net income (loss) before income tax expense	$3,506	$(1,253)
Add Back:
Amortization of goodwill	—	4,681
Restructuring costs and other items	3,707	—

Adjusted net income (loss) before income tax expense (benefit)	7,213	$3,428
Income tax expense	2,777	1,234

Effective income tax rate	38.5%	36.0%
Adjusted net income	$4,436	$2,194

Adjusted net income per common share (diluted)	$0.22	$0.11

Weighted average number of common shares outstanding (diluted)	20,445	20,243

The following table presents our statements of operations data as a percentage of total revenue for the three months and six months ended March 31, 2002 and 2001:

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(As restated)		(As restated)
Revenue:
License	29.7%	33.8%	32.4%	31.7%
Services	70.3	66.2	67.6	68.3

Total revenue	100.0	100.0	100.0	100.0

Operating expenses:
Cost of license revenue	10.2	10.9	11.1	10.6
Cost of services revenue	25.8	25.4	25.8	26.3
Selling and marketing	25.2	30.6	25.1	30.8
Product development	13.2	12.7	13.9	14.1
General and administrative	12.3	11.3	12.3	11.0
Amortization of goodwill	0.0	6.6	0.0	7.2
Restructuring charge and other items	11.2	0.0	5.6	0.0

Total operating expenses	97.9	97.5	93.8	100.0

Income (loss) from operations	2.1	2.5	6.2	0.0
Interest income	0.3	0.6	0.4	0.6
Interest expense	(1.0)	(2.3)	(1.3)	(2.5)

Income (loss) before income tax expense (benefit)	1.4	0.8	5.3	(1.9)
Income tax expense (benefit)	0.4	0.3	2.0	(0.1)

Net income (loss)	1.0%	0.5%	3.3%	(1.8)%

Revenue.    Total revenue for the three months ended March 31, 2002 was $33.2 million, a decrease of 5% or $1.8 million from total revenue of $35.0 million for the three months ended March 31, 2001. Total revenue for the six months ended March 31, 2002 was $66.5 million compared to total revenue of $65.9 million for the six months ended March 31, 2001, a decrease of $575,000 or 1%. As stated in Note 2 of the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A, we restated reported revenues to recognize initial license fees for certain contracts ratably over the term of the initial license rather than upon delivery of the software. The decrease in total revenue in the three months ended March 31, 2002 was primarily due to a decrease in license revenue as a result of lower licensing volume over the preceding twelve months as compared to the three months ended March 31, 2001. The slight increase in total revenue in the six months ended March 31, 2002 was primarily due to an increase in license revenue.

Despite the increase in license revenue for the six months ended March 31, 2002, licensing activity during the three and six months ended March 31, 2002 decreased in comparison to the prior year periods. We deferred $5.9 million and $11.8 million of time-based license revenue to be recognized ratably in future periods during the three and six months ended March 31, 2002 compared to $7.6 million and $17.7 million in the year earlier periods. We believe the decreased licensing activity is attributable to a continued slow down in the growth of the enterprise applications market and the economic recession, particularly as it is affecting the manufacturing sector. Many customers and prospects have delayed purchases or implementations, some indefinitely. The growth in the market for enterprise software, the economic recession and uncertainty, and the resultant delays in purchases by our customers may continue to adversely impact licensing activity and revenue as well as services revenue.

License revenue for the three months ended March 31, 2002 was $9.9 million, a decrease of $2.0 million or 17% from the three months ended March 31, 2001. License revenue for the six months ended March 31, 2002 was $21.6 million, a slight increase of $661,000 or 3% from the six months ended March 31, 2001. During the three and six months ended March 31, 2002, our license revenue included license revenue from time-based license contracts of $7.8 million and $16.8 million recognized ratably, with the remainder recorded from license revenue recognized upon shipment under our perpetual licenses. In comparison, during the three and six months ended March 31, 2001, our license revenue included license revenue from time-based contracts of $8.9 million and $15.1 million recognized ratably, with the remainder recorded from license revenue recognized upon shipment under our perpetual licenses.

Services revenue for the three months ended March 31, 2002 was $23.3 million compared to $23.2 million for the three months ended March 31, 2001, an increase of 1%. Services revenue for the six months ended March 31, 2002 was $44.9 million compared to $45.0 million for the year earlier period.

Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and the Asia Pacific regions, or LAAP. The following table shows the percentage of license revenue, services revenue, and total revenue contributed by each of our primary geographic markets for the three months ended March 31, 2002 and 2001:

	License Revenue Three Months Ended March 31,		Services Revenue Three Months Ended March 31,		Services Revenue Three Months Ended March 31,
	2002	2001	2002	2001	2002	2001
	(As restated)
North America	70.2%	70.4%	81.1%	78.9%	77.9%	76.1%
EMEA	19.3%	20.6%	13.6%	16.4%	15.3%	17.8%
LAAP	10.5%	9.0%	5.3%	4.7%	6.8%	6.1%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the percentage of license revenue, services revenue and total revenue contributed by each of our primary geographic areas for the six months ended March 31, 2002 and 2001:

	License Revenue Six Months Ended March 31,		Services Revenue Six Months Ended March 31,		Services Revenue Six Months Ended March 31,
	2002	2001	2002	2001	2002	2001
	(As restated)
North America	65.6%	73.0%	80.1%	78.5%	75.4%	76.7%
EMEA	24.9%	18.3%	14.5%	16.4%	17.9%	17.0%
LAAP	9.5%	8.7%	5.4%	5.1%	6.7%	6.3%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Additional information about our operations in these geographic areas is presented in Note 11 of the notes to our condensed consolidated financial statements.

Cost of License Revenue.    Cost of license revenue for the three months ended March 31, 2002 was $3.4 million compared to $3.8 million for the three months ended March 31, 2001, a decrease of $451,000 or 12%. For the six months ended March 31, 2002, cost of license revenue increased $391,000 or 6% from $7.0 million in the prior year to $7.4 million. The 12% decrease for the three months ended March 31, 2002 is primarily attributable to lower product royalty expense as a result of the lower license revenue recognized combined with lower amortization of capitalized software. The 6% increase for the six months ended March 31, 2002 is primarily a result of higher product royalty expense as a result of higher license revenue recognized, offset by lower amortization of capitalized software. We expect cost of license revenue to vary from period to period based on the mix of products licensed between internally developed products and royalty bearing products and the timing of computer software amortization costs. Our offshore development agreement and the associated restructuring of operations should decrease our cost of developing software and, consequently, over time should contribute to lower amortization expense included in cost of license revenue.

Cost of Services Revenue.    Cost of services revenue for the three months and six months ended March 31, 2002 was $8.6 million and $17.2 million, respectively. The decreases for the three months and six months periods were $312,000, or 4%, and $176,000, or 1%, from the year earlier periods. These decreases for both periods were due to overall cost reduction efforts.

Selling and Marketing Expenses.    Selling and marketing expenses for the three months ended March 31, 2002 were $8.4 million compared to $10.7 million in the year earlier period. The decrease of $2.3 million or 22% was primarily due to lower license revenue recognized for the period which resulted in lower commissions to our affiliate channel and direct sales organization, offset partially by higher marketing expenses. For the six months ended March 31, 2002, selling and marketing expenses were $16.7 million compared to $20.3 million for the six months ended March 31, 2001, a decrease of $3.6 million or 18%. Selling and marketing expenses also decreased as a percentage of total revenue to 25.1% for the six months ended March 31, 2002 from 30.8% in the year earlier period. The decrease in selling and marketing expenses and the decrease in selling and marketing expenses as a percentage of total revenue for the six months ended March 31, 2002 was due to the product mix of our license revenue recognized between time-based license revenue and perpetual license revenue, as well as, a result of lower amounts of license revenue recognized for which we owed commissions to our affiliates. During the six months ended March 31, 2001, our direct sales organization completed several individually significant license transactions. We believe that affiliate commissions will fluctuate from period to period based on our product mix and the levels of sales by our affiliates and by our directs sales organization.

Product Development Expenses.    The following table shows information about our product development expenses during the three months and six months ended March 31, 2002 and 2001 (dollars in thousands):

	Three Months Ended March 31,		Change From	Six Months Ended March 31,		Change From
	2002	2001	Prior Year	2002	2001	Prior Year
Product development	$4,981	$5,426	(8.2)%	$10,106	$10,783	(6.3)%
Software translation	1,120	723	54.9%	1,494	1,290	15.8%

Total spending	6,101	6,149	(0.8)%	11,600	12,073	(3.9)%

Less:
Capitalized product development costs	(1,031)	(1,298)	(20.6)%	(1,559)	(2,128)	(26.7)%
Capitalized software translation costs	(675)	(417)	61.9%	(771)	(625)	23.4%

Total capitalization	(1,706)	(1,715)	(0.5)%	(2,330)	(2,753)	(15.4)%

Product development expenses	$4,395	$4,434	(0.9)%	$9,270	$9,320	(0.5)%

Total spending as a percentage of total revenue	18.4%	17.6%		17.4%	18.3%
Product development expense as a percentage of total revenue	13.2%	12.7%		13.9%	14.1%

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

Restructuring costs and other items.    Restructuring charge and other items for the three months and six months ended March 31, 2002 was $3.7 million. We recorded no restructuring charge and other items for the three and six months ended March 31, 2001. On January 15, 2002, we announced a five-year agreement with an offshore information technology services to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% by June 30, 2002. We recorded a restructuring charge of $4.7 million during the three months ended March 31, 2002. The restructuring charge included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel.

The major components of the restructuring charge and the remaining restructuring accrual at March 31, 2002 were as follows (in thousands):
	Accrued Restructuring Charge at September 30, 2001	Restructuring Charge	Amounts Utilized	Accrued Restructuring Charge at March 31, 2002
Cost of abandonment of excess space and other	$433	$3,675	$(113)	$3,995
Employee severance and related costs	—	1,032	(695)	337

	$433	$4,707	(808)	$4,332

We expect future cash expenditures related to these restructuring activities to be approximately $4.3 million, of which approximately $1.8 million will be paid within the twelve-month period ending March 31, 2003.

Additionally, we closed our acquisition of Pivotpoint on January 12, 2000 for $48 million in cash. In connection with the purchase of Pivotpoint, a portion of the cash proceeds was put into escrow to cover any breach of warranties or representations contained in the Purchase Agreement or any additional undisclosed post-closing liabilities. In December 2000, we presented a claim against the escrow for the release of funds to cover certain liabilities not disclosed in the closing balance sheet. During the allocation period, we did not adjust the purchase price to reflect these escrow refund claims because the ultimate recovery of any escrow funds was neither probable nor could the amount to be recovered be reasonably estimated. During the three and six months ended March 31, 2002, we entered into a settlement agreement with the seller regarding the amount of the claim and we received approximately $1.3 million in cash for the settlement. Pursuant to SFAS No. 141, “Business Combinations,” $1.0 million of the settlement was related to pre-acquisition contingencies other than income taxes and is included as a reduction to restructuring costs and other items in the statement of operations for the nine months ended June 30, 2002. The settlement also included a receipt of $204,000 relating to pre-acquisition tax liabilities from the former shareholders of Pivotpoint. This portion of the settlement was recorded as a reduction of outstanding tax liabilities as of March 31, 2002 from the original purchase accounting allocation. The remaining $50,000 of the settlement was recorded as a liability for expenses incurred in relation to the settlement.

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

For the three months ended March 31, 2002, interest expense was $333,000 compared to $788,000 for the three months ended March 31, 2002, a decrease of $455,000 or 58%. Similarly, interest expense decreased $821,000 or 49% for the six months ended March 31, 2002 from $1.7 million in the year earlier period to $838,000 for the current year period. The decrease for both the three months and six months periods was primarily due to the lower balance on our term loan and lower interest rates. Taking into effect our interest rate swap and excluding the amortization of debt issue costs, the effective annual interest rate on our term loan for the three months and six months ended March 31, 2002 was 4.8% and 6.4% compared to 10.8% and 10.7% in the year earlier period.

Income Tax Expense (Benefit).    The effective income tax rates for the three months and six months ended March 31, 2002 were 32% and 38%. The actual income tax expense for the three months and six months ended March 31, 2002 differs from the expected income tax expense (benefit) calculated by applying the federal statutory rate to our income (loss) before income tax expense (benefit) principally due to the impact of state and foreign income taxes and the adjustment of goodwill relating to Pivotpoint.

The effective income tax rates for the three months and six months ended March 31, 2001 were 40% and (52)%. The effective income tax rates for the three and six months ended March 31, 2001 differ from the federal statutory rate because of the effect of amortization of goodwill that was not deductible for income tax purposes. On October 1, 2001, we adopted SFAS No. 142 and ceased periodic amortization of goodwill. Other items that affected our effective tax rates during the three months and six months ended March 31, 2001 include income tax credits and state and foreign income taxes.

We retained certain favorable income tax attributes in connection with the separation of Marcam Corporation into two companies in 1997 and realized certain of these attributes, which were recorded as income tax benefits at that time. We may realize additional future income tax benefits related to these attributes in future periods if and when they become certain.

Liquidity and Capital Resources

We fund our operations and capital expenditures primarily with cash generated from operating activities, supplemented as necessary with funds available under our new $10.0 million revolving credit facility. Because our principal source of liquidity is operating cash flow, decreases in demand for our products and services could reduce the availability of funds to us. As noted previously, our licensing activity decreased during the three months and six months ended March 31, 2001 compared to the year earlier periods. We believe the decline is principally attributable to a continued slowdown in the market for enterprise applications and the economic recession, particularly as it is affecting the manufacturing sector. Many customers or prospects have delayed purchases or implementations, some indefinitely. The decreased growth in the market for our products, the economic recession and uncertainty, and the resultant delays in purchases by our customers may continue to impact licensing revenue and services revenue and hence our operating cash flow. For a discussion of other factors that could reduce our operating cash flow, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Performance — If we are unable to react effectively to various factors outside our control, our operating results could be adversely impacted and our quarterly results could fluctuate significantly” in our amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001.

Additionally, declining revenue and cash flow could cause us to fail to satisfy one or more of the financial ratios or other conditions or covenants of our new revolving credit agreement. This in turn could affect our future availability of funds under the revolving credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Future Performance — If our operating performance does not support our cash flow requirements, we may breach our bank credit facility” in the above referenced Form 10-K/A for fiscal 2001.

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

	Summary of Cash Flows
	Six Months Ended March 31,
	2002	2001
	(As restated)
Net cash provided by operating activities before changes in operating assets and liabilities	$8,524	$11,476
Increase in operating assets and liabilities	8,638	4,151

Net cash provided by operating activities	17,162	15,627
Net cash used for investing activities	(2,969)	(3,520)
Net cash used for financing activities	(7,299)	(7,074)

Net increase in cash and cash equivalents	$6,894	$5,033

	Balance Sheet Data
	March 31, 2002	September 30, 2001
	(As restated)
Cash and cash equivalents	$24,971	$18,077
Working capital deficit	(28,478)	(30,231)
Working capital (excluding deferred revenue and costs)	14,524	15,598
Total assets	108,226	115,153
Total long-term debt, including current portion	11,186	18,662
Total shareholders’ equity	2,958	243

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

We generated positive cash flows from operating activities of $17.2 million and $15.6 million during the six months ended March 31, 2002 and March 31, 2001. Net cash provided by operating activities before changes in operating assets and liabilities was $8.5 million for the six months ended March 31, 2002 compared to $11.5 million for the prior year period. This 26% decrease was principally due to a $5.6 million decrease in depreciation and amortization of computer software costs and goodwill and other intangible assets and a $1.0 million decrease for the settlement of the acquisition contingency, off-set by an increase in net income (loss) of $3.4 million and an increase in the provision for bad debts of $583,000. The $5.6 million decrease in depreciation and amortization of computer software costs and goodwill and other intangible assets was primarily due to the decrease in amortization of goodwill related to our adoption of SFAS No. 142. See “Recently Issued or Adopted Accounting Pronouncements” below for further discussion of our adoption of SFAS No. 142.

Significant changes in operating assets and liabilities during the six months ended March 31, 2002 included (1) a decrease in accounts receivable of $8.6 million attributable to lower licensing activity during the quarter and an increase in cash collections; (2) a $1.4 million increase in accounts payable, accrued expenses and other current liabilities resulting primarily from the timing of cash payments; (3) a $3.9 million increase in our restructuring reserve for the actions taken during the three months ended March 31, 2002 related to employee severance and vacated leased space; and (4) a $2.8 million net decrease in deferred license and services revenue and deferred royalties and commissions.

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

On March 31, 2002, the outstanding balance or our term loan under our then existing bank credit facility was $11.2 million. On April 2, 2002, we repaid $2.8 million of our term loan. On April 26, 2002, we entered into a new secured revolving credit facility with a bank that provides for a revolving credit line of up to $10.0 million to be used to repay the remaining balance of the term loan and for working capital and general corporate purposes. On April 26, 2002, we borrowed $8.4 million under the new revolving credit facility to repay the remaining balance of the term loan. We then terminated the original bank credit facility. On May 14, 2002, we repaid $4.0 million of the outstanding balance under our revolving credit facility.

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

Substantially all of our domestic assets are pledged as collateral for any obligations under the new revolving credit facility. The revolving credit facility contains covenants, which among other things, require us to maintain specific financial ratios and impose limitations or prohibitions on us with respect to:

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

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following descriptions of our critical accounting estimates in conjunction with note 1 to our consolidated financial statements and “Management Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Future Performance” contained in our Form 10-K report for the fiscal year ended September 30, 2001.

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

Computer Software Costs.    We charge all computer software development costs prior to establishing technological feasibility of computer software products to product development expense as they are incurred. Following the guidance of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, from the time of establishing technological feasibility through general release of the product, we capitalize computer software development and translation costs and report them on the balance sheet as computer software costs. We begin amortizing computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis. We regularly review software for technological obsolescence and determine the amortization period based on the estimated useful life, as a result, future amortization periods for computer software costs could be shortened to reflect changes in the estimated useful life in the future. Any resulting acceleration in amortization could have a material adverse impact on our financial condition and results of operations.

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
10.1
Agreement for MOSAIC (MAPICS Offshore Software Application India Center) IN INDIA, dated November 30, 2001, By and Between MAPICS, Inc. and HCL Technologies Limited, for itself and on behalf of HCL Technologies America, Inc.
Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 as filed on May 15, 2002.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K with the SEC dated April 26, 2002 reporting, as Item 5, our new revolving credit agreement with SunTrust Bank.

S IGNATURE

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