Form 10-K
period 2002-09-30
MAPICS INC
filed 2002-12-18
CIK 848551

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the filer is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (March 28, 2002) was $91,609,614 based on the closing sale price of the common stock of $7.62 per share on the Nasdaq National Market on such date.

The number of shares of the registrant’s common stock outstanding at December 3, 2002 was 18,393,171.

Documents Incorporated by Reference

None

MAPICS, Inc.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended September 30, 2002

Item 1.    Business.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our shareholders and to the public. This report contains forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “will,” “seek,” “estimate” and similar expressions that convey uncertainty of future events or outcomes. Forward-looking statements include statements concerning future:

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

General

MAPICS, Inc. (“MAPICS”) is a global developer of collaborative business application software solutions designed specifically for use by manufacturers. Our goal is to deliver application software and consulting services that create value by providing a quick return on investment and improving bottom line financial results for our customers. Our solutions also allow manufacturers to make the most of their existing technology investments while taking advantage of new technologies at a pace that best fits their needs. In addition, our solutions bring our customers proven expertise, knowledge, and understanding of the business issues that are unique to manufacturers.

Many manufacturers globally operate using either a discrete or batch-process production workflow. MAPICS targets discrete and batch-process manufacturers, which produce finished goods by assembling or machining a set of component parts or subassemblies into finished products or use a consistent bill of materials to make a batch of product. Within this market, many of our customers are general manufacturers, but we also have a strong concentration of customers in three vertical segments: industrial equipment manufacturers, automotive/transportation manufacturers, and high-tech electronics manufacturers.

MAPICS, Inc. is headquartered in Alpharetta, Georgia, USA, with offices around the globe and a worldwide sales network of independent sales affiliates. We were originally incorporated in Massachusetts in 1980, and in 1998 we reincorporated in Georgia. Today, MAPICS solutions are used by thousands of manufacturers in nearly 70 countries and 19 different languages.

Information about us in addition to the information included in this report is contained in various documents that we file with the Securities and Exchange Commission. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other documents that we file with or furnish to the SEC available on our website as soon as practicable after we file them with or furnish them to the SEC. You can view and print copies of these documents, free of charge, by visiting the investor relations section of our website at www.mapics.com or the SEC’s website at www.sec.gov. You may also call the SEC’s Public Reference Room at 1-800-SEC-0330 to obtain copies of these documents.

Recent Developments

On November 25, 2002, MAPICS and Frontstep, Inc. (“Frontstep”) announced the signing of a definitive agreement for MAPICS to acquire Frontstep. Frontstep, formerly known as Symix, is a publicly traded (NASDAQ/NM:FSTP) manufacturing applications provider headquartered in Columbus, Ohio. Pursuant to the definitive agreement, terms of the acquisition include MAPICS’ purchase of all of Frontstep’s shares in exchange for 4.2 million shares of MAPICS common stock and the assumption by MAPICS of up to $21.5 million of Frontstep’s debt as well as certain outstanding stock options and warrants. Frontstep shareholders will receive approximately 0.30 MAPICS shares for each share of Frontstep common stock held. Closing, which is expected to occur during the first calendar quarter of 2003, is subject to certain conditions, including regulatory clearance and the approval of the transaction by MAPICS and Frontstep shareholders.

Frontstep provides software and services for discrete, to-order manufacturers. Frontstep has approximately 1,800 customers installed in 4,400 sites in more than 40 countries worldwide and reported revenues of $92.7 million for its fiscal year ended June 30, 2002.

We believe that the combined entity will create one of the largest providers of ERP, CRM, and SCM applications that is committed exclusively to solving the unique challenges of discrete and batch-process manufacturers. As a result of the transaction, both MAPICS and Frontstep customers will be served by a much larger manufacturing-focused global company that can leverage a larger combined customer base with complementary offerings and new sales channels. The combined company, which will market offerings from both companies under the MAPICS brand, expects to leverage Frontstep’s investment in delivering SyteLine 7 on Microsoft.NET and to continue MAPICS’ success on the IBM platform while sustaining active product development for each. In addition, the combined company will benefit from a more balanced sales strategy with both larger direct and affiliate channels serving the global manufacturing market.

Industry Background

Today’s manufacturers face more challenges than ever. Economic constraints, such as labor and direct material costs, pressure from up-stream manufacturers, increased customer demands, and faster delivery requirements are ongoing problems. At the same time, manufacturers must be able to not only manage plant operations but also standardize processes, synchronize activities, provide cross-operation visibility, comply with customer requirements, and monitor performance—all across the organization.

Manufacturers can improve their operations and competitiveness by addressing key business drivers such as:

•	reducing the time it takes to manufacture products;

•	speeding time-to-market for new products;

•	cutting operations costs;

•	exceeding customer expectations;

•	managing multiple sites and global operations;

•	streamlining outsourcing processes; and

•	improving visibility into business performance.

Successful manufacturers require an efficient supply chain, distributed manufacturing resources, and improved methods of interacting with suppliers and customers. Growth, customer satisfaction, and profitability for these manufacturers all depend on an accurate and rapid flow of information within an integrated supply chain and extended enterprise systems linking suppliers, customers, and the manufacturer.

Historically, manufacturers have focused on operations within their own four walls, relying on ERP systems to streamline their business processes and coordinate internal resources. These systems typically provide applications to support engineering data management, sales management, purchasing, inventory management, manufacturing control, distribution, transportation, finance, customer relationship management, and many other specialized business functions. However, in order to compete more effectively most manufacturers also require systems that allow them to extend their enterprise throughout their external supply chain, linking operations with suppliers and customers. At the same time, manufacturers must be able to implement these systems rapidly with minimal disruption to their businesses and maintain them with limited information technology staffs. The systems may need to scale to accommodate expansion of the manufacturer’s business through growth, acquisition, and organizational changes.

Today’s manufacturers seek solutions comprising both product and service offerings. In addition, they are looking to maximize the effectiveness of their core, existing technology investment, while adding additional functionality that can deliver a rapid return on investment. Finally, they look for solution providers that have long-term viability, understand the problems that are unique to manufacturers, and can provide proven solutions to those problems.

The MAPICS Solution

MAPICS has been providing solutions to manufacturers’ challenges for over 20 years. Our business is focused on enterprise solutions for manufacturers, so we understand how manufacturers work and operate and we know how to meet the changing needs and requirements of our customers. As a result of the proposed acquisition of Frontstep, our customers will be served by a much larger manufacturing-focused global company that can leverage a larger combined customer base with complementary offerings and new sales channels.

The MAPICS solution provides our customers:

Comprehensive Functionality and Flexibility

MAPICS’ strong manufacturing and technology expertise has enabled us to develop a suite of application software solutions focused specifically on meeting the needs of manufacturers. In addition to the core functionality that helps manage the core needs of manufacturers (e.g., purchasing, inventory management, manufacturing control, distribution, finance, etc.), we offer strategic extension applications that allow manufacturers to extend their enterprise systems to their suppliers and customers that comprise their external supply chain.

Because of our ongoing focus on manufacturing, we intend to continue developing functionality to meet the evolving needs of manufacturers. In addition, our solutions are designed to leverage the existing information technology investments that customers have made, while allowing them to implement MAPICS solutions at their own pace and according to their specific business needs. As new technologies lead manufacturers to seek more open and collaborative ways to link the members of their value chain, MAPICS will continue to provide solutions that enable the exchange of critical business information throughout the extended enterprise.

Expert Sales Channel

We primarily sell and implement our solutions through a network of independent affiliates that provide services for customers located in more than 70 countries around the world. Each affiliate markets MAPICS solutions within a specific territory. In many instances the affiliates work exclusively with us. For these reasons, MAPICS affiliates invest significant resources to continually increase their knowledge about our applications. Our affiliates have resources with manufacturing industry expertise and develop long-standing relationships with our customers. They provide experienced local professionals to implement and configure our solutions rapidly and in a cost-effective manner.

To augment our affiliate channel, we also have direct sales personnel with extensive expertise in manufacturing. These MAPICS representatives service specific accounts and represent specific MAPICS solutions.

Quick Implementation and Rapid Return on Investment

MAPICS solutions are highly flexible, leveraging customers’ existing technology investments, minimizing the need to perform custom modifications, allowing rapid product deployment, and delivering rapid return on investment. In addition, our in-depth manufacturing, product and customer knowledge has enabled us to develop a consistent implementation process that is followed by thousands of customers and affiliates around the world. Implementations generally take from three to twelve months, depending upon the number and type of applications purchased and the complexity of the customer’s business.

The reliability and ease of user customization of our products, combined with our quality assurance and technical support, minimize our customers’ need to maintain large information technology staffs. In addition, subsequent releases of our software products are designed to preserve our customers’ existing investments in technology with minimal disruption to their businesses. These factors enable us to provide the low total cost of ownership and high return on investment our customers demand.

With a proven network of affiliates, as well as several call centers around the world, our customers can reach us anytime to ask questions, get tips, or find solutions to problems. Our “No Wait Response” and Knowledge Center solutions provide customers online access to a knowledge base of thousands of tips, common questions and answers. We use a customer management system to continually measure our performance, responsiveness, and effectiveness and drive customer satisfaction.

The MAPICS Strategy

MAPICS’ primary objective is to increase our share of our target market by adding new customers, increasing sales to our existing customer base, and managing customer retention. To achieve this objective, we continually re-evaluate our overall go-to-market strategy as we adapt to the changing needs of our customers. Where we were once focused on products and technologies, we are now focused on providing comprehensive solutions that deliver value for our customers. Our proposed acquisition of Frontstep will create one of the largest providers of ERP, CRM, and SCM applications that is committed exclusively to solving the unique challenges of discrete and batch-process manufacturers. As a result of the transaction, both MAPICS and Frontstep customers will be served by a much larger manufacturing-focused global company that can leverage a larger combined customer base with complementary offerings and new sales channels.

We believe our success is attributable to our strategy to focus on delivering value-based solutions exclusively to the manufacturing industry. Key elements of our strategy are:

Focus On Business Problems and Specific Manufacturing Verticals

The majority of MAPICS customers are general manufacturers, and in 2002 we increased our focus on three specific vertical segments within the discrete manufacturing market: industrial equipment manufacturers, automotive/transportation manufacturers, and high-tech electronics manufacturers.

We have continued to invest in functionality, technology, and consulting expertise within our solutions to improve the ability of our customers to operate on a world-class level. We define world-class manufacturers as those who score in the top 25% of their peers on critical operational and financial measurements.

Market Value-Based Solutions Comprising Software and Services

MAPICS solutions are made up of both software and consulting services. In 2002, we developed a system of best-practices products and services designed to create value for customers. These solutions will be marketed throughout our channel and by our professional services organization to help our customers maximize the value of their MAPICS solution and achieve world-class manufacturing metrics.

Expand and Strengthen Our Sales Channel

The MAPICS sales channel consists of affiliate employees and MAPICS direct representatives worldwide. Their extensive knowledge of manufacturing and their local focus allow them to discuss, understand, and solve the business problems of our customers via MAPICS value-added solutions. Moreover, our sales channel continually provides focused feedback to MAPICS regarding customer requirements, industry trends, and competitive products. This feedback enables us to anticipate and respond to the future needs of our customers and to incorporate these needs into our solution development efforts.

We continue to enhance our sales channel by strengthening our existing affiliate base and enhancing our direct sales organization to capitalize on strategic opportunities. We are also increasing our worldwide channel capacity through new ventures, alliances, and other programs to enter new or under-penetrated territories. In addition, we will continue to assist our sales channel via on-line training and remote learning opportunities. These programs are intended to improve our sales channels’ ability to successfully compete for new accounts and to expand our presence within our customer base.

We also intend to expand our direct sales force to lead multi-site selling opportunities and service specific strategic accounts and solutions. We believe that the number of these multi-site and strategic opportunities should increase over time due to our customers’ acquisition and expansion activities and the increased numbers of collaborative solutions we have available.

Leverage Our Supply Chain, Collaborative Commerce, and other Strategic Extension Solutions

MAPICS understands the needs of manufacturers, and we have developed our supply chain management solutions to provide the tools that manufacturers need to achieve peak performance. In addition, our collaborative commerce applications link elements of the manufacturing infrastructure to ensure the effective flow of information from supplier to manufacturer to customer in a fully web-enabled fashion.

These strategic extension solutions are available to our ERP foundation customers as well as to customers who use other ERP solutions. We will continue to develop these types of strategic solutions to provide added value for manufacturers and to attract new customers.

Enhance Functionality of Our Collaborative Solutions

We have continued our commitment to improving the value of our collaborative solutions in order to attract additional customers as well as to allow existing customers to more easily adapt to changes within their extended enterprise. We continue to focus on the extended enterprise business model and are adding new localized features to increase the value of our solutions and allow us to more effectively target geographic markets.

To support our vertical market strategy, we are developing specific functionality to address business requirements within our target vertical segments. In addition, we continually evaluate potential acquisitions of complementary technologies, products and businesses serving our target market.

Incorporate New Technologies to Expand Market Opportunity

MAPICS collaborative business solutions are built on both the IBM iSeries (using J2EE and Linux) and Microsoft Windows platforms. In fact, MAPICS is the first enterprise application provider to support the Linux environment running on the IBM iSeries platform. We selected IBM and Microsoft as our key platform partners because of their large market share.

Our strategy is to develop functionality enhancements to our ERP solutions and strategic extensions via a web services model. In order to do so, we will incorporate solutions from partners as well as technologies that we build or acquire. Among the many benefits of this strategy are:

•	existing technology investments are leveraged via the development of solutions common to both the IBM and Microsoft platforms;

•	both MAPICS and our customers can respond quickly to changing business conditions;

•	implementations can be significantly easier; and

•	customers can add MAPICS solutions to meet specific business demands as needed.

Pursue Strategic Alliances

In order to address the rapidly changing needs of the manufacturing industry, MAPICS often forms strategic development or marketing alliances with third parties, which we refer to as solution partners. These partnerships allow us to deliver best of breed offerings that integrate with MAPICS solutions.

Two of our more significant strategic relationships are with IBM and Microsoft. In 2002, we entered into a strategic alliance agreement with IBM under which MAPICS and IBM will jointly market solutions for mid-market manufacturers in the electronics, automotive, industrial and heavy equipment industries. MAPICS will continue to develop these types of development and marketing alliances to enhance the breadth and value of our offerings and expand our market presence.

Leverage Professional Services

MAPICS Professional Services, working with the services operations of our affiliate partners, provides consulting services to manufacturing companies across the globe. This organization helps manufacturers meet their business goals and objectives by ensuring successful integration of software and systems as well as by providing consulting services in business process management and reengineering.

MAPICS Collaborative Business Solutions

ERP Solutions

MAPICS ERP for iSeries.    Our iSeries based solutions offers multiple components, yet provides a simplified implementation process. Integrated applications enable single-site, multi-site and multi-national manufacturers to expand production and increase revenue. MAPICS ERP for iSeries leverages J2EE and with web-enabled functionality delivers solutions for growing manufacturing organizations and offers an architecture that gives customers the flexibility to expand as their business evolves. This solution works with the IBM eServer iSeries (formerly the AS/400) platform, a popular platform with manufacturers in our target market.

MAPICS ERP for Extended Systems.    Our extended systems solution runs on multiple platforms and allows manufacturers to extend their reach globally, using a single unified solution to manage multiple sites, outsourced operations, and partners. MAPICS ERP for Extended Systems offers easy web-enablement via proven thin-client, appliance-independent connection to the Internet. In addition, this solution addresses the security, data integrity and real-time information delivery needs that new e-business transaction models require. MAPICS ERP for Extended Systems operates on the Microsoft Windows platform and Oracle database.

Complex Order Management

MAPICS Advanced Product Configurator.    One of the major trends in manufacturing today is mass customization, in which customers require that products be manufactured to their own unique specifications. This trend creates new challenges for manufacturers, which must meet these demands while continuing to operate profitably. MAPICS’ Advanced Product Configurator helps manufacturers overcome this challenge by letting non-technical product specialists automate an entire product offering. Because MAPICS’ Advances Product Configurator can be used over the Internet, it allows manufacturers to integrate mass customization strategies throughout their entire value chain.

Supply Chain Management

MAPICS Supply Chain Management Solution.    This constraints-based solution helps companies maximize their supply chain capacity, eliminate downtime, and improve operating efficiencies. It analyzes plant operations, pinpoints constraints, and optimizes manufacturing processes. Web-enabled supplier and customer collaboration components help manufacturers give their suppliers and customers what they need, when they need it—including the ability to respond to higher priority customers first. Robust supply chain planning functionality helps manufacturers better handle the demands of multi-plant, multi-national manufacturing. Our supply chain management solution improves customer service by allowing customers to perform their own capable-to-promise and what-if scenarios via the Internet allowing them to delay or expedite orders. It also provides better sales and operational planning by creating consensus forecasts using channel intelligence to help plan production and ensure forecasts are met. MAPICS Supply Chain Management Solution enables companies to recognize interdependencies among elements of the manufacturing process and helps them devise simple solutions for very complex problems.

Collaborative Applications

MAPICS Portal.    The MAPICS Portal is an enterprise relationship portal solution that allows manufacturers to create a seamless virtual business community including their entire value chain. Our customers are currently using the MAPICS Portal to share manufacturing data such as inventory levels, bills of material, reorder information, engineering documents, and production line activity with members of their value chain. This year we delivered new portal applications that dramatically streamline a manufacturer’s business processes. These applications enable manufacturers and their suppliers to collaborate real time on information directly from the ERP backbone for purchase order planning, acceptance, and supplier management.

MAPICS Buyer-Supplier Role Portal.    The MAPICS Buyer-Supplier Role Portal lets manufacturers manage communication and the progress of their purchase orders via the Internet. It automates the buying process and gives suppliers real time visibility to the order process at any time, any day. This real time collaboration lets both buyers and suppliers reduce excess inventory and shorten lead times.

MAPICS Commerce.    MAPICS Commerce is a web storefront that enables manufacturers to develop electronic storefronts, display product catalogs, and take orders over the Internet. Users have the capability to configure items using guided selling through the web storefront. Manufacturers can use this rules based configurator to dynamically create unique products directly from the MAPICS ERP system via the Internet.

Enterprise Asset Management

MAPICS Maintenance and Calibration Solution.    This multi-platform solution for enterprise asset management, or EAM, provides maintenance and facility management, including calibration tools for manufacturers. MAPICS Maintenance and Calibration Management Solution helps manufacturers manage enterprise assets and fully integrates with other MAPICS products. Simple implementation gives users the flexibility to set up systems that easily adapt to their individual manufacturing operations.

Financial and Business Analytics

MAPICS Analytics.    This web-enabled business intelligence solution allows our customers to maximize the value of business data by quickly, easily, and accurately revealing trends to help manufacturers make better business decisions. It also improves partnering throughout the value chain by providing a cost-effective means to securely share information outside the manufacturing enterprise. Additionally, it allows manufacturers to easily measure and monitor performance to implement balanced scorecard/business performance measurements for a single plant or across the entire enterprise. MAPICS also delivers international financial applications including accounts payable, accounts receivable, and general ledger offerings which operate with these and other analytical solutions.

Product Development

Our product development efforts are focused on expanding the breadth and depth of our product functionality by incorporating new technologies while maintaining product reliability. In 2002, we implemented a product life cycle management methodology designed to focus on meeting the needs of the customer, supporting MAPICS objectives, and measuring our progress and improvement at all times during the development process. This methodology is a critical component of MAPICS’ ability to continue delivering new and effective functionality and technologies to our customers.

MAPICS is focused on developing collaborative solutions that are platform independent and enable manufacturers to serve their customers better, while improving overall operational efficiency. To that end, MAPICS is a member of the Web Services Interoperability Organization (WS-I), a web standards organization, founded by our two principal platform partners, IBM and Microsoft. Our participation in defining these standards helps ensure that our solutions can operate with both IBM and Microsoft platforms.

We continue to enhance our ERP for iSeries solution, adding significant customization functions, navigation, and personalization features that are popular in today’s applications. Users can access their data from anywhere in the world via a web browser, providing flexibility throughout the value chain. Additional enhancements also enable the use of items such as PDAs and cell phones to access the data.

We continue to evolve our ERP for Extended Systems solution to an Internet-based collaborative system based on the Microsoft.Net technology, and we are further expanding our MAPICS Portal applications and customer centric commerce applications

Customers

MAPICS has licensed its solutions for use in thousands of manufacturing locations throughout the world. The majority of our customers are discrete manufacturing establishments with annual sales between $20 million and $1 billion, consisting of independent companies as well as divisions, sites, and subsidiaries of larger companies. We also sell additional applications and upgrades to our existing customers. It is also our strategy to leverage our installed customer base to provide positive references to secure new customers.

Our base of customers includes the following enterprises:

Anaren Microwave, Inc.	IKO Industries
AP Technoglass Company	Kerry Ingredients U.K. Ltd.
Ashley Furniture Industries, Inc.	MAG Instruments, Inc.
Bayer Corporation	Michigan Bulb Company Inc., Ltd.
Bostik, Inc.	Pall Corporation
Bristol-Myers Squibb Company	Peg Perego Pines USA, Inc.
Dialight Corporation	Powerex Inc.
Dirona SP	Shiseido Cosmetics (America) Ltd.
Dukane Corporation	Sub-Zero Freezer Co., Inc.
Eaton Controls PTY, Ltd.	Sylvania Lighting International B.V.
Emerson Electric Co.	GENLYTE
Freightliner, Inc.	Trans-matic Manufacturing, Inc.
General Electric Co., P.L.C.	Volvo Corp.
Giddings and Lewis, Inc.	Weber Aircraft
Glaxo SmithKline	Weber-Stephen Products Co.
Goodyear Tire & Rubber Co.	Westinghouse Electric Corporation
Hartzell Propeller, Inc.	Xanoptics
Honda Motor Co., Ltd.	YORK International Corporation

None of our customers accounted for more than 5% of our total revenues in the fiscal year ended September 30, 2002.

Marketing and Sales

MAPICS delivers collaborative business solutions comprising both software applications and consulting services. These solutions create value by providing a quick return on investment and improving bottom line financial results for our customers. Our solutions also allow manufacturers to make the most of their existing technology investments while taking advantage of new technologies at a pace that best fits their needs.

Marketing initiatives are designed to showcase how our solutions help manufacturers in the industrial equipment, automotive/transportation, and high tech electronics industries achieve world-class performance in operational efficiency, customer satisfaction, and market share gains. We plan to continue to identify additional target segments within the manufacturing industry, and our marketing programs and activities are designed to integrate together to support this verticalization strategy.

We sell our solutions through a network of independent local affiliates who deliver our solutions in more than 70 countries throughout North America, Europe, the Middle East and Africa, or EMEA, and Latin America and Asia Pacific, or LAAP. The use of affiliates gives us significant market access and allows our customers to receive localized and personalized sales, consulting, implementation and other services. In addition, affiliates typically have extensive knowledge of the manufacturing industries in their geographic regions and develop long-standing relationships with our customers. Moreover, the affiliate channel continually provides focused feedback regarding customer requirements, industry trends, and competitive products, enabling us to anticipate and respond to the future product needs of our customers and to incorporate these needs into our product development efforts. Due to the success of our affiliate program, MAPICS sales management continues to encourage our affiliates to grow or consolidate into larger organizations and to further develop their sales skills. We will continue to expand and strengthen our affiliate network, as well as take advantage of opportunities to capitalize on our direct sales organization as well. We believe that the flexibility of multiple sales channels is critical to our success as our customer base continues to grow in sophistication and demands increasing levels of service and support.

For information regarding the amount of revenue, income (loss) from operations, long-lived assets and other financial data relating to each of our geographic areas, see note 16 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Product Licensing Agreements

We license our software products under a license agreement typically executed directly with the customer. The license agreements restrict use of the software to specified purposes.

We currently offer software products under an annual renewal term license or a perpetual license depending on the type of product purchased. Under our annual renewal term license, the customer pays an initial license fee and an annual license fee for the right to use the software over the initial agreement period, which is typically twelve months. Our customers may renew the license annually by paying the annual license fee. Alternatively, through a perpetual license agreement, our customer pays an initial license fee for the right to use the software perpetually.

Customer Support and Professional Services

We believe that our worldwide, integrated customer support and professional services operation is essential to achieving rapid product implementation, which in turn is essential to long-term customer satisfaction. Accordingly, we are committed to maintaining a high-quality, knowledgeable affiliate channel supported by our internal service and support staff.

With a proven network of affiliates, as well as several call centers around the world, our customers can reach us anytime to ask questions, get tips, or find solutions to problems. We use a customer management system to continually measure our performance to ensure complete customer satisfaction, responsiveness and effectiveness.

Our customer support and professional services activities can be grouped into two key areas:

Customer Support

MAPICS maintains a central call management response and assistance program for customers. Our support centers use a standardized call management system to log calls, track problems or inquiries, identify qualified support personnel to assist customers, follow the inquiry through to a successful resolution and measure support performance. Outside North America, we provide similar support services to our customers in conjunction with our affiliates. We also provide tools that enable customers to directly access our knowledge database and quickly locate answers to operational issues on their own.

For customers operating under our annual renewal term licenses, the payment of the annual license fee also provides the customer with annual software support services. Customers operating under our perpetual licenses are entitled to annual software support services by paying an annual support fee. The support services under both licenses entitle the customer to receive minor enhancements to the products developed during the year, bug fixes and technical assistance.

MAPICS Call Centers.    MAPICS provides global customer support services through regional call centers located in Alpharetta, Georgia (USA), ‘s-Hertogenbosch (The Netherlands), Kuala Lumpur (Malaysia), Guangzhou (China), Tokyo (Japan) and Melbourne (Australia).

MAPICS E:Info Support Site.    MAPICS offers an electronic support website that allows customers to find information and immediate answers to their MAPICS questions 24 hours a day, seven days a week. Customers can search knowledge bases, order software updates, and download the latest fixes.

E:mail Service.    This support service sends periodic email messages to customers regarding the latest product and support information they have requested. The information is customized to their unique user profile and covers a broad area of MAPICS related information consisting of early warnings of known issues, how-to’s and important tips and techniques.

No Wait Response System.    MAPICS’ easy-to-use “No Wait Response” system gives customers access to the same extensive knowledge base of information that is used by our internal support representatives and includes thousands of tips, questions and answers, and other problem-solutions.

My Support.    The MAPICS “My Support” site allows customers to review the support activity for their account, log and/or update an incident, request license keys, and setup customized user profiles for the information they want to receive from MAPICS.

Implementation and Business Process Consulting Services

MAPICS’ independent affiliates typically provide on-site implementation-consulting services to assist customers in the installation and use of our products. These implementation services are contracted between the affiliate and the customer. Fees for these services are billed by the affiliate to the customer. Revenue for these services are recorded by the affiliate. In order to help our affiliates improve and maintain their skills, we provide certification programs, educational materials and ongoing instruction on MAPICS’ solutions. We also provide project management support services to assist affiliates in managing multi-site and multi-territory implementation efforts and to supplement their expertise in new application areas, which is billed and recorded by MAPICS.

In addition, MAPICS Professional Services provides global consulting and implementation support that enhances and supplements the services provided by our affiliates, particularly in new or complicated application areas. MAPICS Professional Services assures that world-class manufacturers meet their business goals and objectives by successfully deploying business solutions using MAPICS’ expertise and products. Our certification program ensures the quality of the support that our customers receive is consistent, no matter where they are located.

MAPICS Professional Services assist manufacturers in reviewing business processes rather than department functions. Those processes are then structured around serving both internal and external customers. We also ensure that customers implement MAPICS product functionality that satisfies their individual manufacturing goals and objectives, and help customers then put these solutions to practical use.

Among the many services provided by MAPICS Professional Services are:

•	performance enhancement services to help customers with reengineering, cost-based programs and productivity enhancements;

•	business advisory services to help customers build short- and long-term operational strategies;

•	manufacturing consulting services to help with real-life shop floor problems such as process flow, inventory methods, and the application of advanced planning techniques; and

•	facilitation services to provide functional use assessments and project planning as well as implementation assistance and consulting.

In delivering these services, MAPICS Professional Services uses a combination of MAPICS employees and resources of our affiliates. When projects require the use of affiliate resources, we will execute a subcontract agreement with the affiliate that outlines the scope of work required and the related costs. On all projects managed by MAPICS Professional Services, we retain (i) the primary responsibility with the customer for timely performance and delivery of agreed upon deliverables, (ii) credit risk on the collection of the billings for the services performed and (iii) any post-implementation warranties or support. As a result, we record all of the revenue for the services performed and classify it as services revenue in the statement of operations. Costs for the services provided by the affiliates are classified in cost of service.

Proprietary Rights and Technology

MAPICS currently offers manufacturing solutions based on both IBM (J2EE and Linux) and Microsoft platforms. We selected IBM and Microsoft as our key platform partners because of their large market share and leadership in web services technology. Our strategy comprises the development of continued functionality enhancements to our ERP solutions and strategic extensions via a web services model. In order to do so, we incorporate solutions from partners, as well as technologies that we build or acquire.

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

Competition

The market for manufacturing solutions software is highly competitive and changes rapidly. We target our solutions primarily at the market for business applications software for discrete manufacturers, with a special focus on industrial equipment manufacturers, automotive/transportation manufacturers, and electronics manufacturers. We primarily compete with a large number of independent software vendors that serve these same markets, although we also compete with vendors of specialized applications. We believe that manufacturers are looking to partner with solution providers that offer “one stop shop” partnering, are focused on and have proven expertise in manufacturing, provide low total cost of ownership solutions, are financially viable, and can leverage their current information technology infrastructure to ensure rapid implementation and return on investment. We believe that our ability to meet all of these requirements differentiates us from the competition.

Employees

As of December 3, 2002, we employed 450 persons, of whom 266 were employed in product development and support, 102 in sales and marketing and 82 in management and administration. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Item 2.    Properties.

Our principal administrative, marketing, product development and support facilities are located in Alpharetta, Georgia, a suburb of Atlanta, where we lease approximately 120,000 square feet under a lease that expires in 2007. Approximately 26,000 square feet of the facility in Alpharetta is currently sub-leased to a third party. We also lease approximately 26,000 square feet for regional sales, development, and support locations in North America, EMEA, and LAAP.

Item 3.    Legal Proceedings.

From time to time, we are involved in legal proceedings incidental to the conduct of our business. The outcome of these claims cannot be predicted with certainty. We do not believe that the legal matters to which we are currently a party are likely to have a material adverse effect on our results of operation or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during our fourth fiscal quarter ended September 30, 2002.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

Common Stock Price

The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for each quarter of our last two fiscal years ended September 30, 2002.

	High	Low
Fiscal 2001:
First Quarter	$7.63	$3.75
Second Quarter	9.13	4.00
Third Quarter	6.35	2.85
Fourth Quarter	7.77	5.00

Fiscal 2002:
First Quarter	$6.80	$5.07
Second Quarter	7.82	5.87
Third Quarter	8.25	5.21
Fourth Quarter	6.39	4.00

Holders

As of December 3, 2002, there were 484 holders of record of our common stock, and we estimate that there were approximately 3,100 beneficial owners of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund future development and growth, the operation of our business, and the repayment of any amounts outstanding under our revolving credit facility. Additionally, covenants in our revolving credit facility limit the payment of cash dividends. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 9 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Item 6.    Selected Financial Data.

The tables on the following pages present selected statement of operations and balance sheet data for the fiscal years ended and as of September 30, 1998, 1999, 2000, 2001, and 2002. We have derived the selected financial data for those periods and as of those dates from our financial statements. You should read this selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Year Ended September 30,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
License(3)	$79,189	$71,195	$40,986	$47,675	$40,207
Services	50,552	63,523	77,690	90,476	88,092

Total revenue	129,741	134,718	118,676	138,151	128,299

Operating expenses:
Cost of license revenue	13,108	13,689	12,438	16,437	14,647
Cost of services revenue	14,873	19,012	31,176	35,427	32,436
Selling and marketing	48,111	51,601	41,293	41,563	35,092
Product development	15,073	18,083	16,375	17,277	15,331
General and administrative	8,884	12,673	17,427	14,635	12,447
Amortization of goodwill	—	—	6,959	35,121	—
Acquisition costs	—	—	12,958	(1,981)	(1,000)
Restructuring costs	—	—	2,125	—	4,707

Total operating expenses	100,049	115,058	140,751	158,479	113,660

Income (loss) from operations	29,692	19,660	(22,075)	(20,328)	14,639
Interest income (expense), net	760	1,801	(1,885)	(2,099)	(600)

Income (loss) before income tax expense (benefit) and extraordinary item	30,452	21,461	(23,960)	(22,427)	14,039
Income tax expense (benefit)	11,724	8,262	(6,239)	4,533	(20)

Income (loss) before extraordinary item	18,728	13,199	(17,721)	(26,960)	14,059
Loss on early extinguishments of debt, net of income tax benefit	—	—	—	—	(318)

Net income (loss)	$18,728	$13,199	$(17,721)	$(26,960)	$13,741

Net income (loss) per common share (basic):
Income (loss) before extraordinary item	$1.01	$0.70	$(0.99)	$(1.48)	$0.77
Loss on early extinguishments of debt, net of income tax benefit	—	—	—	—	(0.02)

Net income (loss)	$1.01	$0.70	$(0.99)	$(1.48)	$0.75

Net income (loss) per common share (diluted):
Income (loss) before extraordinary item	$0.81	$0.62	$(0.99)	$(1.48)	$0.69
Loss on early extinguishments of debt, net of income tax benefit	—	—	—	—	(0.02)

Net income (loss)	$0.81	$0.62	$(0.99)	$(1.48)	$0.67

Weighted average number of common shares outstanding (basic)	18,579	18,943	17,896	18,223	18,355

Weighted average number of common shares and common share equivalents outstanding (diluted)	23,100	21,444	17,896	18,223	20,520

	As of September 30,
	1998	1999	2000	2001	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$33,442	$21,351	$12,175	$18,077	$23,661
Working capital (deficit)	12,282	6,487	(34,455)	(30,232)	(17,368)
Total assets(1)	110,042	95,394	156,931	115,153	108,110
Long-term liabilities	—	155	21,245	6,145	3,563
Shareholders’ equity(2)	46,941	38,259	26,392	243	14,960

(1)
Total assets as of September 30, 2000 increased from September 30, 1999, primarily as a result of two acquisitions. Total assets as of September 30, 2000 included $42.7 million in goodwill and intangible assets that were a result of the acquisitions. As of September 30, 2001, total assets decreased by $26.0 million relating to an impairment loss on the goodwill and intangible assets from the acquisitions in fiscal 2000.

(2)
Shareholders’ equity amounts as of September 30, 1998, 1999, 2000, 2001, and 2002 are reduced by the cost of treasury stock of $1.3 million, $22.4 million, $17.1 million, $15.4 million, and $15.2 million.

(3)
Effective June 2000, we applied AICPA Technical Practice Aid (“TPA”) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.” As a result, we began deferring initial license revenue from our time-based licenses and amortizing it over the term of the agreement, which is generally a 12 month period.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data”, The following discussion and analysis contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed below in “—Factors Affecting Future Performance” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “Item 1. Business.”

The terms “fiscal 2000,” “fiscal 2001,” and “fiscal 2002” refer to our fiscal years ended September 30, 2000, 2001, and 2002. The term “fiscal 2003” refers to our fiscal year ending September 30, 2003.

Overview

We are a global developer of extended enterprise applications that principally focuses on manufacturing establishments in discrete and batch-process industries. Our solutions enable manufacturers around the world to compete better by streamlining their business processes, maximizing their organizational resources, and extending their enterprises beyond the four walls of their factory for secure collaboration with their value chain partners.

We acquired Pivotpoint, Inc. on January 12, 2000 for $48.0 million in cash. This acquisition enabled us to immediately expand our manufacturing solutions across additional platforms. Our flagship solutions now include two enterprise resource planning foundations that streamline business processes for manufacturing, customer service, engineering, supply chain planning and financial reporting. The solutions support international and multi-site operations on a variety of platforms, including the IBM eServer iSeries, Windows NT, UNIX and Linux. We also offer supply chain management, collaborative commerce and enterprise asset management systems and functionality designed to enable companies to link members of their supply chain to send and receive valuable real-time information to improve business decision-making at all levels.

We generate a significant portion of our total revenue from licensing software, which is conducted principally through our global network of independent affiliates. The affiliates provide the principal channel through which we license our software. However, the ultimate customer typically executes a license agreement directly with us rather than the affiliate. We currently offer software products under an annual renewable term license or a perpetual license depending on the type of product purchased. Under our annual renewable term license, the customer pays an initial license fee and an annual license fee for the right to use the software over the initial license period, typically twelve months. Our customers may renew the license for additional one-year periods upon payment of the annual license fee in subsequent years. The annual renewable term license agreements are executed in most cases with the purchase of our IBM iSeries platform products. Under a perpetual license, our customer pays an initial license fee for the ongoing right to use the software.

When we first license an iSeries product, we receive both an initial license fee and an annual license fee. In accordance with TPA 5100.53, we recognize the initial license fee as license revenue ratably over the initial license period, which is generally twelve months. In addition, customers must pay an annual license fee, which entitles the customer to continuing use of the software and customer support services as available. We record these annual license fees as services revenue and recognize this revenue ratably over twelve months. If a customer does not pay its annual license fee the following year, it is no longer entitled to use our software and we may terminate the agreement. We believe this licensing arrangement provides a source of recurring revenue from our installed base of iSeries customers. Additional software products or applications are not included as part of the annual license fee and are available for an additional initial and annual license fee.

With regard to our ERP for Extended Systems, we generally license them on a perpetual basis. Customers must pay an initial license fee and an annual support fee in the first year. We record initial license fees for perpetual licenses as license revenue and typically recognize them upon delivery of the software to the ultimate customer, provided collection is probable. The annual support fee entitles the customer to receive annual support services, as available. We record these fees as services revenue and recognize this revenue ratably over the term of the periodic agreement.

For the fiscal years ended September 30, 2000 and September 30, 2001, we have presented amortization of goodwill related to two acquisitions in fiscal 2000 in a separate line item in the statement of operations. We have included amortization of acquired technology and other intangible assets in cost of license revenue in all periods presented. As further explained under “Recently Issued or Adopted Accounting Pronouncements” below, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” as of October 1, 2001, and consequently we did not record amortization of goodwill for the fiscal year ended September 30, 2002.

On January 15, 2002, we announced a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. We believe the relationship will increase our flexibility by allowing us to staff projects with qualified resources as project needs demand, decrease the cost of meeting our development and support goals, and maintain the high standards of quality and services that we currently provide. The implementation of this strategy resulted in a planned reduction of our worldwide workforce of approximately 12%. As of June 30, 2002, we had completed the planned reduction of our worldwide workforce. See “Item 7. Restructuring” for a discussion of the restructuring charge related to this workforce reduction. The development partner we chose is a large, international firm with experience in working with software companies. However, managing software development projects remotely can be difficult and may result in delays or cost overruns, and we may be exposed to greater operational, international, political and economic risks under the offshore agreement.

Results of Operations

The following table presents our statements of operations data as a percentage of total revenue for the fiscal years ended September 30, 2000, 2001, and 2002.

	Years Ended September 30,
	2000	2001	2002
Revenue:
License	34.5%	34.5%	31.3%
Services	65.5	65.5	68.7

Total revenue	100.0	100.0	100.0

Operating expenses:
Cost of license revenue	10.5	11.9	11.4
Cost of services revenue	26.3	25.6	25.3
Selling and marketing	34.8	30.1	27.4
Product development	13.8	12.5	11.9
General and administrative	14.7	10.6	9.7
Amortization of goodwill	5.9	25.4	—
Acquisition costs	10.9	(1.4)	(0.8)
Restructuring costs	1.8	—	3.7

Total operating expenses	118.7	114.7	88.6

Income (loss) from operations	(18.7)	(14.7)	11.4
Interest income	0.9	0.6	0.4
Interest expense	(2.5)	(2.1)	(0.9)

Income (loss) before income tax expense (benefit) and extraordinary item	(20.3)	(16.2)	10.9
Income tax expense (benefit)	(5.3)	3.3	—

Income (loss) before extraordinary item	(15.0)	(19.5)	10.9

Loss on debt extinguishments	0.0	0.0	(0.2)

Net income (loss)	(15.0)%	(19.5)%	10.7%

Summary.    For fiscal 2002, we recorded net income of $13.7 million or $0.67 per common share (diluted), an increase from a net loss of $27.0 million or $1.48 per common share (diluted) in fiscal 2001 and a net loss of $17.7 million or $0.99 per common share (diluted) in fiscal 2000. Total revenue decreased $9.9 million or 7.1% from fiscal 2001 to fiscal 2002. Total revenue increased $19.5 million or 16.4% from fiscal 2000 to fiscal 2001. Operating expenses including amortization of goodwill, acquisition costs, restructuring costs and other special items decreased $44.8 million or 28.3% from fiscal 2001 to fiscal 2002. Operating expenses including amortization of goodwill, acquisition costs, restructuring costs and other special items increased $17.7 million or 12.6% from fiscal 2000 to fiscal 2001.

Our fiscal 2000 results included $18.2 million in acquisition costs, restructuring costs and other special items, the majority of which relate to our acquisition of Pivotpoint during fiscal 2000. Our fiscal 2001 results included a benefit of $170,000 in acquisition costs, restructuring costs, and other special items. We recorded a restructuring charge of $4.7 million during the year ended September 30, 2002. The restructuring charge included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel. The following table details the classification of these costs within our statement of operations for fiscal 2000, fiscal 2001, and fiscal 2002.

	Cost of License Revenue	General and Administrative Expenses	Acquisition Costs	Restructuring Costs	Total
	(in thousands)
Year Ended September 30, 2000:
Write-off of capitalized software costs and in process research and development costs	$327	$—	$7,592	$—	$7,919
Write-off of prepaid royalties	—	—	4,116	—	4,116
Costs for termination of technology distribution agreements	—	2,290	919	—	3,209
Special compensation	—	500	—	—	500
Severance and personnel related costs	—	—	—	1,153	1,153
Costs of abandonment of excess office space	—	—	—	972	972
Other assets	—	—	331	—	331

Total	$327	$2,790	$12,958	$2,125	$18,200

Year Ended September 30, 2001:
Settlement of third party royalty agreement	$—	$—	$(1,981)	$—	$(1,981)
Write-off of software development costs and intangible assets	1,811	—	—	—	1,811

Total	$1,811	$—	$(1,981)	$—	$(170)

Year Ended September 30, 2002:
Reverse costs for termination of technology distribution agreements	$—	$(2,290)	$—	$—	$(2,290)
Settlement of pre-acquisition contingency	—	—	(1,000)	—	(1,000)
Severance and personnel costs	—	—	—	1,026	1,026
Costs of abandonment of excess office space	—	—	—	3,681	3,681

Total	$—	$(2,290)	$(1,000)	$4,707	$1,417

Revenue.    We generate a significant portion of our total revenue from licensing software, which is conducted principally through our global network of independent affiliates. The affiliates provide the principal channel through which we license our software. However, the ultimate customer typically executes a license agreement directly with us rather than the affiliate. We currently offer software products under an annual renewable term license or a perpetual license depending on the type of product purchased. Under our annual renewable term license, the customer pays an initial license fee and an annual license fee for the right to use the software over the initial license period, typically twelve months. Our customers may renew the license for an additional one-year period upon payment of the annual license fee in subsequent years. The annual renewable term license agreements are executed in most cases with the purchase of our IBM iSeries platform products. Under a perpetual license, our customer pays an initial license fee for the ongoing right to use the software.

When we first license our iSeries product line, we receive both an initial license fee and an annual license fee. We recognize the initial license fee as license revenue ratably over the initial license period, which is generally twelve months. In addition, customers must pay an annual license fee, which entitles the customer to continuing use of the software and customer support services as available. We record these annual license fees as services revenue and recognize this revenue ratably over twelve months. If a customer does not pay its annual license fee the following year, it is no longer entitled to use our software and we may terminate the agreement. We believe this licensing arrangement provides a source of recurring revenue from our installed base of iSeries customers and enables our customers to take advantage of new releases and enhancements of our software. Additional software products or applications are not included as part of the annual license fee and are available for an additional initial and annual license fee.

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

Under the terms of our license agreements, our customers are responsible for installation and training. In most instances, the affiliates provide our customers with the consulting and implementation services relating to our products. During fiscal 2000, we began to provide professional consulting and implementation services to our customers. The professional services that we provide are not essential to the functionality of our delivered products. We provide our professional services under services agreements, and we charge for them separately under time and materials arrangements or, in some circumstances, under fixed price arrangements. We recognize revenues from time and materials arrangements as the services are performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable, and collection is probable. Under a fixed price arrangement, we recognize revenue on the basis of the estimated percentage of completion of service provided. We recognize changes in estimates in the period in which they are determined. We recognize provisions for losses, if any, in the period in which they first become probable and reasonably estimable.

We also offer educational courses and training materials to our customers and affiliates. These consulting and implementation services and educational courses are included in services revenue, and revenue is recognized when services are provided.

License revenue decreased $7.5 million or 15.7% from $47.7 million in fiscal 2001 to $40.2 million in fiscal 2002. The decrease was primarily due to $5.5 million less license revenue recognized under our time-based licenses resulting from decreased time-based license volume from the prior year. Additionally, products licensed on a perpetual basis declined $2.0 million from the prior year. In fiscal 2002, we recognized approximately $21.3 million of license revenue that we had deferred from license contracts signed in fiscal 2001, while in fiscal 2001 we recognized approximately $21.7 million of license revenue that we had deferred from the prior year. The recognition of this $21.7 million of deferred license revenue in fiscal 2001 was the principal reason that license revenue increased $6.7 million or 16.3% from $41.0 million in fiscal 2000 to $47.7 million in fiscal 2001.

During fiscal 2002 and the majority of fiscal 2001, we experienced worldwide hesitancy by customers and prospects to commit to new investments, a slowdown in the growth of the market for enterprise applications and a general slowdown in the global economy, particularly in the manufacturing sector we serve. Furthermore, we experienced sales issues associated with the attacks of September 11, 2001 and the events that followed that delayed numerous transactions, some indefinitely. As a result, the amounts of license revenue deferred in fiscal 2001 and fiscal 2002 that we will recognize in future periods are lower than the amounts that we would have deferred had we applied TPA 5100.53 for the full year in fiscal 2000.

Services revenue decreased $2.4 million or 2.6% from fiscal 2001 to fiscal 2002. The decrease was primarily due to lower consulting services revenue as a result of the continued weakness in demand for these services resulting from lower license volume as compared to fiscal 2001. Services revenue increased $12.8 million or 16.5% from fiscal 2000 to fiscal 2001 as a result of raising our rates related to some products, the addition of a full year of Pivotpoint customers, and an increase in professional consulting services.

From fiscal 2001 to fiscal 2002, we experienced a shift in our mix of revenue primarily as a result of changes in the mix of our license revenue resulting from products acquired in our acquisition of Pivotpoint, a decrease in license revenue as a percentage of total revenue, and expansion of our professional services business. Services revenue as a percentage of total revenue has increased from 65.5% in fiscal 2000 and fiscal 2001 to 68.7% in fiscal 2002. As we continue to expand our professional services business and our license revenue decreases as a percentage of total revenue, we expect that services revenue will continue to be an increasing percentage of our total revenue.

Our operations are conducted principally in 1) North America, 2) EMEA, and 3) LAAP. The following table shows the percentage of license, services, and total revenue contributed by each of our primary geographic markets:

	Years Ended September 30,
	2000	2001	2002
North America
License revenue	74.8%	73.8%	67.1%
Services revenue	76.1	79.2	79.9%
Total revenue	75.8	77.4	75.9%
EMEA
License revenue	17.9	17.7	22.1%
Services revenue	17.5	15.9	14.8%
Total revenue	17.6	16.6	17.1%
LAAP
License revenue	7.3	8.5	10.8%
Services revenue	6.4	4.9	5.3%
Total revenue	6.6	6.0	7.0%
MAPICS, Inc.
License revenue	100.0	100.0	100.0
Services revenue	100.0	100.0	100.0
Total revenue	100.0%	100.0%	100.0%

Additional information about our operations in these geographical areas is presented in note 16 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Cost of License Revenue.    Cost of license revenue consists primarily of royalties that we pay to solution partners for products or technology we license, amortization of computer software costs, amortization of intangibles related to the Pivotpoint acquisition, and amortization of other intangible assets. We license from our solution partners complementary software products or technology that have been integrated into and sold with our product line. Generally, when we license a solution partner product to a customer, we pay a royalty to the solution partner and record the royalty expense in the period in which the license revenue is recognized. As a result, a significant portion of our cost of license revenue varies in direct relation to recognized license revenue based on the mix of internally developed and solution partner-developed products during a period. Through our solution partner arrangements, we have been able to enhance the functionality of our existing products and introduce new products utilizing this variable cost approach to expand our product offerings.

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

Cost of license revenue decreased $1.8 million or 10.9% fiscal 2001 to fiscal 2002. The decrease was primarily due to approximately $1.6 million in write-offs of capitalized software in fiscal 2001, as discussed below. Excluding the aforementioned write-off, cost of license revenue remained relatively flat as compared to fiscal 2001. Our cost of license revenue as a percentage of revenue will vary from period to period based on the mix of products licensed between internally developed products and royalty bearing products and the timing of computer software amortization.

Cost of license revenue increased 32.2% or $4.0 million from fiscal 2000 to fiscal 2001. In fiscal 2001, cost of license revenue included a write-off of $1.6 million of capitalized software development costs related to the translation of earlier versions of our software which we discontinued to market. Additionally, included in the fiscal 2001 amortization expense is the recognition of impairment as accelerated amortization of $260,000 on identifiable intangible assets related to the Pivotpoint acquisition. Additional information about our recognition of impairment is presented in note 8 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” In fiscal 2000, we recorded accelerated amortization of $327,000 on capitalized translation costs that we believed were unrecoverable through future license fees. Excluding the aforementioned write-offs, cost of license revenue increased 20.8% from fiscal 2000 to fiscal 2001.

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

Cost of services revenue decreased $3.0 million or 8.4% from fiscal 2001 to fiscal 2002. The decrease is primarily due to lower services revenue and overall cost reduction efforts. Cost of services revenue increased $4.3 million or 13.6% from fiscal 2000 to fiscal 2001. This increase is principally attributable to an increase in fees paid to solution partners to provide support services for their products and the costs associated with maintaining a larger professional services staff.

Selling and Marketing Expenses.    Selling and marketing expenses consist primarily of recognized commission fee expense to our independent affiliates, compensation of our sales and marketing personnel, and direct costs associated with selling programs and marketing campaigns. We defer sales commission fee expense on sales of time-based iSeries licenses and amortize these costs ratably with the related revenue. For perpetual licenses, we expense commissions in the period in which the license is completed and the license revenue is recorded.

Selling and marketing expenses decreased $6.5 million or 15.6% from fiscal 2001 to fiscal 2002. The decrease is primarily due to lower license revenue for the period, which resulted in lower sales commissions recognized for our affiliate channel partners and our direct sales organization. Selling and marketing expenses increased $270,000 or 0.7% from fiscal 2000 to fiscal 2001. This increase was primarily due to sales commission fees recognized in relation to the increased license revenue recognized in fiscal 2001, partially offset by a decrease in marketing program spending. We believe that affiliate commissions will fluctuate from period to period based on the level of involvement of our direct sales organization and the level of sales.

Product Development Expenses.    Product development expenses consist of product development costs and software translation costs. Product development costs consist primarily of compensation for software engineering personnel and independent contractors retained to assist with our product development efforts and costs related to our offshore information technology services partnership announced in January 2002 through which we outsource a variety of our on-going development activities. We charge all costs of establishing technological feasibility of computer software products to product development expense as they are incurred. We capitalize computer software development and translation costs from the time of establishing technological feasibility through general release of the product, and we subsequently amortize them to cost of license revenue. Software translation costs consist primarily of fees paid to consultants for translating some of our software into foreign languages.

The following table shows information about our product development expenses during the last three fiscal years:

	Years Ended September 30,			Change from Prior Year
	2000	2001	2002	2001	2002
	(dollars in thousands)
Product development costs	$19,927	$21,299	$18,038	6.9%	(15.3)%
Software translation costs	3,872	2,098	2,900	(45.8)%	38.2%

	23,799	23,397	20,938	(1.7)%	(10.5)%

Less:
Capitalized product development costs	(4,660)	(5,358)	(3,752)
Capitalized software translation costs	(2,764)	(762)	(1,855)

	(7,424)	(6,120)	(5,607)

Product development expenses	$16,375	$17,277	$15,331

As a percentage of total revenue	13.8%	12.5%	11.9%	5.5%	(11.3)%

In fiscal 2002, product development costs decreased 15.3% or $3.3 million. Our offshore information technology services partnership and associated restructuring of operations resulted in reduced product development costs and will likely reduce the amounts of software development costs periodically capitalized and subsequently amortized. In fiscal 2001, product development costs increased 6.9% or $1.4 million. The increase from fiscal 2000 was related to the added costs of our new development organizations that support the products obtained in the Pivotpoint acquisition.

Software translation costs, which decreased 45.8% from fiscal 2000 to fiscal 2001 and subsequently increased 38.2% from fiscal 2001 to fiscal 2002, are typically project related, and the timing of those expenditures is subject to change from period to period.

The amounts of product development costs capitalized in fiscal 2000, fiscal 2001, and fiscal 2002 represented 23.4%, 25.2%, and 20.8% of product development costs. The amounts of software translation costs capitalized in fiscal 2000, fiscal 2001, and fiscal 2002 represented 71.4%, 36.3%, and 64.0% of software translation costs. Capitalization rates are generally affected by the nature and timing of development activities and vary from period to period.

Overall product development expenses decreased 11.3% from $17.3 million in fiscal 2001 to $15.3 million in fiscal 2002 and increased 5.5% from $16.4 million in fiscal 2000 to $17.3 million in fiscal 2001 and, as a percentage of total revenue, decreased from 12.5% in fiscal 2001 to 11.9% in fiscal 2002 and from 13.8% in fiscal 2000 to 12.5% in fiscal 2001.

General and Administrative Expenses.    General and administrative expenses consist primarily of compensation for executive, financial, legal and administrative personnel, outside professional and service fees, facility costs, provisions for bad debts, and other items.

General and administrative expenses decreased $2.2 million or 15.0% from 2001 to fiscal 2002, primarily due to the reversal of an accrual for the termination of a technology distribution agreement.

General and administrative expenses decreased $2.8 million or 16.0% from $17.4 million in fiscal 2000 to $14.6 million in fiscal 2001. Excluding the following special costs in fiscal 2000 as discussed below, general administrative expenses remained flat from fiscal 2000 to fiscal 2001:

•
$2.3 million for the write-off of non-productive technology-related assets. These assets largely represent royalties for technology that we believe will not be recovered through future sales of the related products and

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

Amortization of Goodwill.    Goodwill amortization for fiscal 2000 and fiscal 2001 was $7.0 million and $35.1 million. We completed two acquisitions during fiscal 2000, both of which were treated as purchase business combinations for accounting purposes. Total goodwill recorded in these transactions was $46.4 million. As discussed below, we ceased amortizing goodwill at the beginning of fiscal 2002.

Throughout fiscal 2001, the U.S. economy entered a recession, as did the economies of other countries in which we operate. The continuing recession adversely affected capital expenditures and software licensing activity, particularly in the manufacturing sector of the economy, to which we sell our software and services. As a result, the revenue and profit realized for the acquisitions we made in fiscal 2000 were less than originally anticipated, and as a result, the estimated fair value of the assets acquired in fiscal 2000 declined.

Based on these circumstances, in the fourth quarter of fiscal 2001 we assessed the recoverability of our goodwill pursuant to Statement of Accounting Financial Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We reviewed the identifiable undiscounted future cash flows including the estimated residual value to be generated by the assets to be held and used by the businesses acquired in fiscal 2000 at their asset grouping level. These cash flows were below the carrying value of the assets recorded. Consequently, we recognized an impairment as accelerated amortization of $25.7 million, the amount by which the carrying value of the goodwill exceeded its estimated value using the discounted cash flow method. Additional information about our recognition of impairment is presented in Note 8 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

On October 1, 2001, we adopted SFAS No. 142, “Goodwill and other Intangible Assets,” which requires that amortization of goodwill be discontinued at the date of adoption and an annual impairment test be completed on the remaining goodwill. Accordingly, we recorded no amortization of goodwill for fiscal 2002. We reviewed the recoverability of our goodwill pursuant to SFAS No. 144 and concluded no impairment was required.

Acquisition Costs.    Acquisition costs were $13.0 million in fiscal 2000, a recovery of $2.0 million in fiscal 2001, and a recovery of $1.0 million in fiscal 2002.

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

In connection with the purchase of Pivotpoint, a portion of the cash proceeds was put into escrow to cover any breach of warranties or representations contained in the purchase agreement or any additional undisclosed post-closing liabilities. In December 2000, we presented a claim against the escrow for the release of funds to cover certain liabilities not disclosed in the closing balance sheet. During the allocation period, we did not adjust the purchase price to reflect these escrow refund claims because the ultimate recovery of any escrow funds was neither probable nor could the amount to be recovered be reasonably estimated. During fiscal 2002, we entered into a settlement agreement with the seller regarding the amount of the claim and we received approximately $1.3 million in cash for the settlement. Pursuant to SFAS No. 141, “Business Combinations,” $1.0 million of the settlement was related to pre-acquisition contingencies other than income taxes and is included as a reduction to acquisition costs and other items in the statement of operations for fiscal 2002. The settlement also included a receipt of $204,000 relating to pre-acquisition tax liabilities from the former shareholders of Pivotpoint. This portion of the settlement was recorded as a reduction of outstanding tax liabilities as of September 30, 2002 from the original purchase accounting allocation. The remaining $50,000 of the settlement was recorded as a liability for expenses incurred in relation to the settlement.

Restructuring Costs.    We recorded restructuring costs of $2.1 million in fiscal 2000, $0 in fiscal 2001, and $4.7 million in fiscal 2002. On January 15, 2002, we announced a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% by June 30 , 2002. The restructuring charge of $4.7 million in fiscal 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel.

The major components of the restructuring costs and the remaining restructuring accrual at September 30, 2002 were as follows (in thousands):

	Accrued Restructuring Costs at September 30, 2001	Restructuring Costs	Amounts Utilized	Accrued Restructuring Costs at September 30, 2002
Cost of abandonment of excess space and other	$433	$3,681	$(541)	$3,573
Employee severance and related costs	—	1,026	(1,001)	25

	$433	$4,707	$(1,542)	$3,598

We expect future cash expenditures related to these restructuring activities to be approximately $3.6 million, of which we will pay approximately $1.3 million during fiscal 2003.

After the Pivotpoint acquisition, we re-evaluated our overall product strategy in fiscal 2001 and directed greater efforts towards the e-business, supply chain management and Windows NT products. As a result of several changes in product strategy, we incurred restructuring costs of $1.2 million for the reduction of our employee base by approximately 10% primarily related to the development activities for our iSeries products and $972,000 for the abandonment of excess office space. These restructuring actions resulted in reductions in our development spending for the iSeries products, our costs incurred for leased office space, and future amortization for certain purchased software. The effects of these actions were realized during fiscal 2001. Additional information regarding the restructuring costs and the remaining liability is presented in note 4 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Interest Income and Interest Expense.    Interest income was $1.0 million, $786,000, and $519,000 for fiscal 2000, fiscal 2001, and fiscal 2002. The decrease in interest income is related to the decrease in interest rates over the past two years offset by the amount of investable cash. Interest expense principally includes 1) interest on our term loan and our revolving credit loan based on our lender’s base rate or LIBOR plus a predetermined margin, 2) the difference between interest paid and interest received under our interest rate protection arrangement, 3) commitment fees on the unused portion of our bank credit facility and revolving credit facility, and 4) amortization of debt issuance costs. Interest expense was $2.9 million, $2.9 million, and $1.1 million for fiscal 2000, fiscal 2001, and fiscal 2002. Interest expense in fiscal 2002 decreased from 2001 due to the repayment of $18.7 million of debt throughout the year and an overall reduction in the weighted average interest rate primarily due to the expiration of the interest rate protection arrangement. The weighted average interest rate for fiscal 2000, fiscal 2001, and fiscal 2002 was 9.9%, 10.2%, and 6.7%. See “—Liquidity and Capital Resources.”

Income Tax Expense (Benefit).    The effective tax rates before extraordinary item for fiscal 2000, fiscal 2001, and fiscal 2002 were (26.0)%, 20.2%, and (0.1)%. The effective tax rates for fiscal 2000 and 2001 differ from the statutory federal rate of 35.0% principally due to the effect of amortization of goodwill and other intangible assets that are not deductible for income tax purposes. We amortized a significant portion of the goodwill and other intangible assets related to our acquisitions during fiscal 2000, adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of October 1, 2001 and therefore will not be amortizing the remaining portion of goodwill. The effective tax rate for fiscal 2002 differs from the statutory federal income tax rate of 35.0% principally due to a $5 million benefit that we recorded during the third quarter. This tax benefit resulted from changes in income taxes payable during the quarter due to the resolution of federal income tax uncertainties related to tax net operating losses, or NOLs, retained by us in connection with the 1997 separation of Marcam Corporation into two companies. Accordingly, we recorded this income tax benefit and a corresponding decrease to income taxes payable. We still retain additional favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and we may realize additional income tax benefits related to these tax attributes in future periods if and when they become certain. Additionally, the impact of state and foreign income taxes and the adjustment of goodwill of Pivotpoint created differences from the expected income tax expense (benefit) calculated by applying the federal statutory rate to our income before income tax expense (benefit) and extraordinary item. Accordingly, we expect our effective tax rate in future periods to be more consistent with the statutory rates.

Extraordinary Loss on Early Extinguishment of Debt.     On April 26, 2002, we repaid the outstanding balance of $8.4 million under our original bank credit facility with the proceeds from a new revolving credit facility. The original bank credit facility was terminated upon this repayment. See note 9 of the notes to our consolidated financial statements for further discussion of our new revolving credit facility. At the time of refinancing, the balance of the unamortized debt issuance costs relating to our original term loan was $491,000. We wrote down the remaining balance of debt issuance costs, net of income tax benefit of $173,000, and classified the write-down as an extraordinary item in our consolidated statement of operations for fiscal 2002 in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” We have not historically required debt financing for operating purposes and do not anticipate requiring debt financing for such purposes in the foreseeable future. The write-down met the criteria for classification as extraordinary since the early termination of the bank credit facility was determined to be an event that is both infrequent and unusual.

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

The following tables show information about our cash flows during the last three fiscal years and selected balance sheet data as of September 30, 2001 and 2002. You should read these tables and the discussion that follows in conjunction with our statements of cash flows and balance sheets contained in “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Years Ended September 30,
Summary of Cash Flows	2000	2001	2002
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$10,707	$27,656	$26,398
Changes in operating assets and liabilities	9,850	(4,415)	4,612

Net cash provided by operating activities	20,557	23,241	31,010
Net cash used for investing activities	(57,763)	(7,536)	(7,096)
Net cash provided by (used for) financing activities	28,030	(9,803)	(18,330)

Net increase (decrease) in cash and cash equivalents	$(9,176)	$5,902	$5,584

	September 30,
Balance Sheet Data	2001	2002
	(in thousands)
Cash and cash equivalents	$18,077	$23,661
Working capital (deficit)	(30,232)	(17,368)
Working capital, excluding deferred expenses and revenue	15,597	26,091

Operating Activities

In fiscal 2002, net cash provided by operating activities increased 33.4% from fiscal 2001. Significant changes in operating assets and liabilities affecting cash flows included a $7.9 million decrease in accounts receivable, a $3.2 million increase in restructuring reserve due to the restructuring charge of $4.7 million in the second quarter offset by a $4.1 million decrease in accounts payable, accrued expenses and other current liabilities. This decrease was primarily due to reversal of a previous accrual for the termination of a technology distribution agreement.

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

In fiscal 2000, changes in operating assets and liabilities affecting operating cash flows included a $21.8 million increase in deferred revenue offset by an increase in deferred cost of $12.6 million primarily as a result of our adoption of TPA 5100.53 effective beginning in fiscal 2000 as discussed in Note 2 to the notes to our consolidated financial statements, a $3.0 million increase in accounts receivable as a result of an increase in license contracts, and a $1.0 million decrease in accrued expenses and other current liabilities.

Financing and Investing Activities

In fiscal 2000, fiscal 2001, and fiscal 2002, we used cash for investing activities related to computer software development, translation of our computer software products, purchases of property and equipment, and purchases of rights to complementary computer software to be integrated with our product offerings. In fiscal 2000, 2001, and 2002, we received proceeds from stock options exercised and employee stock purchases of $3.1 million, $631,000, and $582,000.

In January 2000, we purchased the stock of Pivotpoint for $47.1 million, including transaction costs of $2.0 million and net of cash acquired of $2.9 million. We also assumed long-term debt of $2.7 million. To finance this acquisition, we borrowed $40.0 million under the term loan portion of our bank credit facility. We also used $13.1 million of our operating cash to pay for the acquisition and related transaction costs, including $1.4 million of debt issuance costs.

During fiscal 2000, we repaid $13.7 million of long-term debt, including $11.0 million under the term loan and $2.7 million of debt assumed in the acquisition of Pivotpoint. During fiscal 2001, we repaid $10.3 million of long-term debt. During fiscal 2002, we repaid $18.7 million on our term loan, including $8.4 million related to the refinancing of our term loan with the secured revolving credit facility discussed below.

The interest rate on the term loan portion of the bank credit facility varied depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate was generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At September 30, 2000 and September 30, 2001, the interest rate on our term loan, including the lender’s margin, was 9.9% and 5.5%. The bank credit facility required us to enter into an interest rate protection arrangement. Accordingly, we entered into an interest rate swap with a bank, which limited our exposure to fluctuations in interest rates on a significant portion of our term loan. The swap expired on December 31, 2001. Our fiscal 2000, fiscal 2001 and fiscal 2002 weighted average interest rate, including the interest rate swap and excluding debt issue costs, was 9.9%, 10.2%, and 6.7%.

On April 26, 2002, we entered into a new secured revolving credit facility which provides for a revolving credit line of up to $10.0 million. On that date, we borrowed $8.4 million under the new revolving credit facility to repay the remaining balance of the term loan under our previous bank credit facility and we terminated the previous bank credit facility. We repaid the entire $8.4 million on the new secured revolving credit facility during fiscal 2002.

Our new revolving credit facility matures on April 24, 2003 and may be extended for an additional 364-day term at our request and at the discretion of the bank. We may make voluntary prepayments of the revolving loans without premium or penalty, and all outstanding unpaid principal on the revolving loans will mature on April 24, 2003 but may be extended if the credit facility is extended. At our option, the interest rates for the revolving credit facility are either adjusted LIBOR plus 2.50% per year, or the base rate plus 1.00% per year. The base rate is the higher of the defined prime rate or the federal funds rate plus one-half of one percent. Substantially all of our domestic assets are pledged as collateral for any obligations under the new revolving credit facility. Additionally, all of our domestic subsidiaries have guaranteed the repayment of our obligations under the revolving credit facility.

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

At September 30, 2002, we had federal net operating carryforwards of $9.0 million and research and experimentation and other credit carryforwards of $4.4 million. The net operating losses and tax credits at September 30, 2002 expire between fiscal 2003 and fiscal 2020. The utilization of a significant portion of the net operating losses and tax credits is limited on an annual basis due to various changes in ownership of both MAPICS and Pivotpoint. We do not believe that these limitations will significantly impact our ability to utilize the net operating losses and tax credits before they expire. We also retain additional favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies and additional future income tax benefits related to these tax attributes may be realized in future periods if and when the become certain. These income tax attributes enabled us to reduce cash paid for income taxes in fiscal 2000, fiscal 2001, and fiscal 2002, and we believe they will continue to result in cash savings in future periods as we use them to offset income taxes payable. We have recorded the net deferred tax assets at the amount we believe is more likely than not to be realized.

On July 31, 2002, we announced that our board of directors approved a plan to repurchase up to $10.0 million of our outstanding common stock in light of our stock price and liquidity position. Purchases are expected to be made from time to time, depending on market conditions, in private transactions as well as in the open market at prevailing market prices. During fiscal 2002, we repurchased 8,900 shares of stock for approximately $54,000. These shares will be available for general corporate purposes.

As discussed previously, on November 25, 2002, MAPICS and Frontstep, Inc. announced the signing of a definitive agreement for MAPICS to acquire Frontstep. Pursuant to the terms of the definitive agreement, terms of the acquisition include MAPICS’ purchase of all of Frontstep’s shares in exchange for 4.2 million shares of MAPICS common stock and the assumption by MAPICS of up to $21.5 million of Frontstep’s debt as well as certain outstanding stock options and warrants. As of September 30, 2002, the carrying amount of Frontstep’s outstanding debt and notes payable was $19.5 million which is comprised of the following:

Description	Amount
Current portion of long term debt:
Credit facility and related fees	$14,359
Unamortized debt discount	(766)
Note payable to minority interest investors	2,000

Total current portion long term debt	15,593

Long term debt:
Convertible notes payable to preferred shareholders	5,000
Unamortized debt discount	(1,070)

Total long term debt	3,930

Total amount of debt outstanding	$19,523

In connection with the closing of the acquisition, we will be required to repay the amounts outstanding under the Frontstep credit facility of $14.4 million and $1.5 million of the convertible notes held by preferred shareholders. Additionally, the note payable to minority interest investors of $2.0 million is scheduled to become due and payable no later than 60 days after the closing date of the acquisition. Finally, the remaining $3.5 million of convertible notes will become due and payable on February 28, 2004. We intend to obtain a new, larger credit facility the proceeds of which will be used to repay the amounts assumed from Frontstep. Although no assurances can be made, it is anticipated that the interest rates on the new debt financing will be lower than the existing rates of the Frontstep debt.

We do not have any off-balance sheet arrangements or financing arrangements with related parties, persons who were previously related parties, or any other parties who might be in a position to negotiate arrangements with us other than on an arms-length basis.

We do not have any current plans or commitments for any significant capital expenditures.

We believe that cash and cash equivalents on hand as of September 30, 2002, together with cash flows from operations and available borrowings anticipated under the new revolving credit facility that we are seeking, will be sufficient to maintain our operations for at least the next 12 months. While we believe that we will be successful in obtaining a new credit facility, we cannot be certain. If we are unsuccessful obtaining the new credit facility, we may be required to seek alternate financing, including equity financing. There can be no assurance that any such financing will be available or available on acceptable terms, and if not, we may need to take significant cost reductions which could limit our operations and result in a loss of customers, revenues, cash flow and earnings.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our contractual obligations as of September 30, 2002 by the periods in which the related payments by us become due. We had no contingent liabilities or commitments at September 30, 2002 except for the following:

•
in March 2000, we acquired an education business. In exchange for the business, we issued 106,668 shares of restricted common stock. If on March 1, 2003, the price per share of our common stock is less than $18.75, we must pay additional consideration equal to the difference between $18.75 and the quoted market price multiplied by the number of shares of common stock issued at acquisition that the sellers still hold on March 1, 2003. If the closing market price on March 1, 2003 is $7.00 per share, the value of the additional consideration would be approximately $1.3 million. We may elect to pay all or a portion of this additional consideration with shares of common stock and the remainder in cash; and

•	as discussed in Item 11. Executive Compensation, we are a party to change of control employment agreements and term employment agreements with certain of our executive offices.

As discussed in note 9 of the notes to our consolidated financial statements, we have a $10 million revolving credit facility. The facility matures on April 24, 2003 and may be extended for an additional 364-day term. There was no balance outstanding as of September 30, 2002.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases	$14,117	$3,295	$8,007	$2,815	$ —

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

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following descriptions of our critical accounting estimates in conjunction with note 2 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance.”

Revenue Recognition.    We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,’” SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts,” and AICPA TPA 5100.53 “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

We generate a significant portion of our total revenue from licensing software. In determining when to recognize licensing revenue, we make assumptions and estimates about the probability of collection of the related receivable. Additionally, we specifically evaluate any other elements in our license transactions, including but not limited to options to purchase additional software or users at a future date, extended payment terms, functionality commitments not delivered with the software and existing outstanding accounts receivable balances in making the determination of the amount and timing of revenue recognition. If changes occur in our assumptions, operating results for any reporting period could be adversely affected.

We also provide professional consulting and implementation services to our customers; however, the professional services that we provide are not essential to the functionality of our delivered products. We provide our professional services under services agreements, and the revenues from our professional consulting and implementation services are generally time and material based and are recognized as the work is performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable, and collection is probable. Delays in project implementation will result in delays in revenue recognition. On some occasions our professional consulting services involve fixed-price and/or fixed-time arrangements, and we recognize the related revenues using contract accounting, which requires the accurate estimation of cost, scope and duration of each engagement. We recognize revenue and the related costs for these projects on the percentage-of-completion method, with progress-to-completion measured by using labor costs input and with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If we do not accurately estimate the resources required or the scope of work to be performed, or if we do not manage our projects properly within the planned periods of time, then future consulting margins on our projects may be negatively affected or losses on existing contracts may need to be recognized.

Accounts Receivable and Allowance for Doubtful Accounts.    Accounts receivable comprise trade receivables that are credit based and do not require collateral. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. On an ongoing basis, we evaluate the collectibility of accounts receivable based upon historical collections and assessment of the collectibility of specific accounts. We specifically review the collectibility of accounts in North America with outstanding accounts receivable balances over $15,000. Our receivables in North America comprise 76.5% of consolidated net accounts receivable. Outside North America, we specifically review the collectibility of all accounts with outstanding balances. We evaluate the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition and credit scores, recent payment history, and discussions with our account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, an increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If actual results differ, this could have an impact on our financial condition, results of operation and cash flows.

Deferred Income Taxes.    Deferred tax assets primarily include temporary differences related to deferred revenue and net operating loss and tax credit carryforwards. These carryforwards may be used to offset future taxable income through fiscal 2020, subject to certain limitations. We estimate the likelihood of future taxable income from operations and the reversal of deferred tax liabilities in assessing the need for any valuation allowance to offset our deferred tax assets. In the event that we believe that a valuation allowance is necessary, the corresponding reduction to the deferred tax asset would result in a charge to income in the period that the establishment of the valuation allowance is made. We evaluate the realizability of the deferred tax assets and the need for valuation allowances on a regular basis.

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

Computer Software Costs.    We charge all computer software development costs prior to establishing technological feasibility of computer software products to product development expense as they are incurred. Following the guidance of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, from the time of establishing technological feasibility through general release of the product, we capitalize computer software development and translation costs and report them on the balance sheet as computer software costs. We begin amortizing computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis. We regularly review software for technological obsolescence and determine the amortization period based on the estimated useful life. As a part of our review, we consider such factors as cash flows from existing customers, future sales of products, new product release plans and future development. As a result, future amortization periods for computer software costs could be shortened to reflect changes in the estimated useful life in the future based on the factors described above. Any resulting acceleration in amortization could have a material adverse impact on our financial condition and results of operations.

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

Restructuring.    Our restructuring liability is principally comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges or reverse prior charges accordingly in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. For example, our current estimates assume that our excess lease space will be vacant for a period of twelve months beginning in April 2002. Depending on the impact of our acquisition of Frontstep, market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured, we may revise our estimates of the excess lease costs and the timing and the amount of sublease income and, as a result, incur additional charges or credits to our restructuring liability as appropriate. If our excess lease space were to remain vacant for an additional six-months, an additional restructuring charge of approximately $412,000 could be required. If the prevailing market sublease rates were to increase by 10% over our current estimate of sublease rental rates, a credit of approximately $400,000 could also be required. Additionally, if we were to reoccupy 25% of the space as a result of the Frontstep acquisition, a credit of approximately $800,000 could be required.

Recently Issued Pronouncements

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

As of October 1, 2001, we adopted SFAS No. 142. The impact was as follows:

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

•
Following completion of the transitional impairment test, our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment is indicated as a result of the annual test, we will record an impairment loss as part of income from operations. We conducted the impairment test for fiscal 2002 and concluded no impairment had occurred.

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

In January 2002, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” The EITF concluded that reimbursements for out of pocket expenses incurred should be included as revenue in the income statement. The EITF is effective for financial reporting periods beginning after December 15, 2001, but early adoption of the provisions of this issue is permitted. We have adopted EITF 01-14 as of April 1, 2002 with no material impact on our financial position, results of operations or cash flows. Amounts from prior year periods were deemed immaterial for reclassification.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We have adopted SFAS No. 145 as it relates to the rescission of SFAS No. 4 and our classification of the write-off of debt issue costs relating to our term loan, which we refinanced to a revolving credit facility in April 2002. See note 9 of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion of our write-off of debt issue costs.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We will apply SFAS No. 146 to any exit or disposal activities that we may enter into in future periods.

In November 2002, the FASB reached a consensus on EITF Issue 00-21 (the Issue), “Accounting for Revenue Arrangements with Multiple Deliverables.” The guidance in this Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We currently follow the appropriate pronouncements as discussed in note 2 of the notes to the consolidated financial statements and anticipate the Issue to have no impact on the results of our operations, financial position, or cash flows.

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

Our future success depends on a number of factors, many of which are unpredictable and beyond our control. Moreover, many of these factors are likely to cause our operating results, cash flows and liquidity to fluctuate significantly from quarter to quarter in the future. These factors include, among others:

•	the size and timing of our license transactions because our license revenue in any quarter depends on the number and size of orders booked and shipped to customers in that quarter;

•	the proportion of our revenue attributable to fees for licenses compared to fees for services;

•	the proportion of our revenue attributed to our short-term time based licenses versus perpetual licenses;

•	renewal rates for our annual license or support agreements;

•	the proportion of products we license that are developed by us versus those developed solely by a third party or by us in collaboration with a third party;

•	how much money we must spend to improve our business and expand our operations;

•	changes in the level of our operating expenses;

•	delays in the purchase of our products and services by our customers due to their capital expenditure limitations and the time they often require to authorize purchases of our products and services;

•	the demand for our products and services;

•	whether customers accept the new and enhanced products and services we offer;

•	how quickly we are able to develop or acquire new products and services that our customers require;

•	whether and how quickly alternative technologies, products and services introduced by our competitors gain market acceptance;

•	the timing of the introduction of new or enhanced products offered by our competitors or us;

•	the ability of our affiliates to sell products or service additional sales;

•	the competitive conditions in our industry;

•	whether we and our affiliates are able to hire and retain our personnel;

•	our management of fixed price contracts to deliver services;

•	our compliance with domestic and international tax regulations and treaties;

•	foreign exchange risk;

•	foreign trade agreements; and

•	prevailing conditions in the enterprise application marketplace and other general economic and political factors.

Due to one or more of these factors, our operating results could fail to meet the expectations of securities analysts or investors. If that happens, the price of our common stock could decline materially.

If our shareholders and the shareholders of Frontstep approve the combination of the two companies and the transaction is completed, any failure by MAPICS and Frontstep to successfully manage the challenges of their integration may result in the combined company not achieving the anticipated potential benefits of the transaction.

We and Frontstep will face challenges in consolidating functions, retaining key personnel, and integrating our organizations, procedures, operations and product lines in a timely and efficient manner. These challenges will result principally because the two companies currently:

•	maintain executive offices in different locations;

•	manufacture and sell different products through different distribution channels;

•	conduct their businesses from various locations and under different procedures;

•	maintain different systems and software on different computer hardware; and

•	have different employment and compensation arrangements for their employees.

As a result, the integration of MAPICS and Frontstep will be complex and will require additional attention from members of management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the revenues, level of expenses and operating results of the combined company.

The combined company’s debt level may limit its financial flexibility.

As of September 30, 2002, we had no outstanding debt. After giving effect to the acquisition of Frontstep, including our intended financing of the repayment of Frontstep’s existing indebtedness and direct costs associated with the acquisition, as of September 30, 2002, the combined company would have had approximately $19.9 million of total debt and a total debt to total capital ratio of approximately 43% on a pro forma basis. The combined company may also incur additional debt in the future. The level of the combined company’s debt could have several important effects on the combined company’s future operations, including, among others:

•	an increased portion of the combined company’s cash flow from operations will be dedicated to the payment of principal and interest on the debt and will not be available for other purposes;

•
covenants related to the debt that we intend to incur in connection with the transaction will require the combined company to meet financial tests that may affect the combined company’s flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;

•	the combined company may not be able to generate sufficient working capital to support the cash flow requirements necessary to service the debt facility and continue operations;

•	the combined company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;

•	the combined company may be at a competitive disadvantage to similar companies that have less debt; and

•	the combined company’s vulnerability to adverse economic and industry conditions may increase.

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

•	EPICOR;

•	Frontstep, Inc.;

•	Geac Computer Corporation Limited;

•	Industrial & Financial Systems, AB;

•	Intentia AB;

•	i2 Technologies;

•	J.D. Edwards & Company, Inc.;

•	Manugistics, Inc.;

•	Oracle Corporation;

•	QAD, Inc.;

•	SAP AG; and

•	SSA Global Technologies.

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

We expect to face additional competition as other established and emerging companies enter the market for business software and as new products and technologies are introduced. In addition, current and potential competitors may make acquisitions or establish alliances among themselves or with others. These acquisitions or alliances could increase the ability of competitors’ products to address the needs of our current or prospective customers. As a result, new competitors or alliances among current and new competitors may emerge and rapidly gain a significant share of the enterprise application market. For us, this could result in fee reductions, the loss of current or prospective customers, fewer customer orders, and reduced revenue. In addition, we principally rely on our network of affiliates for the implementation of our products. If the affiliates fail to maintain sufficient financial resources or sufficiently high quality standards, our reputation and competitive position could weaken. Any or all of these events could materially and adversely affect our business, financial condition and results of operations.

If we don’t respond to rapid technological change and evolving industry standards, we will be unable to compete effectively.

The market for our enterprise application software products is constantly changing. These changes include, among others:

•	rapid technological advances;

•	evolving industry standards in computer hardware and software technology;

•	changes in customer requirements; and

•	frequent new product introductions and enhancements.

Our future success depends upon our ability to continue to enhance our products, as well as our ability to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. In particular, we must anticipate and respond adequately to advances in the functionality of standard business applications software and technologies to deploy these systems. If we merge with Frontstep, our future success will also depend on our ability to develop, market and sell Frontstep’s products, particularly its new SyteLine 7.0 offering. Our business, financial condition and results of operations could be materially and adversely affected if we are unable to develop and market new products and product enhancements that achieve market acceptance on a timely and cost-effective basis.

As a result of the high level of functionality and performance demanded by enterprise software customers, major new products and product enhancements can require long development and testing periods. Despite testing, however, the complex enterprise software programs we offer may contain errors that customers discover only after the programs have been installed and used. Undetected errors may impair the market acceptance of our products or adversely affect our business, financial condition and results of operations. Problems encountered by customers installing and implementing our new products or releases or using our new products, including product functionality, integration, product response time and program errors, also could adversely affect our business, financial condition and results of operations.

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

Our future revenue is substantially dependent upon our installed customer base.

We have depended and will continue to depend on our installed customer base for additional future revenue from services, support and maintenance and licensing of additional products. Our license, maintenance and support agreements generally are renewable annually at the option of the customer. There can be no assurance that current installed customers will renew their maintenance and support agreements in future periods, continue to use us or our affiliates for professional services or purchase additional products, any of which could have a material adverse effect on our future financial results and financial condition.

If our operating performance does not support our cash flow requirements, we may breach our secured revolving credit facility.

Our current revolving credit facility, which allows for borrowings of approximately $10.0 million, has a number of financial and operating performance covenants that we have had to amend in the past. In order to finance the acquisition of Frontstep and to fund continuing operations for the combined company, we intend to secure a new credit facility allowing for borrowings of approximately $30.0 million. This credit facility will also likely contain a number of financial and operating performance covenants that we must satisfy for the term of the bank credit facility. Our ability to satisfy the covenants and to service the debt that we incur under the applicable bank credit facility depends principally upon our ability to achieve positive operating performance and to successfully manage our working capital in order to support the cash flow requirements. If our quarterly operating performance falls substantially below expectations or if we are not able to effectively manage collection efforts or cash expenditures in a given quarter, we may not be able to fully support our cash flow requirements.

We have secured our obligations under the existing bank credit facility, and will likely secure our obligations under the proposed new bank credit facility, by pledging substantially all of our assets in the United States as collateral. Additionally, all of our domestic subsidiaries have guaranteed the repayment of our obligations under the existing bank credit facility, and we have pledged a majority of the capital stock of our foreign subsidiaries to the lenders. With regard to the proposed new bank credit facility, we expect that all of our domestic subsidiaries, including Frontstep, will be required to guarantee the repayment of our obligations under the bank credit facility and that we will pledge a majority of the capital stock of our foreign subsidiaries to the lenders. Any breach of the financial covenants or our inability to satisfy the debt service requirements of the applicable credit facility could result in a default under the bank credit facility and an acceleration of payment of all outstanding debt owed, which could materially and adversely affect our business.

If we are unable to successfully complete and integrate acquisitions, we will be unable to grow our business as planned.

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

Many of our applications were developed by our solution partners, and we expect to continue to rely on solution partners for the development of additional applications. Generally, solution partners continue to own the rights to, and to maintain the technology underlying the applications but license the technology to us. Under a license agreement with a solution partner, we ordinarily are obligated to pay a royalty to the solution partner for sales of the applications developed by the solution partner. We also may develop alliances with and jointly market products offered by third parties. If we fail to pay the required royalty when due or otherwise breach the agreements, the solution partner may terminate the agreement. The unwillingness of a solution partner to renew its agreement or the termination of an agreement with a solution partner could adversely affect our business, financial condition and results of operations.

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

While many of our solution partner agreements grant MAPICS exclusive rights to its customers, a solution partner may have or develop a relationship with our existing or prospective customers or affiliates. The solution partner may use this relationship to become a competitor of ours. If a solution partner is already a competitor, it may use this relationship to enhance its competitive position. The solution partner could, as a competitor or otherwise, cause us to lose existing or prospective customers. The occurrence of any of the events described above could materially and adversely affect our business, financial condition and results of operations.

If we acquire Frontstep, termination of Frontstep’s agreement with Progress Software would cause a disruption of service to our customers and result in lower revenue and operating margins or a loss of business.

Frontstep’s extended ERP offering, SyteLine, through Version 6.0, is written in Progress, a proprietary programming language licensed from Progress Software Corporation. Frontstep markets and distributes Progress in connection with the sale of its products under a non-exclusive agreement with Progress Software. The agreement may be terminated by either party upon written notice to the other party. If the agreement is terminated, it could disrupt our marketing and customer support operations and could result in a loss of customers, revenues, earnings and cash flow. Frontstep’s relationship with Progress Software involves other risks which could have a material adverse effect on our business, operating results or financial condition, including the following:

•	the failure of Progress Software to support current Progress customers in a manner that is competitive with enhancements of other programming languages; and

•	our inability to migrate our software products to other programming languages on a timely basis if Progress is no longer available.

The inability to protect our proprietary rights and avoid claims that we infringe the proprietary rights of others could materially harm our business.

Our success greatly depends upon the protection of our proprietary software. We rely on a combination of copyright, trademark and trade secret laws as well as license and non-disclosure agreements to establish and protect our proprietary rights in our products and information. To further protect these rights, we
•	enter into confidentiality and/or license agreements with our employees, distributors, contractors, customers and potential customers; and

•	limit access to and distribution of our software, documentation and other proprietary information.

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

We may receive notices claiming that we are infringing the proprietary rights of others. Third parties also could institute legal proceedings against us claiming that our current or future products infringe their proprietary rights. Alternatively, we may make claims or initiate litigation against others for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any claims against us, with or without merit, or claims by us against others could be time consuming and expensive to defend, prosecute or resolve. In addition, these claims could cause product shipment delays or force us to enter into royalty or license agreements to resolve the claims. Moreover, an adverse outcome in litigation or a similar adversarial proceedings could:

•	subject us to significant liabilities;

•	require us to allocate significant resources to develop non-infringing technology;

•	require disputed rights to be licensed from others; or

•	prohibit us from using specific marketing materials or products.

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

The market price of our common stock has fluctuated significantly in the past and will likely continue to fluctuate in the future. Various factors and events have caused this fluctuation and are likely to cause the fluctuations to continue. These factors include, among others:

•	developments related to our proposed business combination with Frontstep;

•	quarterly variations in our actual or anticipated operating results;

•	the depth and liquidity of the trading market for our common stock;

•	the growth rate of our revenue;

•	changes by securities analysts in estimates regarding us;

•	conditions in the enterprise software industry;

•	the condition of the stock market;

•	announcements by our competitors;

•	regulatory actions affecting us; and

•	general economic conditions.

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

The economic downturn in the worldwide manufacturing industry continues to adversely affect our financial results.

Our business depends substantially upon the capital expenditures of manufacturers. In turn, these expenditures depend in part upon the demand for these manufacturers’ products. The ongoing recession affecting the worldwide manufacturing industry has resulted in a weakened demand for the products of many of the manufacturers in our target market, which has caused them to reduce or postpone capital expenditures for business information systems. We believe that as a result, the demand for our products and services has been significantly impacted, which has negatively affected our financial results and financial condition. There can be no assurance that economic conditions relating to our customers or potential customers will not become more severe.

Customer related claims, whether successful or not, could be expensive and could harm our business.

Our products are generally used to manage data critical to large organizations. These organizations also share this critical data with others in their value chain using the Internet or other networks. There are many security risks inherent with making data available over a network and in sharing data with third parties, and our products are not designed to safeguard against all such risks. We occasionally deliver implementation and integration services to our customers. As a result, our development, sale, service and support of products may entail the risk of customer related claims. Our license and service agreements with customers typically contain provisions designed to limit our exposure to such claims. However, these provisions may not be effective under the laws of all jurisdictions. In addition, our liability insurance may not be sufficient in scope or amount to cover all claims if our contractual limitations on liability are ineffective. A successful claim brought against us could materially and adversely affect our business, financial condition and results of operations. In addition, defending such a suit, regardless of its merits, could require us to incur substantial expense and require the time and attention of key management personnel. This could also materially and adversely affect our business, financial condition and results of operations.

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

We depend on the continued market for IBM’s eServer iSeries computers for a significant portion of our revenue, and we cannot be sure that this market will grow in the future or that we can increase our share of this market.

We continue to depend on the market for software products on the IBM eServer iSeries platform. Most of the revenue for fiscal 2002 was derived from the licensing of our software products and related services for this platform. We will continue to offer enhanced software products for this market, but there is no guarantee that our existing or prospective customers will buy or support these products. The eServer iSeries market is not expected to grow and will likely diminish in the future. Our future growth depends, in part, on our ability to gain market share. There can be no assurance that we can maintain or increase our relative share of this market.

We depend on the continued market for Oracle software products and Microsoft technology and software products for a portion of our revenue, and any decrease in customer demand for these products and technology would adversely affect our operating results.

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

Any decrease in our licensing activity is likely to result in reduced services revenue in future periods.

Our service, maintenance and support revenue is derived from our installation, implementation, training, consulting, systems integration, and software product maintenance and support services. Typically a decrease in our service, maintenance and support revenue follows a decrease in our licensed software installations. Our ability to maintain or increase our service, maintenance and support revenue depends in large part on our ability to increase our software licensing activity.

If our network of independent local companies is unable or unwilling to sell and support our products, our revenues will decline.

We market, sell and provide professional services for our products primarily through a global network of independent local affiliates. We also maintain a limited direct sales force. We rely on our affiliates for sales, product implementation, customization and, outside of North America, certain customer support services that are provided in conjunction with us. If we are unable to maintain effective long-term relationships with our affiliates or if our affiliates fail to meet our customers’ needs, our business, financial condition and results of operations would be adversely affected.

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

If we are unable to effectively manage our anticipated growth, our financial condition will be adversely affected.

Anticipated growth through acquisitions may strain our management and systems. Our future operating results depend in part on the ability of our officers and other key employees to manage the integration of acquired businesses, to continue implementing and improving our operational and financial controls, to expand, train and manage our employees effectively, and to successfully develop new products and enhancements to existing products. Our growth also depends on our ability to retain and attract new affiliates, and our affiliates’ ability to grow, to manage their growth and to implement our products in response to the projected demands of our customers. We cannot assure you that we or our affiliates will be able to successfully market and sell our new products or that either we or our affiliates will be able to successfully manage any future expansion. Our business, financial condition and results of operations would be materially and adversely affected if we or our affiliates are unable to effectively manage our growth.

We are subject to the risk of terrorism, including the resulting possible disruptions in business activities and loss of business.

Our business can be effected by the disruptions caused by terrorist activities. Terrorist acts can create disruptions in our ordinary business activities, including, but not limited to, communications, business travel, and the availability of key personnel and physical assets. Additionally, terrorist acts may cause uncertainty about business continuity and the effectiveness of our disaster recovery plans and the disaster recovery plans of our suppliers and trading partners, and may adversely effect the confidence and behavior of our customers, employees, suppliers, and trading partners.

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

•	establishing new foreign operations,

•	improving existing or establishing new affiliate relationships, and

•	hiring additional personnel, each of which may result in substantial expenses.

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

Risks inherent in our international business activities include, among others:

•	the imposition of government controls;

•	restrictions on the export of critical technology;

•	political and economic instability, including fluctuations in foreign currency exchange rates and devaluation of foreign currencies;

•	trade restrictions;

•	difficulties in staffing international offices;

•	difficulty in collecting fees or the inability to do so;

•	longer accounts receivable payment collection cycles in some countries;

•	burdens of complying with a wide variety of foreign laws and regulations;

•	management of an organization spread over various countries;

•	unexpected changes in regulatory requirements;

•	overlap of different tax structures;

•	the lack of effective copyright, trademark and trade secret protection in some countries where we sell our products; and

•	delays in localizing our products for new markets.

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

We have adopted measures that have anti-takeover effects and could limit the price of our stock.

Georgia law and our articles of incorporation, bylaws and shareholder rights plan contain provisions that may

•	make it more difficult for a third party to acquire us,

•	discourage acquisition bids for us,

•	discourage changes in our management, and

•	limit the price that investors are willing to pay for shares of our common stock.

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

Our common stock price could drop because shares of our outstanding stock are eligible for future sale and some holders of our securities have registration rights.

Sales of a substantial number of shares of our common stock, or the prospect of these sales, could adversely affect the market price of our common stock. These sales or the prospect of these sales also could impair our ability to raise needed funds in the capital markets at a time and price favorable to us. As of December 3, 2002, we had a total of 18,393,171 shares of common stock outstanding, most of which are freely tradable without restriction under the Securities Act of 1933, as amended. The remaining outstanding shares will be eligible for sale in the public market at various times pursuant to Rule 144 under the Securities Act.

As of December 3, 2002, we had options outstanding under our stock option plans for the purchase of a total of 5,215,408 shares of common stock at a weighted average exercise price of $9.19 per share. We have reserved an additional 932,583 shares of common stock that we may issue upon the exercise of options granted in the future under our plans. We also have reserved 301,765 shares of common stock that we may issue under our employee stock purchase plan. We have in effect a registration statement under the Securities Act covering our issuance of shares upon the exercise of these outstanding options and our issuance of shares under our employee stock purchase plan. All of these shares will be freely tradable in the public market, except for shares held by our directors, officers and principal shareholders, which will be eligible for public sale at various times pursuant to Rule 144.

Entities affiliated with General Atlantic Partners, LLC have “demand” and “piggyback” registration rights for

•	1,000,000 shares of common stock that are issuable upon the exercise of warrants that are exercisable at a price of $11.53 per share,

•	1,499,990 shares of common stock that are issuable upon the conversion of our convertible preferred stock and

•	1,500,010 shares of outstanding common stock.

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

From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We incurred net foreign currency transaction gains of $14,000 in fiscal 2001 and net foreign currency losses of $194,000 in fiscal 2002, mostly due to transactions within EMEA. We did not have any open forward exchange contracts or options or other trading financial instruments with foreign exchange risk at September 30, 2001 or 2002. At

September 30, 2002, we had the following non-trading other financial instruments denominated in currencies other than the U.S. dollar (in thousands of U.S. dollars):

Cash and cash equivalents	$1,548
Trade accounts receivable (a)	$5,868
Trade accounts payable	$536

(a)
Approximately $4.8 million of this amount is denominated in euros, pounds sterling or yen, all of which have stable historical exchange rates with the U.S. dollar. As of December 11, 2002, the equivalent U.S. dollar value was $5,875.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, we have been affected by inflation, through increased costs of employee compensation and other operation expenses. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. Additionally, most of our license agreements and services agreements provide for annual increases in charges.

Item 8.    Financial Statements and Supplementary Data

The following is a list of our consolidated financial statements and supplemental financial information appearing in this Item 8:

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of MAPICS, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of MAPICS, Inc. and its subsidiaries at September 30, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
October 28, 2002, except as to Note 18 for which the date is November 25, 2002

MAPICS, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$18,077	$23,661
Accounts receivable, net of allowances of $3,456 in 2001 and $1,734 in 2002	34,412	25,428
Prepaid expenses and other current assets	2,870	3,127
Deferred royalties	7,492	7,581
Deferred commissions	9,209	8,822
Deferred income taxes, net	6,474	3,600

Total current assets	78,534	72,219
Property and equipment, net	4,507	3,596
Computer software costs, net	17,627	16,739
Other intangible assets, net	4,127	3,367
Goodwill, net	4,367	3,689
Non-current deferred income taxes, net	5,031	6,510
Other non-current assets, net	960	1,990

Total assets	$115,153	$108,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,069	$—
Accounts payable	2,903	3,338
Accrued expenses and other current liabilities	29,967	25,087
Restructuring reserve, current	296	1,300
Deferred license revenue	22,124	18,893
Deferred services revenue	40,406	40,969

Total current liabilities	108,765	89,587
Long-term debt	5,593	—
Restructuring reserve, non-current	137	2,298
Other non-current liabilities	415	1,265

Total liabilities	114,910	93,150

Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $1.00 par value; 1,000 shares authorized
Series D convertible preferred stock, 125 shares issued and outstanding (liquidation preference of $9,420) in 2001 and 2002	125	125
Series E convertible preferred stock; 50 shares issued and outstanding (liquidation preference of $3,768) in 2001 and 2002	50	50
Common stock, $0.01 par value; 90,000 shares authorized, 20,370 issued and 18,307 shares outstanding in 2001, 20,370 issued and 18,390 shares outstanding in 2002	204	204
Additional paid-in capital	62,923	63,129
Accumulated deficit	(46,770)	(33,029)
Restricted stock compensation	(709)	(304)
Accumulated other comprehensive loss	(189)	(62)
Treasury stock-at cost 2,063 shares in 2001 and 1,980 shares in 2002	(15,391)	(15,153)

Total shareholders’ equity	243	14,960

Total liabilities and shareholders’ equity	$115,153	$108,110

The accompanying notes are an integral part of these consolidated financial statements.

MAPICS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended September 30,
	2000	2001	2002
Revenue:
License	$40,986	$47,675	$40,207
Services	77,690	90,476	88,092

Total revenue	118,676	138,151	128,299

Operating expenses:
Cost of license revenue	12,438	16,437	14,647
Cost of services revenue	31,176	35,427	32,436
Selling and marketing	41,293	41,563	35,092
Product development	16,375	17,277	15,331
General and administrative	17,427	14,635	12,447
Amortization of goodwill	6,959	35,121	—
Acquisition costs	12,958	(1,981)	(1,000)
Restructuring costs	2,125	—	4,707

Total operating expenses	140,751	158,479	113,660

Income (loss) from operations	(22,075)	(20,328)	14,639
Interest income	1,032	786	519
Interest expense	(2,917)	(2,885)	(1,119)

Income (loss) before income tax expense (benefit) and extraordinary item	(23,960)	(22,427)	14,039
Income tax expense (benefit)	(6,239)	4,533	(20)

Income (loss) before extraordinary item	(17,721)	(26,960)	14,059
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $173	—	—	(318)

Net income (loss)	$(17,721)	$(26,960)	$13,741

Net income (loss) per common share (basic):
Income (loss) before extraordinary item	$(0.99)	$(1.48)	$0.77
Extraordinary loss on early extinguishment of debt, net of income tax benefit	—	—	(0.02)

Net income (loss) per common share (basic)	$(0.99)	$(1.48)	$0.75

Net income (loss) per common share (diluted):
Income (loss) before extraordinary item	$(0.99)	$(1.48)	$0.69
Extraordinary loss on early extinguishment of debt, net of income tax benefit	—	—	(0.02)

Net income (loss) per share common share (diluted)	$(0.99)	$(1.48)	$0.67

Weighted average number of common shares outstanding (basic)	17,896	18,223	18,355

Weighted average number of common shares and common equivalent shares outstanding (diluted)	17,896	18,223	20,520

The accompanying notes are an integral part of these consolidated financial statements.

MAPICS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)
	Series D and E Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Restricted Stock Compensation	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Par Value	Shares	Par Value					Shares	Cost
Balance as of September 30, 1999	175	$175	20,370	$204	$61,899	$(1,667)	$—	$—	2,778	$(22,352)	$38,259
Stock options exercised					(50)	(325)			(289)	3,084	2,709
Employee stock purchases					(157)	(41)			(64)	617	419
Stock and options issued to non-employees					243				(4)	42	285
Tax benefit associated with exercise of stock options and stock awards					581						581
Issuance of restricted stock					346		(845)		(53)	499	—
Compensation payable in common stock					(52)	(56)	141		17	(104)	(71)
Business acquisition payable in common stock					798				(107)	1,133	1,931

Subtotal	175	175	20,370	204	63,608	(2,089)	(704)		2,278	(17,081)	44,113

Net loss						(17,721)					(17,721)

Comprehensive loss						(17,721)					(17,721)

Balance as of September 30, 2000	175	175	20,370	204	63,608	(19,810)	(704)		2,278	(17,081)	26,392
Stock options exercised					(102)				(30)	230	128
Employee stock purchases					(419)				(118)	922	503
Stock and options issued to non-employees					1				(8)	75	76
Tax benefit associated with exercise of stock options and stock awards					32						32
Issuance of restricted stock					(197)		(579)		(94)	776	—
Compensation payable in common stock							574		35	(313)	261

Subtotal	175	175	20,370	204	62,923	(19,810)	(709)		2,063	(15,391)	27,392

Net loss						(26,960)					(26,960)
Other comprehensive loss, net of income taxes:
Foreign currency translation								(127)			(127)
Interest rate hedge								(62)			(62)

Comprehensive loss						(26,960)		(189)			(27,149)

Balance as of September 30, 2001	175	175	20,370	204	62,923	(46,770)	(709)	(189)	2,063	(15,391)	243
Stock options exercised					(17)				(43)	190	173
Employee stock purchases					19				(80)	390	409
Stock and options issued to non-employees					61				(8)	41	102
Tax benefit associated with exercise of stock options and stock awards					137						137
Issuance of restricted stock					6		(23)		(4)	17
Compensation payable in common stock							428		43	(346)	82
Treasury stock acquired									9	(54)	(54)

Subtotal	175	175	20,370	204	63,129	(46,770)	(304)	(189)	1,980	(15,153)	1,092

Net Income						13,741					13,741
Other comprehensive income, net of income taxes:
Foreign currency translation								65			65
Interest rate hedge								62			62

Comprehensive income						13,741		127			13,868

Balance as of September 30, 2002	175	$175	20,370	$204	$63,129	$(33,029)	$(304)	$(62)	1,980	$(15,153)	$14,960

The accompanying notes are an integral part of these consolidated financial statements.

MAPICS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$(17,721)	$(26,960)	$13,741
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,934	2,817	2,283
Amortization of computer software costs	6,758	6,586	6,546
Amortization of goodwill and other intangible assets	7,739	36,249	760
Amortization of debt issue costs	311	456	378
Write-off of computer software costs	7,919	1,552	—
Write-off of prepaid expenses	4,116	—	—
Loss on early extinguishment of debt	—	—	491
Royalty contract obligation	2,290	—	—
Provision for bad debts	1,214	2,261	1,100
Deferred income taxes	(5,343)	3,648	1,792
Settlement of pre-acquisition contingency	—	—	(1,000)
Other non-cash items, net	490	1,047	307

	10,707	27,656	26,398
Changes in operating assets and liabilities:
Accounts receivable	(3,003)	(1,453)	7,884
Deferred royalties	(3,813)	(1,589)	(89)
Deferred commissions	(8,772)	1,092	387
Prepaid expenses and other current assets	206	2,882	946
Other non-current assets	(474)	256	(1,704)
Accounts payable	598	(5,345)	435
Accrued expenses and other current liabilities	(1,015)	(763)	(4,536)
Restructuring reserve, current and non-current	—	—	3,165
Deferred license revenue	21,808	107	(3,231)
Deferred services revenue	4,315	398	563
Other non-current liabilities	—	—	792

Net cash provided by operating activities	20,557	23,241	31,010

Cash flows from investing activities:
Acquisitions, net of cash acquired	(47,199)	7	—
Purchases of property and equipment	(2,343)	(1,424)	(1,436)
Additions to computer software costs	(7,557)	(6,119)	(5,190)
Purchases of computer software	(664)	—	(470)

Net cash used for investing activities	(57,763)	(7,536)	(7,096)

Cash flows from financing activities:
Proceeds from long-term debt	40,000	—	—
Principal repayments of long-term debt	(13,720)	(10,338)	(18,662)
Payment of debt issuance costs	(1,378)	(96)	(196)
Proceeds from stock options exercised	2,709	128	173
Proceeds from employee stock purchases	419	503	409
Proceeds from revolving credit facility	—	—	8,428
Principal repayments of revolving credit facility	—	—	(8,428)
Acquisitions of treasury stock	—	—	(54)

Net cash provided by (used for) financing activities	28,030	(9,803)	(18,330)

Net increase (decrease) in cash and cash equivalents	(9,176)	5,902	5,584
Cash and cash equivalents at beginning of year	21,351	12,175	18,077

Cash and cash equivalents at end of year	$12,175	$18,077	$23,661

The accompanying notes are an integral part of these consolidated financial statements.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Basis of Presentation

Business

MAPICS, Inc. (“MAPICS”) is a global developer of collaborative business application software solutions designed specifically for use by manufacturers. Our goal is to deliver application software and consulting services that create value by providing a quick return on investment and improving bottom line financial results for our customers. Our solutions also allow manufacturers to make the most of their existing technology investments while taking advantage of new technologies at a pace that best fits their needs. In addition, our solutions bring our customers proven expertise, knowledge, and understanding of the business issues that are unique to manufacturers.

MAPICS, Inc. is headquartered in Alpharetta, Georgia, USA, with offices around the globe and a worldwide sales network of affiliate partners. We were originally incorporated in Massachusetts in 1980, and in 1998 we reincorporated in Georgia.

Basis of Presentation

The balance sheets as of September 30, 2001 and 2002 and the statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended September 30, 2002 are consolidated and consist solely of the separate financial statements of MAPICS, Inc. and our subsidiaries. The results of operations of our acquisitions have been included beginning on the date that each company became owned by MAPICS, Inc. We eliminated all significant intercompany accounts and transactions in consolidation.

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

Significant estimates underlying these financial statements include:

•	the valuation of accounts receivable and the allowance for doubtful accounts;

•	the processes used for amortizing and evaluating the net realizable value of computer software costs, goodwill and other intangible assets;

•	the determination of the restructuring costs, acquisition costs, and other items;

•	the estimate of percentage of completion revenue related to fixed price services agreements;

•	the valuation of deferred income taxes; and

•	the valuation of goodwill and other intangible assets.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

We consider all highly liquid debt instruments, primarily money market funds, purchased with maturities of three months or less to be cash equivalents.

Financial Instruments and Concentrations of Credit Risk

Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities” establishes accounting and reporting standards for derivative instruments, including some derivative instruments that are embedded in other contracts, and for hedging activities. The Statement requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure the instruments at fair value. On October 1, 2000, we adopted SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”

At September 30, 2001 and 2002, we held substantially all of our cash and cash equivalents on deposit with five and four financial institutions, respectively. We believe that the carrying amount of cash equivalents is a reasonable estimate of their fair value. As of September 30, 2001 and 2002, our cash and cash equivalents denominated in foreign currencies were $858,000 and $1.5 million.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Software is subject to rapid technological obsolescence and, as a result, future amortization periods for computer software costs could be shortened as a result of changes in technology in the future. Where future revenue is not expected to cover the related unamortized computer software costs, we either accelerate amortization or write-off the remaining unamortized amounts. In fiscal 2000, we wrote off $7.9 million of computer software development costs, including $1.4 million of acquired in-process research and development costs, due to the restructuring and acquisition costs associated with the acquisition of Pivotpoint and re-evaluation of our overall product strategy. In fiscal 2001, we wrote off $1.6 million of computer software development cost related to the translation of a version of our software that is no longer marketed for which a new release is now available.

We include amortization of computer software costs in cost of license revenue in the statement of operations. Amortization of computer software costs was $6.8 million, $6.6 million, and $6.5 million in fiscal 2000, 2001, and 2002.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets resulted primarily from our acquisitions of Pivotpoint in January 2000 and of the MAPICS business in 1993. Under SFAS 142, “Goodwill and Other Intangible Assets”, we discontinued periodic amortization of goodwill. We calculate amortization of intangible assets, which is included in cost of license revenue using the straight-line method over the estimated lives of the intangible assets as follows:

Installed customer base and affiliate network	7-15 years
Tradenames and trademarks	10 years

Debt Issuance Costs

We defer direct costs, including bank origination and amendment fees and legal fees, incurred in obtaining credit facilities and amortize such costs over the term of the related facility. In fiscal 2000, we incurred debt issuance costs of $1.4 million to establish our bank credit facility. In fiscal 2001 and fiscal 2002, we incurred $96,000 and $64,000 in additional debt issue costs related to the bank credit facility. In fiscal 2002, in conjunction with the new revolving credit facility, we capitalized an additional $132,000 of debt issue costs and are amortizing such costs over the life of the revolving credit facility.

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,”

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. As required by SFAS No. 144, we periodically assess the recoverability of the cost of our long-lived assets and other intangible assets. We base this assessment on several criteria, including but not limited to sales trends, undiscounted operating cash flows and other operating factors. If the undiscounted cash flows are below the carrying value of the assets recorded, we recognize an impairment in the amount the carrying value exceeds estimated fair value. See Note 8 for further discussion on impairment of long-lived assets.

Foreign Currency

The financial position and results of operations for a majority of our foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated into the reporting currency (U.S. dollars) at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the period are translated at the average exchange rate in effect during the period. Translation gains and losses are accumulated and reported as a separate component of stockholders’ equity. We incurred net foreign currency transaction losses of $926,000 in fiscal 2000, $194,000 in fiscal 2002 and net foreign currency transaction gains of $14,000 in fiscal 2001, mostly related to transactions within EMEA. The company has not entered into any foreign currency hedging contracts during any of the periods presented.

Revenue Recognition

We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position (SOP), 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,’” SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts,” and AICPA Technical Practice Aid (“TPA”) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

Software License and Support Revenue

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

We generally license our software products that operate on the IBM iSeries platform under annual renewable term licenses. When we first license an iSeries product, we receive both an initial license fee and an annual license fee. Our customers may renew the license for an additional one-year period upon payment of the annual license fee. We recognize the initial license fees under these annual renewable term licenses ratably as license revenue over the initial license period, which is generally twelve months. In addition, payment of the annual license fee entitles the customer to available software support for another year. If the annual license fee is not paid, the customer is no longer entitled to use the software and we may terminate the agreement. We record this annual license fee as services revenue ratably over the term of the agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	fees are fixed and determinable; and

(4)	determination that collection of the related receivable is probable.

The annual support fee, which is typically paid annually in advance, entitles the customer to receive annual support services, as available. We record these annual license fees as services revenue and recognize this revenue ratably over the term of the agreement.

Professional Services Revenue

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

Commission Expense

We defer sales commissions due to our affiliates on sales of time-based iSeries licenses and amortize these costs ratably over the same period as the revenue is recorded. We also evaluate the amount of direct sales force commissions for deferral and generally expense amounts as incurred. For perpetual licenses, we expense commissions in the period the sale is completed and the license revenue is recorded. We include the costs of these commissions in selling and marketing expense. We generally pay the commissions to our affiliates when we receive payment from our customers for the license fee.

Royalty Expense

We defer royalties due to our solution partners on sales of time-based iSeries licenses and amortize these costs ratably over the same period as the license revenue is recorded. For perpetual licenses, we expense the royalties in the period the sale is completed and the license revenue is recorded. We include the costs of these royalties in cost of license. We generally pay the royalties to our solution partners when we receive payment from our customers for the license fee.

Advertising Expense

We expense advertising costs as they are incurred. Advertising expenses in fiscal 2000, fiscal 2001, and fiscal 2002 were $1.3 million, $817,000, and $1.4 million, respectively.

Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculations of basic and diluted net income (loss) per common share or common share equivalent:

	Fiscal Years Ended September 30,
	2000	2001	2002
	(in thousands, except per share data)
Basic net income (loss) per common share:
Net income (loss)	$(17,721)	$(26,960)	$13,741

Weighted average common shares outstanding	17,896	18,223	18,355

Basic net income (loss) per common share	$(0.99)	$(1.48)	$0.75

Diluted net income (loss) per common share and common share equivalent:
Net income (loss)	$(17,721)	$(26,960)	$13,741

Weighted average common shares outstanding	17,896	18,223	18,355
Common share equivalents:
Convertible preferred stock	—	—	1,750
Common stock options	—	—	289
Contingently issuable stock	—	—	126

Weighted average common shares and common equivalent shares outstanding	17,896	18,223	20,520

Diluted net income (loss) per common share or common share equivalent	$(0.99)	$(1.48)	$0.67

Because their inclusion would have an antidilutive effect on net loss per common share, we excluded the average number of common share equivalents listed below from the computation of diluted net loss per share for fiscal 2000 and fiscal 2001:

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

As of October 1, 2001, we have adopted SFAS No. 142. The impact was as follows:

•	The balance of goodwill is $4.4 million at October 1, 2001. As we have discontinued amortizing goodwill as of October 1, 2001, fiscal 2002 has approximately $1.5 million less in amortization expense.

•
We were required to perform a transitional impairment test. This impairment test required us to (1) identify individual reporting units, if any, (2) determine the carrying value of any reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units, and (3) determine the fair value of any reporting units. If the carrying value of any reporting unit or the company exceeded its fair value, then the amount of any goodwill impairment would be determined through a fair value analysis of each of the assigned assets (excluding goodwill) and liabilities. We completed the transitional impairment test in the quarter ended March 31, 2002. Based on the results of the test, we did not record an impairment for goodwill.

•
Following the transitional impairment test, our goodwill balances will be subject to annual impairment tests using the same process described above. If any impairment is indicated as a result of the annual test, an impairment loss would be recorded as part of income from operations. We conducted the impairment test for fiscal 2002 and concluded no impairment had occurred.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2002, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” The EITF concluded that reimbursements for out of pocket expenses incurred should be included in the income statement. The EITF is effective for financial reporting periods beginning after December 15, 2001 but early adoption of the provisions of this issue is permitted. We have adopted EITF 01-14 as of April 1, 2002 with no material impact on our financial position, results of operations or cash flows. Amounts from prior year periods were deemed immaterial for reclassification.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We will apply SFAS No. 146 to any exit or disposal activities that we may enter into in future periods.

In November 2002, the FASB reached a consensus on EITF Issue 00-21 (the Issue), “Accounting for Revenue Arrangements with Multiple Deliverables.” The guidance in this Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We currently follow the appropriate pronouncement as discussed in “Revenue Recognition” and anticipate the Issue to have no impact on the results of our operations, financial position, or cash flows.

3.    Acquisitions

On January 12, 2000, we acquired Pivotpoint, Inc. for $48.0 million in cash, and accounted for the acquisition as a purchase. Pivotpoint, Inc. provides software and services to mid-size manufacturers that operate on NT and UNIX operating systems. We continue to enhance Pivotpoint’s software and continue providing the software and related services to compliment our existing suite of software and services. Pivotpoint’s results of operations are included in our income statement for the period from January 12, 2000 to September 30, 2000 and the years ended September 30, 2001 and 2002. We recorded goodwill of approximately $44.5 million related to the Pivotpoint acquisition, and began amortizing it over 5 years on a straight-line basis.

On March 1, 2000, we acquired an education business for $2.0 million. In exchange for this business, we issued 106,668 shares of restricted common stock, and we incurred transaction costs of $103,000. The purchase

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4.    Acquisition Costs and Restructuring Costs

Acquisition Costs.    Acquisition costs were $13.0 million in fiscal 2000 and a recovery of $2.0 million in fiscal 2001 and $1.0 million in fiscal 2002.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the purchase of Pivotpoint, a portion of the cash proceeds was put into escrow to cover any breach of warranties or representations contained in the purchase agreement or any additional undisclosed post-closing liabilities. In December 2000, we presented a claim against the escrow for the release of funds to cover certain liabilities not disclosed in the closing balance sheet. During the allocation period, we did not adjust the purchase price to reflect these escrow refund claims because the ultimate recovery of any escrow funds was neither probable nor could the amount to be recovered be reasonably estimated. During fiscal 2002, we entered into a settlement agreement with the sellers regarding the amount of the claim and we received approximately $1.3 million in cash for the settlement. Pursuant to SFAS No. 141, “Business Combinations,” $1.0 million of the settlement was related to pre-acquisition contingencies other than income taxes and is included as a reduction to acquisition costs in the consolidated statement of operations for fiscal 2002.

The settlement also included a receipt of $204,000 relating to pre-acquisition tax liabilities from the former shareholders of Pivotpoint. This portion of the settlement was recorded as a reduction of outstanding tax liabilities as of September 30, 2002 from the original purchase accounting allocation. The remaining $50,000 of the settlement was recorded as a liability for expenses incurred in relation to the settlement

Restructuring Costs.    We recorded restructuring costs of $2.1 million in fiscal 2000 and $4.7 million in fiscal 2002. We recorded no restructuring costs in fiscal 2001. On January 15, 2002, we announced a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% by June 30, 2002. The restructuring charge of $4.7 million during fiscal 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel.

The major components of the restructuring costs and the remaining restructuring accrual at September 30, 2002 were as follows (in thousands):

	Accrued Restructuring Costs at September 30, 2001	Restructuring Costs	Amounts Utilized	Accrued Restructuring Costs at September 30, 2002
Cost of abandonment of excess space and other	$433	$3,681	$(541)	$3,573
Employee severance and related costs	—	1,026	(1,001)	25

	$433	$4,707	$(1,542)	$3,598

We expect future cash expenditures related to these restructuring activities to be approximately $3.6 million, of which we will pay approximately $1.3 million during fiscal 2003.

After the Pivotpoint acquisition, we re-evaluated our overall product strategy in fiscal 2001 and directed greater efforts towards the e-business, supply chain management and Windows NT products. As a result of

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

several changes in product strategy, we incurred restructuring charges of $1.2 million for the reduction of our employee base by approximately 10% primarily related to the development activities for our iSeries products and $972,000 for the abandonment of excess office space. These restructuring actions resulted in reductions in our development spending for the iSeries products, our costs incurred for leased office space, and future amortization for certain purchased software. The effects of these actions were realized during fiscal 2001.

The major components of the acquisition costs and restructuring costs in fiscal 2000, fiscal 2001 and fiscal 2002 were as follows:

	Acquisition Costs and Restructuring Costs
	Total Items	Amounts Utilized
	(in thousands)
Acquisition Costs:
Write-off of capitalized software costs and in process research and development costs	$7,592	$(7,592)
Write-off of prepaid royalties	4,116	(4,116)
Costs for termination of technology distribution agreements	919	(919)
Other assets	331	(331)

Total Fiscal 2000	$12,958	$(12,958)

Settlement of third party royalty agreement	$(1,981)	$1,981

Total Fiscal 2001	$(1,981)	$1,981

Settlement of Pivotpoint pre-acquisition contingencies	$(1,000)	$1,000

Total Fiscal 2002	$(1,000)	$1,000

Restructuring Costs:
Severance and personnel related costs	$1,153	$(1,153)
Costs of abandonment of excess office space	972	(972)

Total Fiscal 2000	$2,125	$(2,125)

Severance and personnel related costs	$1,026	$(1,001)
Costs of abandonment of excess office space	3,681	(108)

Total Fiscal 2002	$4,707	$(1,109)

5.    Allowance for Doubtful Accounts

The following is a summary of the activity in the allowance for doubtful accounts during the last three fiscal years (in thousands):

	Beginning of Year Balance	Provision for Bad Debts	Write-Offs	Other	End of Year Balance
Fiscal 2000	$1,781	$1,214	$(1,116)	$644	$2,523
Fiscal 2001	2,523	2,261	(2,082)	754	3,456
Fiscal 2002	3,456	1,100	(2,822)	—	1,734

We establish reserves for customer receivable balances when we believe it is probable that we will not collect those receivables. We include the related provision for bad debts in general and administrative expenses.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Property and Equipment

Property and equipment consist of the following:

	September 30,
	2001	2002
	(in thousands)
Furniture and fixtures	$970	$930
Computer equipment	14,029	13,379
Leasehold improvements	782	911

	15,781	15,220
Accumulated depreciation and amortization	(11,274)	(11,624)

	$4,507	$3,596

During fiscal 2001 and fiscal 2002, we disposed of some of our computer equipment, furniture and fixtures and leasehold improvements. In fiscal 2001, the assets disposed had a net book value of $173,000, which we recorded as a loss. In fiscal 2002, the assets we disposed of had a book value of $65,000, which we also recorded as a loss.

7.    Computer Software Costs

Computer software costs consist of the following:

	September 30,
	2001	2002
	(in thousands)
Computer software development costs	$35,777	$39,529
Accumulated amortization	(20,257)	(24,936)

Net book value	15,520	14,593

Computer software translation costs	18,132	19,988
Accumulated amortization	(16,487)	(18,033)

Net book value	1,645	1,955

Purchased software costs	1,439	1,491
Accumulated amortization	(977)	(1,300)

Net book value	462	191

Computers software costs, net	$17,627	$16,739

8.    Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	September 30,
	2001	2002
	(in thousands)
Goodwill	$47,093	$46,415
Installed customer base and affiliate network	7,934	7,934
Tradenames and trademarks	856	856

	55,883	55,205
Accumulated amortization	(47,389)	(48,149)

	$8,494	$7,056

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Throughout fiscal 2001, the U.S. economy entered a recession, as did the economies of other countries in which we operate. The continuing recession adversely affected capital expenditures and software licensing activity, particularly in the manufacturing sector of the economy to which we sell our software and services. As a result, the revenue and profit realized from the acquisitions we made in fiscal 2000 were less than originally anticipated, and as a result, the estimated fair value of the assets acquired in fiscal 2000 declined.

Based on these circumstances, in the fourth quarter of fiscal 2001 we assessed the recoverability of our goodwill and intangible assets pursuant to Statement of Accounting Financial Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We reviewed the identifiable undiscounted future cash flows including the estimated residual value to be generated by the assets to be held and used by the businesses acquired in fiscal 2000 at their asset grouping level. These cash flows were below the carrying value of the assets recorded. Consequently, we recognized an impairment as accelerated amortization of $26.0 million, the amount by which the carrying value of these assets and the related goodwill exceeded their estimated value using the discounted cash flow method.

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

During fiscal 2000 and fiscal 2001, we recorded $7.0 million and $35.1 million in amortization of goodwill. The impact of amortization of goodwill on net income for the years ended September 30, 2000 and September 30, 2001 was as follows (in thousands, except per share data):

	Fiscal Year Ended September 30, 2000	Fiscal Year Ended September 30, 2001
Reported net income (loss)	$(17,721)	$(26,960)
Add back:
Goodwill amortization	6,959	35,121

Net income excluding goodwill amortization	$(10,762)	$8,161

Basic net income (loss) per common share:
Reported net income (loss)	$(0.99)	$(1.48)
Add back:
Goodwill amortization	0.39	1.93

Net income excluding goodwill amortization	$(0.60)	$0.45

Weighted average number of common shares outstanding (basic)	17,896	18,223

Diluted net income (loss) per common share:
Reported net income (loss)	$(0.99)	$(1.33)
Add back:
Goodwill amortization	0.39	1.73

Net income excluding goodwill amortization	$(0.60)	$0.40

Weighted average number of common shares outstanding (diluted)	17,896	20,274

Intangible assets, other than goodwill, that have finite useful lives will continue to be amortized over their estimated useful lives. Our intangible assets consist principally of tradenames, trademarks, and installed customer

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

base and affiliate network, and all are considered to have finite lives. The gross carrying amount of intangible assets as of September 30, 2002 was $8.8 million with a balance of $5.4 million in accumulated amortization.

Amortized Intangible Assets (in thousands):

	As of September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Installed customer base and affiliate network	$7,934	$4,602	$3,332
Tradenames and trademarks	856	821	35

Total	$8,790	$5,423	$3,367

The weighted average amortization lives of the installed customer base and affiliate network and of the tradenames and trademarks is 13 years and 10 years, respectively.

Aggregate Amortization Expense (in thousands):

Twelve Months Ended September 30, 2002
Aggregate amortization expense	$760

Estimated Amortization Expense for the Fiscal Years Ended (in thousands):
September 30, 2003	$709
September 30, 2004	$673
September 30, 2005	$673
September 30, 2006	$673
September 30, 2007	$470

In March 2002, certain tax liabilities, deferred tax assets, and net operating losses from the acquisition of Pivotpoint were adjusted to reflect current estimates based on the settlement of an IRS exam, and pursuant to SFAS No. 109, “Accounting for Income Taxes,” goodwill was adjusted downward by $678,000 as of March 31, 2002. At September 30, 2002, the remaining balance of goodwill net of accumulated amortization was $3.7 million.

Changes in Goodwill for the Twelve Months Ended September 30, 2002:
Balance as of September 30, 2001	$4,367
Change in estimate of pre-acquisition Pivotpoint income tax liabilities	(678)

Balance as of September 30, 2002	$3,689

9.    Long-Term Debt and Revolving Credit Facility

In fiscal 2000, in conjunction with our acquisition of Pivotpoint, we borrowed $40.0 million under the term loan portion of a bank credit facility to finance a portion of the purchase price. The term loan required us to make quarterly principal repayments in various amounts and was scheduled to mature on December 31, 2002.

On April 26, 2002, we entered into a new secured revolving credit facility, which provides for a revolving credit line of up to $10.0 million. On that date, we borrowed $8.4 million under the new revolving credit facility

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to repay the remaining balance of the term loan under our previous bank credit facility, and we terminated the previous bank credit facility. At the time of refinancing, the balance of the unamortized debt issuance costs relating to our original term loan was $491,000. We wrote down the remaining balance of debt issuance costs, net of income tax benefit of $173,000, and classified the write-down as an extraordinary item in our consolidated statement of operations in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” We have not historically required debt financing for operating purposes and do not anticipate requiring debt financing for such purposes in the foreseeable future. The write-down met the criteria for classification as extraordinary since the early termination of the bank credit facility was determined to be an event that is both infrequent and unusual. We repaid the entire $8.4 million on the new secured revolving credit facility during fiscal 2002. In conjunction with the new revolving credit facility, we capitalized $132,000 of debt issue costs and are amortizing such costs over the life of the revolving credit facility.

Our new revolving credit facility matures on April 24, 2003 and may be extended for an additional 364-day term at our request and at the discretion of the bank. We may make voluntary prepayments of the revolving loans without premium or penalty, and all outstanding unpaid principal on the revolving loans will mature on April 24, 2003 but may be extended if the credit facility is extended. At our option, the interest rates for the revolving credit facility are either adjusted LIBOR plus 2.50% per year or the defined base rate plus 1.00% per year. The base rate is the higher of the defined prime rate or the federal funds rate plus one-half of one percent. Substantially all of our domestic assets are pledged as collateral for any obligations under the new revolving credit facility. Additionally, all of our domestic subsidiaries have guaranteed the repayment of our obligations under the revolving credit facility.

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

10.    Financial Instruments

The bank credit facility required us to enter into an interest rate protection arrangement. Accordingly, during fiscal 2000, we entered into an interest rate swap arrangement with a bank. The purpose of the interest rate swap arrangement was to reduce our exposure to interest rate fluctuations by converting variable rate interest payments to fixed rate interest payments on a portion of the outstanding balance under our term loan. Under the terms of the interest rate swap arrangement; we paid the bank a fixed rate of 7.00% on a decreasing notional principal amount in exchange for a variable rate payment based on three-month LIBOR. The hedge expired on December 31, 2001. Upon adoption of SFAS No. 133, we determined that the interest rate swap was an effective hedge and recorded the hedge as a liability of $69,000 on our balance sheet. At September 30, 2001 and 2002, the hedge had a liability of $100,000 and $0, respectively. We recognized no gain or loss related to this swap during fiscal 2001 and 2002. Because this swap was considered an effective hedge, we recorded a change in accumulated other comprehensive loss of $(62,000), net of income taxes, for fiscal 2001 and $62,000, net of income taxes, for fiscal 2002. Accumulated other comprehensive loss is presented as a separate component of shareholders’ equity on our consolidated balance sheet.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,
	2001	2002
	(in thousands)
Accrued commissions and royalties	$15,049	$14,210
Accrued income taxes payable	6,742	4,179
Accrued payroll and related expenses	4,563	3,431
Other	3,613	3,267

	$29,967	$25,087

Accrued payroll and related expenses include $1.5 million and $1.6 million for compensated absences as of September 30, 2001 and 2002.

12.    Income Taxes

The components of income tax expense (benefit) before extraordinary item are as follows:

	Fiscal Years Ended September 30,
	2000	2001	2002
	(in thousands)
Federal:
Current	$(935)	$167	$(2,111)
Deferred	(5,377)	3,288	1,268

	(6,312)	3,455	(843)

State:
Current	91	107	406
Deferred	(547)	329	127

	(456)	436	533

Foreign:
Current	529	642	290
Deferred	—	—	—

	529	642	290

	$(6,239)	$4,533	$(20)

The reconciliation of aggregate tax expense (benefit) per the consolidated statement of operations is as follows:

	Fiscal Years Ended September 30,
	2000	2001	2002
	(in thousands)
Income tax expense (benefit)	$(6,239)	$4,533	$(20)
Income tax (benefit) related to extraordinary item	—	—	(173)

	$(6,239)	$4,533	$(193)

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income (loss) from domestic and foreign operations before income tax expense (benefit) are as follows:

	Fiscal Years Ended September 30,
	2000	2001	2002
	(in thousands)
Domestic	$(23,995)	$(21,579)	$14,950
Foreign	35	(848)	(911)

	(23,960)	(22,427)	14,039
Extraordinary item—domestic	—	—	(491)

	$(23,960)	$(22,427)	$13,548

The actual income tax expense (benefit) before extraordinary item differs from the expected income tax expense (benefit) calculated by applying the federal statutory rate of 35.0% to income before income tax expense (benefit) and extraordinary item as follows:

	Fiscal Years Ended September 30,
	2000	2001	2002
	(dollars in thousands)
Expected income tax expense (benefit) at the domestic federal statutory rate	$(8,406)	$(7,849)	$4,914
State income taxes, net of federal income tax benefit	(417)	283	346
Foreign income tax rate differential	529	785	589
Tax credits utilized	(456)	(293)	(263)
Permanent differences arising from acquisitions	2,618	11,619	(350)
Resolution of certain federal income tax uncertainties	—	—	(5,000)
Other	(107)	(12)	(256)

	$(6,239)	$4,533	$(20)

Effective income tax expense (benefit) rates	(26.0)%	20.2%	(0.1)%

The aggregate effective income tax benefit rate for fiscal 2002, including the extraordinary item, is (1.4)%.

The effective tax rates before extraordinary item for fiscal 2000 and 2001 differ from the statutory federal rate of 35.0% principally due to the effect of amortization of goodwill and other intangible assets that are not deductible for income tax purposes. We amortized a significant portion of the goodwill and other intangible assets related to our acquisitions during fiscal 2000 and 2001. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of October 1, 2001 and therefore will not be amortizing the remaining portion of goodwill. The effective tax rate for fiscal 2002 differs from the statutory federal income tax rate of 35.0% principally due to a $5.0 million benefit that we recorded during the third quarter. This tax benefit resulted from changes in income taxes payable during the quarter due to the resolution of federal income tax uncertainties related to tax net operating losses (NOLs) retained by us in connection with the 1997 separation of Marcam Corporation into two companies. Accordingly, we recorded this income tax benefit and a corresponding decrease to income taxes payable. We still retain additional favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and we may realize additional future income tax benefits related to these tax attributes in future periods if and when they become certain. Additionally, the impact of state and foreign income taxes and the adjustment of goodwill of Pivotpoint created differences from the expected income

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax expense (benefit) calculated by applying the federal statutory rate to our income before income tax expense (benefit) and extraordinary item.

Significant components of our deferred tax assets and liabilities are as follows:

	September 30,
	2001	2002
	(in thousands)
Deferred tax assets:
Deferred license and services revenue	$8,182	$6,921
Federal and state net operating loss carryforwards	4,001	3,477
Tax credits	4,275	4,398
Reserves and accruals	1,549	2,332
Allowance for doubtful accounts	1,424	584
Other	406	612

Total deferred tax assets	19,837	18,324

Deferred tax liabilities:
Deferred royalties and commissions	(4,386)	(4,106)
Computer software costs	(3,829)	(3,658)
Other	(117)	(450)

Total deferred tax liabilities	(8,332)	(8,214)

Net deferred tax assets	$11,505	$10,110

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will realize some or all of the deferred tax assets. Accordingly, we have recorded deferred tax assets at the amount we believe is more likely than not to be realized.

At September 30, 2001 and 2002, we had federal net operating loss carryforwards of $10.4 million and $9.0 million and research and experimentation and other credit carryforwards of $4.3 million and $4.4 million. The net operating losses and tax credits at September 30, 2002 expire between fiscal 2003 and fiscal 2020. The utilization of a significant portion of the net operating losses and tax credits is limited on an annual basis due to various changes in ownership of both MAPICS and Pivotpoint. We do not believe that these limitations will significantly impact our ability to utilize the net operating losses and tax credits before they expire.

In March 2002, the Internal Revenue Service completed its examination of the Pivotpoint income tax returns for tax years 1992 through 1995. As a result of this examination, we paid income taxes of approximately $190,000 plus accrued interest. The examination did not have a significant effect on our net operating loss carryforwards or other tax credit carryforwards.

13.    Commitments and Contingencies

We lease office space and equipment under operating leases, some of which contain renewal options and generally requires us to pay insurance, taxes and maintenance. The lease on our headquarters building includes scheduled base rent increases over the term of the lease. We charge to expense the total amount of the base rent payments using the straight-line method over the term of the lease. In addition, we pay a monthly allocation of the building’s operating expenses. We have recorded a deferred credit to reflect the excess of rent expense over

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash payments since inception of the lease in March 1999. Total rental expense under all operating lease agreements was $5.1 million, $4.1 million and $3.6 million in fiscal 2000, fiscal 2001, and fiscal 2002. We recorded $242,000 in sub-lease income receipts in fiscal 2001 and $678,000 in fiscal 2002.

Future minimum lease payments and sub-lease receivables under noncancelable operating leases having initial or remaining lease terms longer than one year as of September 30, 2002 were as follows (in thousands):

	Gross Rent	Sublease Rental Income	Net Amount
Fiscal Years Ending September 30:
Operating Leases
2003	$3,295	$648	$2,647
2004	2,943	636	2,307
2005	2,537	645	1,892
2006	2,527	383	2,144
2007	2,815	—	2,815
Thereafter	—	—	—

Total	$14,117	$2,312	$11,805

Litigation

From time to time, we are involved in legal proceedings incidental to the conduct of our business. The outcome of these claims cannot be predicted with certainty. We do not believe that the legal matters to which we are a party are likely to have a material adverse effect on our results of operation or financial condition.

14.    Shareholders’ Equity and Stock-Based Compensation Plans

Our authorized capital stock consists of 90,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $1.00 per share.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund future development and growth, the operation of our business, and the repayment of any amounts outstanding under our bank credit facility. Additionally, covenants in our revolving credit facility limit the payment of cash dividends and treasury stock repurchases.

Preferred Stock

Of the 1,000,000 authorized shares of preferred stock:

•	one share has been designated as series A preferred stock;

•	one share has been designated as series B preferred stock;

•	one share has been designated as series C preferred stock;

•	225,000 shares have been designated as series D convertible preferred stock;

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	100,000 shares have been designated as series E convertible preferred stock; and

•	30,000 shares have been designated as series F junior participating preferred stock.

As of September 30, 2001 and 2002, we had outstanding 125,000 shares of series D convertible preferred stock and 49,999 shares of series E convertible preferred stock. For information regarding the series F junior participating preferred stock, see “Rights Plan.”

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

Warrants

In May 1994, in connection with the sale of subordinated notes, we issued warrants to purchase an aggregate of 526,309 shares of common stock at an exercise price of $6.50, as adjusted from time to time. We refer to these warrants as the sub debt warrants. These sub-debt warrants were exercisable during the period commencing June 30, 1994 and ending April 30, 2001. The sub-debt warrants expired unexercised on April 30, 2001.

In July 1996, in connection with the issuance and sale of the series E convertible preferred stock, we issued and sold warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $11.53, as adjusted from time to time. The series E warrants are exercisable at any time during the period commencing July 23, 1996 and ending July 23, 2003.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Plans

At September 30, 2002, we had five stock option plans and an employee stock purchase plan, described below.

The 1998 Long-Term Incentive Plan.    The MAPICS, Inc. 1998 Long-Term Incentive Plan, or 1998 LTIP, allows us to issue up to 4,500,000 shares of common stock through various stock-based awards to our directors, officers, employees and consultants, including an additional 1,500,000 shares authorized in fiscal 2000 and an additional 1,000,000 shares authorized in fiscal 2002. The stock-based awards can be in the form of (a) incentive stock options, or ISOs, or non-qualified stock options; (b) stock appreciation rights; (c) performance units; (d) restricted stock; (e) dividend equivalents; and (f) other stock based awards. In general, the exercise price specified in the agreement relating to each ISO granted under the 1998 LTIP is required to be not less than the fair market value of the common stock as of the date of grant.

During fiscal 2000, fiscal 2001, and fiscal 2002, we granted 53,000, 94,000, and 3,610 shares of restricted stock to some of our employees under the 1998 LTIP. Restricted stock are shares of common stock that we granted outright without cost to the employee. The shares, however, are restricted in that they may not be sold or otherwise transferred by the employee until they vest, generally after the end of three years. If the employee is terminated prior to the vesting date for any reason other than death or retirement, the restricted stock generally will be forfeited and the restricted stock will be returned to us. After the shares have vested, they become unrestricted and may be transferred and sold like any other shares of common stock.

We recognize compensation expense over the vesting period based on the fair value on the grant date. Unearned restricted stock compensation, which represents compensation expense attributable to future periods, is presented as a separate component of shareholders’ equity. During fiscal 2000, fiscal 2001, and fiscal 2002, we recognized compensation expense, including the effect of forfeitures, of $(15,000), $261,000, and $185,000 related to restricted stock awards.

The Directors Plan.    The MAPICS, Inc. 1998 Non-Employee Director Stock Option Plan allows us to issue non-qualified stock options to purchase up to 460,000 shares of common stock to eligible members of the board of directors who are neither our employees nor our officers, including an additional 150,000 shares authorized in fiscal 2002. In general, the exercise price specified in the agreement relating to each non-qualified stock option granted under the Directors Plan is required to be the fair market value of the common stock at the date of grant. Subject to specific provisions, stock options granted under the Directors Plan become exercisable in various increments over a period of one to four years, provided that the optionee has continuously served as a member of the board of directors through the vesting date. The stock options granted under the Directors Plan expire ten years from the date of grant.

The Directors Incentive Plan.    The 1998 Non-Employee Directors Stock Incentive Plan provides for the issuance of common stock, deferred rights to receive common stock and non-qualified stock options to purchase up to 160,000 shares of common stock to eligible members of the board of directors who are neither our employees nor our officers, including an additional 100,000 shares authorized in fiscal 2002. During fiscal 2000, fiscal 2001, and fiscal 2002, we issued 4,404, 12,033, and 7,751 shares of common stock under the Directors Incentive Plan.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the 2000 ESPP, we sold 118,485 and 79,750 shares of common stock to employees during fiscal 2001 and fiscal 2002. At September 30, 2001 and 2002, we had available 381,515 and 301,765 shares for issuance under the 2000 ESPP. The 2000 ESPP expires on December 31, 2007.

The 1998 ESPP.    The MAPICS, Inc. 1998 Employee Stock Purchase Plan, or 1998 ESPP, was discontinued in June 2000 when it was replaced by the 2000 ESPP. Its terms were substantially similar to those of the 2000 ESPP. We sold 63,755 shares of common stock to employees during fiscal 2000 under the 1998 ESPP.

Additional Stock Option Grants.    During prior fiscal years, the board of directors authorized the issuance of stock options to purchase 25,260 shares of common stock, which we granted outside of the existing stock option plans.

Except for the look-back options issued under the 2000 ESPP and 1998 ESPP, all stock options granted under our stock-based compensation plans, as well as those stock options granted outside our stock-based compensation plans, were granted at exercise prices not less than the fair market value of the common stock at the date of grant.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the activity and historical weighted average exercise prices of our stock options for the periods from September 30, 1999 through September 30, 2002.

	Number of Shares Under Options	Weighted Average Exercise Price($)
Balance as of September 30, 1999	3,605,437	10.76
Granted	1,835,609	11.86
Exercised	(288,929)	9.38
Canceled/expired	(403,737)	11.96

Balance as of September 30, 2000	4,748,380	11.22
Granted	875,946	5.03
Exercised	(29,500)	4.34
Canceled/expired	(899,664)	12.91

Balance as of September 30, 2001	4,695,162	9.78
Granted	976,547	7.32
Exercised	(42,750)	4.05
Canceled/expired	(358,843)	11.46

Balance as of September 30, 2002	5,270,116	9.25

The following tables summarize information about the stock options outstanding at September 30, 2002:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 3.56–5.28	772,351	7.7	$3.99	388,151	$4.15
5.50–8.25	1,999,661	8.0	6.93	510,686	7.44
8.44–12.63	1,413,866	4.8	10.05	1,292,191	10.06
12.88–18.44	995,863	5.9	15.74	685,313	15.80
19.53–22.50	88,375	6.3	21.97	64,200	22.02

	5,270,116			2,940,541

	At September 30,
	2000	2001	2002
Shares available for option grant under all option plans	1,007,960	510,066	917,758
Shares available for grant under Employee Stock Purchase Plans	500,000	381,515	301,765

Total	1,507,960	891,581	1,219,523

Pro Forma Information

We apply APB Opinion No. 25 and related interpretations in accounting for our stock option plans and employee stock purchase plan and have adopted the disclosure-only provisions of SFAS No. 123. In general, we have not recognized compensation expense for stock options granted to our directors, officers or employees

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under our stock-based compensation plans. If we did recognize compensation cost for stock options issued to our directors, officers and employees as prescribed in SFAS No. 123, we would have reduced or increased our net income (loss), net income (loss) per common share (basic) and net income (loss) per common share (diluted) as follows (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2000	2001	2002
Net income (loss)	$(17,721)	$(26,960)	$13,741
Pro forma effect of SFAS No. 123	(2,653)	(3,202)	(3,045)

Pro forma net income (loss)	$(20,374)	$(30,162)	$10,696

Basic net income (loss) per common share	$(0.99)	$(1.48)	$0.75
Pro forma effect of SFAS No. 123	(0.14)	(0.17)	(0.17)

Pro forma basic net income (loss) per common share	$(1.13)	$(1.65)	$0.58

Diluted net income (loss) per common share	$(0.99)	$(1.48)	$0.67
Pro forma effect of SFAS No. 123	(0.14)	(0.17)	(0.15)

Pro forma diluted net income (loss) per common share	$(1.13)	$(1.65)	$0.52

We estimated the fair value of the options granted under the stock option plans at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended September 30,
	2000	2001	2002
Weighted average grant date fair value of options	$8.28	$3.34	$4.42
Dividend yield	0%	0%	0%
Expected volatility	83%	82%	71%
Risk-free interest rate	6.35%	4.67%	4.49%
Expected life of options	5 years	5 years	5 years

We estimated the fair value of the look-back options granted under the 2000 ESPP and 1998 ESPP at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended September 30,
	2000	2001	2002
Weighted average grant date fair value of options	$2.80	$2.07	$1.62
Dividend yield	0%	0%	0%
Expected volatility	83%	82%	49%
Risk-free interest rate	6.15%	5.87%	2.73%
Expected life of options	6 months	6 months	6 months

Treasury Stock

On July 31, 2002, we announced that our Board of Director’s approved a plan to repurchase our outstanding common stock up to $10 million in light of our stock price and liquidity position. Purchases will be made from time to time, depending on market conditions, in private transactions as well as in the open market at prevailing market prices. During fiscal 2002, we repurchased 8,900 shares of stock for $54,000. These shares will be available for general corporate purposes.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Employee Benefit Plans

Retirement Plan

We have a defined contribution 401(k) retirement plan covering substantially all of our employees in the United States. Under this plan, eligible employees may contribute a portion of their salary until retirement. We match a portion of the employees’ contributions and pay the administration costs of the plan. We incurred total expenses under this plan of $854,000, $845,000, and $867,000 in fiscal 2000, fiscal 2001, and fiscal 2002.

Group Medical Plan

We have a self-insured group medical plan to which both we, and eligible employees are required to make contributions. The plan is administered by a third party who reviews all claims filed and authorizes the payment of benefits. We expense medical claims as they are incurred, and we recognize a liability for claims incurred but not reported. As of September 30, 2001 and 2002, we had a reserve of $313,000 and $320,000 for medical claims.

16.    Operating Segments and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” defines operating segments as components of an enterprise about which separate financial data are available and are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker, for this purpose, is our president and chief executive officer who acts with the support of other executive officers and vice presidents. For fiscal 2000, fiscal 2001, and fiscal 2002, we had primarily one operating segment that provides software and services to manufacturing enterprises worldwide. Our principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of the United States include Europe, the Middle East, Africa, Latin America, Asia Pacific, and Canada.

We regularly prepare and evaluate separate financial information for each of our principal geographic areas, including 1) North America, 2) EMEA, and 3) LAAP. In evaluating financial performance, we focus on operating profit as a measure of a geography’s profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of some corporate expenses. We include our corporate division in the presentation of reportable segment information because some of the income and expense of this division are not allocated separately to the operating segments. We generally do not evaluate assets by geography, except for accounts receivable.

The following tables include financial information related to our geographic areas (in thousands):

	North America	EMEA	LAAP	Corporate	Total
Fiscal 2000 :
Revenue from unaffiliated customers	$89,776	$20,987	$7,913	$—	$118,676
Income (loss) from operations	9,828	1,021	(973)	(31,951)	(22,075)
Interest income					1,032
Interest expense					(2,917)

Loss before income tax expense (benefit)					$(23,960)

Depreciation and amortization	$9,376	$222	$94	$7,739	$17,431
Accounts receivable, net (at year end)	$26,604	$5,225	$3,345	$46	$35,220

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	North America	EMEA	LAAP	Corporate	Total
Fiscal 2001
Revenue from unaffiliated customers	$106,897	$22,865	$8,389	—	$138,151
Income (loss) from operations	18,184	4,921	(1,678)	(41,755)	(20,328)
Interest income					786
Interest expense					(2,885)

Loss before income tax expense (benefit)					$(22,427)

Depreciation and amortization	$9,054	$210	$139	$36,249	$45,652
Accounts receivable, net (at year end)	$28,099	$3,067	$3,246	$—	$34,412

Fiscal 2002
Revenue from unaffiliated customers	$97,376	$21,918	$9,005	$—	$128,299
Income (loss) from operations	17,491	5,010	1,214	(9,076)	14,639
Interest income					519
Interest expense					(1,119)

Loss before income tax expense (benefit)					$14,039

Depreciation and amortization	8,530	182	117	760	$9,589
Accounts receivable, net (at year end)	$19,454	$2,398	$3,576	$—	$25,428

The information presented above may not be indicative of results if the geographic areas were independent organizations. No single customer accounts for more than 5% of our revenue. We eliminate transfers between geographic areas in the preparation of the consolidated financial statements.

	Fiscal 2000	Fiscal 2001	Fiscal 2002
Revenue from unaffiliated customers:
United States	$80,850	$103,809	$92,423
Foreign countries	37,826	34,342	35,876

	$118,676	$138,151	$128,299

Long-lived assets:
United States	$5,109	$3,853	$3,051
Foreign countries	964	654	545

	$6,073	$4,507	$3,596

No single foreign country had a material portion of total revenue from unaffiliated customers or total long-lived assets. Long-lived assets consist of property and equipment, net of accumulated depreciation.

17.    Supplemental Disclosure of Cash Flow Information

Payments for Income Taxes and Interest

In fiscal 2000 and fiscal 2002, we made cash payments for income taxes, net of income tax refunds, of $328,000 and $617,000. In fiscal 2001, we received cash refunds of income taxes, net of income tax payments, of $1.6 million. In fiscal 2000, fiscal 2001, and fiscal 2002 we made cash payments for interest of $1.9 million, $3.1 million, and $575,000.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are summarized below (in thousands):

	Fiscal Years Ended September 30,
	2000	2001	2002
Liabilities and debt assumed in acquisition	$15,314	$—	$—
Restricted common stock issued in an acquisition	1,931	—	—
Expense for stock-based awards	270	337	—
Tax benefit associated with the exercise of stock options and stock awards	581	32	137
Decrease in deferred tax assets from settlement of pre-acquisition contingencies	—	—	258

18.    Susbequent Event

On November 25, 2002, we announced that we had entered into a definitive merger agreement pursuant to which we will acquire Frontstep. Pursuant to the terms of the merger agreement, shareholders of Frontstep, including holders of Frontstep’s Series A Convertible Participating Preferred Stock, will receive, in the aggregate, 4.2 million shares of MAPICS common stock in exchange for all of the outstanding Frontstep shares and the assumption by MAPICS of up to $21.5 million of Frontstep’s debt as well as certain outstanding stock options and warrants. Frontstep shareholders will receive approximately 0.30 MAPICS shares for each share of Frontstep common stock held as of the effective time of the merger. Closing, which is expected to occur during the first calendar quarter of 2003, remains subject to certain closing conditions including, but not limited to, regulatory clearance and approval of the acquisition by MAPICS and Frontstep shareholders. In connection with the merger agreement, Frontstep officers, directors and certain shareholders, including all holders of the preferred stock, have entered into agreements to vote shares held by them in favor of the proposed transaction. Pursuant to these voting agreements, shareholders expected to hold a majority of the voting shares of Frontstep common stock as of the record date have committed to vote their shares in favor of the transaction. Under Ohio law, the transaction must be approved by the holders of at least two-thirds of the voting power of Frontstep. The proposed merger is intended to qualify as a tax-free reorganization pursuant to Section 368(a) of the Internal Revenue Code.

MAPICS, Inc. and Subsidiaries

Supplemental Financial Information

Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2000:
Total revenue	$30,525	$34,521	$27,931	$25,699	$118,676
Income (loss) before income tax expense (benefit)	4,101	(17,210)	(1,787)	(9,064)	(23,960)
Net income (loss)	$2,522	(12,307)	(1,964)	(5,972)	(17,721)
Net income (loss) per common share (diluted)	$0.13	$(0.69)	$(0.11)	$(0.33)	$(0.99)
Weighted average number of common shares and common equivalent shares outstanding (diluted)	19,781	17,832	18,056	18,096	17,896
Fiscal 2001:
Total revenue	$30,931	$34,995	$37,013	$35,211	$138,151
Income (loss) before income tax expense (benefit)	(1,540)	288	2,807	(23,982)	(22,427)
Net income (loss)	$(1,360)	173	509	(26,282)	(26,960)
Net income (loss) per common share (diluted)	$(0.08)	$0.01	$0.03	$(1.44)	$(1.48)
Weighted average number of common shares and common equivalent shares outstanding (diluted)	18,132	20,270	20,249	18,291	18,223
Fiscal 2002:
Total revenue	$33,293	$33,207	$31,257	$30,542	$128,299
Income (loss) before income tax expense (benefit)	3,022	484	4,321	6,212	14,039
Net income	$1,859	330	7,515	4,037	13,741
Net income per common share (diluted)	$0.09	$0.02	$0.36	$0.20	$0.67
Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,402	20,540	20,596	20,461	20,520

We have experienced fluctuations in our quarterly operating results and anticipate that these fluctuations will continue and may intensify.

During fiscal 2000, we recorded restructuring, acquisition and other items in the second, third and fourth quarters of $16.0 million, $(2.2) million, and $4.4 million. These items consisted of restructuring and acquisition costs of $15.1 million related to the Pivotpoint acquisition and resulting change in product strategy and special costs of $3.1 million from the write-off of non-productive technology-related assets and compensation expense recorded in connection with the acquisition of Pivotpoint.

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

During the second quarter of fiscal 2002, we recorded a restructuring charge of $4.7 million. Additionally, we recorded a $1.0 million benefit related to the settlement of certain escrow claims with former shareholders of Pivotpoint. See Note 4 for a further discussion of this benefit. As discussed in Note 12, we recorded a $5 million tax benefit in the third fiscal quarter related to the resolution of federal income tax uncertainties. In the fourth quarter of fiscal 2002, we reversed a $2.3 million purchase commitment accrual from a technology distribution agreement as the agreement was eliminated. The reversal was recorded as a reduction to general and administrative expenses.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Our board of directors is comprised of six persons and is divided into three classes of two directors each. The shareholders elect the directors in each class for a term of three years and until their successors are elected and qualified. The term of office of one class of directors expires each year at the annual meeting of shareholders, and the shareholders elect a new class of directors each year at that time. Set forth below is information as of September 30, 2002 about each of our six directors.

George A. Chamberlain 3d, age 67, has been a director MAPICS since August 1997. Mr. Chamberlain has been the Chief Financial Officer of Neartek, Inc., an information storage solution company, since October 2001. From January 2001 to June 2001, Mr. Chamberlain was the Chief Financial Officer of MediaMap. From September 1997 to December 2000, Mr. Chamberlain was the Chief Financial Officer of Radnet, Inc., a computer software company. From September 1994 to August 1997, he served as our Chief Financial Officer. During 1993 and 1994, Mr. Chamberlain was an Executive Vice President with Capital Technologies, Inc., a consulting and venture capital company. Mr. Chamberlain retired from Digital Equipment Corporation in 1992 after 23 years of service, where his last position was Vice President of Finance. Mr. Chamberlain’s current term as a director of MAPICS will expire at the 2005 annual meeting of shareholders.

Richard C. Cook, age 55, has been our President and Chief Executive Officer and a member of our board since August 1997. From October 1994 to July 1997, Mr. Cook served as the Senior Vice President and General Manager of our MAPICS Business Group. Mr. Cook served as the President and Chief Executive Officer of MAPICS, Inc., a former subsidiary, from March 1993 to October 1994. Mr. Cook was employed by IBM as Director of its Atlanta Software Development Laboratory from March 1990 to February 1993 and as Director of its Corporate Computer Integrated Manufacturing Project Office from March 1988 to March 1990. Mr. Cook’s current term as a director of MAPICS will expire at the 2005 annual meeting of shareholders.

Edward J. Kfoury, age 64, has been a member of the MAPICS board since May 1993. He was initially appointed to the board of directors as a designee of IBM, but he no longer serves as an IBM designee. Mr. Kfoury served as a division President and as a Vice President of IBM until June 1, 1993, the date of his retirement. Mr. Kfoury is also a director of Dendrite International, Inc. Mr. Kfoury’s current term as a director of MAPICS will expire at the 2004 annual meeting of shareholders.

Julia B. North, age 55, has been a member of the MAPICS board since February 2001. From 1997 to 1999 she served as President and Chief Executive Officer of VSI Enterprises, Inc., a company that designs and manufactures videoconferencing systems. She was employed by BellSouth Telecommunications from 1972 to 1997 in various positions, including President of Consumer Services, Vice President of Customer Services and Marketing, as well as positions in Engineering and Network. Ms. North is currently a director of Winn Dixie, Inc., Acuity Brands, Inc., and Simtrol, Inc. Ms. North’s current term as a director of MAPICS will expire at the 2004 annual meeting of shareholders.

Terry H. Osborne, age 64, has been a member of the MAPICS board since January 1998. Mr. Osborne has been a Special Advisor to General Atlantic Partners LP since October 1997. He served as President and Chief Operating Officer of System Software Associates, Inc., or SSA, a computer software company, from October 1994 to October 1996, the date of his retirement. Prior to joining SSA, he was employed by IBM in various capacities since 1961, including Vice President level positions in both the United States and Europe. Mr. Osborne is a director of Dendrite International, Inc. and Eyretel PLC. Mr. Osborne’s current term as a director of MAPICS will expire at the 2003 annual meeting of shareholders.

H. Mitchell Watson Jr., age 65, has been a member of the MAPICS board and Chairman of the Board of Directors since September 1997. Mr. Watson has served as the President of Sigma Group of America, a consulting company, since June 1992. From January 1989 to June 1992, he was President and Chief Executive Officer of Rolm Co., a telecommunications joint venture of IBM and Siemens AG. In addition, he is a retired Vice President of IBM. Mr. Watson is also a director of Praxair Inc. Mr. Watson’s current term as a director of MAPICS will expire at the 2003 annual meeting of shareholders.

Our officers are elected by and serve at the discretion of the board of directors. Set forth below is information as of September 30, 2002 about our executive officers who are not directors.

Peter E. Reilly, age 58, has been our Chief Operating Officer since January 2001. Mr. Reilly joined MAPICS in April 1999 as Vice President of International Operations. From March 1997 to April 1999, he was the Vice President of Sales and Marketing for Parlance, a speech-recognition software firm, and from 1966 to 1997 he held various sales and marketing positions at IBM.

Michael J. Casey, age 39, has been our Vice President of Finance, Chief Financial Officer, and Treasurer since September 2001. Before joining MAPICS, Mr. Casey served from July 2000 to September 2001 as the Executive Vice President and Chief Financial Officer of iXL Enterprises, Inc., a global internet consulting firm. From December 1999 to July 2000, Mr. Casey was Senior Vice President and Chief Financial Officer of RedCelsius, Inc., an early stage software company. From November 1997 to December 1999, Mr. Casey served as Senior Vice President, Chief Financial Officer and Treasurer for Manhattan Associates, Inc., a publicly traded developer of supply chain software and services. Prior to November 1997, Mr. Casey held senior financial positions with various technology companies.

Martin D. Avallone, age 41, has been our Vice President, General Counsel and Secretary since October 1998. He has also served as our Vice President of Business Development since October 2000. From July 1997 through September 1998, Mr. Avallone was our General Counsel and Secretary. From May 1986 though July 1997, Mr. Avallone held various legal positions within IBM.

Section 16(a) Beneficial Ownership Reporting Compliance

The United States securities laws require our directors, executive officers and any persons who beneficially own more than 10% of our common stock to file with the Securities and Exchange Commission and the Nasdaq Stock Market initial reports of ownership and subsequent reports of changes in ownership. To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations from certain persons that no other reports were required, during fiscal 2002 all of our directors, executive officers and beneficial owners of more than 10% of our common stock made all required filings.

Meetings and Committees of the Board of Directors

The board of directors conducts its business through meetings of the full board and through committees of the board. During the fiscal year ended September 30, 2002, the board of directors held fifteen meetings, the compensation committee held four meetings, the audit committee held seven meetings and the strategic relations committee held five meetings. Each director attended at least 75% of all meetings of the full board of directors and of each committee on which he or she served.

The audit committee retains our independent accountants, reviews with our independent accountants their audit plan, the scope and results of their audit engagement and material written communications such as any management letter or schedule of unadjusted differences. Members also consult with the independent accountants and management with regard to our critical accounting policies and any significant deficiencies in our internal controls as well as review and pre-approve the services of the independent accountants and the range of their audit and non-audit fees. The audit committee also reviews our audited year-end financial statements and discusses them and the audit with our management and our independent accountants. The audit committee also discusses with and receives assurances from our independent accountants regarding their independence from the Company and its management. The audit committee is comprised of George A. Chamberlain 3d (Chairman), Julia B. North and H. Mitchell Watson, Jr.

The compensation committee evaluates and approves the compensation arrangements of senior management and administers and interprets certain employee benefit plans. Administration of our benefit plans includes, among other things, determining which directors, officers and employees will receive awards under the plans, when the awards will be granted, the type of awards to be granted, the number of shares or cash involved in each award, the time when any options granted will become exercisable and, subject to certain conditions, the price and duration of such options. The compensation committee is comprised of Edward J. Kfoury (Chairman), H. Mitchell Watson, Jr. and Terry H. Osborne.

The strategic relations committee reviews certain potential strategic relationships that management is considering. The strategic relations committee is comprised of H. Mitchell Watson (Chairman), Edward J. Kfoury, George A. Chamberlain 3d and Richard C. Cook.

The board of directors as a whole functions as a nominating committee to select management’s nominees for election to the board. The board of directors also will consider nominees recommended by shareholders. For a description of requirements regarding shareholder nominations and other proposals, see “Shareholder Proposals—MAPICS Annual Meeting” in MAPICS’ proxy statement for its 2003 annual meeting of shareholders.

Report of the Audit Committee of the Board of Directors

The audit committee of the MAPICS board of directors is composed of three directors who are independent directors as defined under the rules of The Nasdaq Stock Market, Inc. In addition, each of the committee members is financially literate and the chairman of the committee, who currently serves as the chief financial officer of a technology company and was MAPICS’ chief financial officer from September 1994 to July 1997, has financial management expertise as required by the rules of The Nasdaq Stock Market, Inc. The audit committee operates under a written charter adopted by the board of directors on June 9, 2000 that was included in MAPICS’ proxy statement for its 2001 annual meeting of shareholders.

The audit committee retained our independent accountants and reviewed with the independent accountants their audit plan, the scope and results of their audit engagement and material written communications such as the management letter and the schedule of unadjusted differences. Members also consulted with the independent accountants and management with regard to MAPICS’ critical accounting policies and MAPICS’ internal controls as well as reviewed and pre-approved the services of the independent accountants and the range of their audit and non-audit fees.

The audit committee has reviewed MAPICS’ audited year-end financial statements and discussed them and the audit with MAPICS’ management and the independent accountants. The audit committee also has discussed with the independent accountants the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, regarding the independent accountants’ judgments about the quality of the Company’s accounting principles as applied in its financial reporting. In addition, the audit committee has discussed with the independent accountants the accountants’ independence from the Company and its management, including the matters in the written disclosures and the letter provided to the audit committee as required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees. The audit committee has also discussed with the independent accountants the matters required to be reported by the independent accountants under Section 204 of the Sarbanes-Oxley Act of 2002.

Based on the reviews and discussions referenced above, the audit committee has recommended to the board of directors, and the board has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for fiscal 2002 for filing with the Securities and Exchange Commission.

Committee Members:

George A. Chamberlain 3d (Chairman)
H. Mitchell Watson, Jr.
Julia B. North

Audit Fees, Financial Information Systems Design and Implementation Fees, and All Other Fees

PricewaterhouseCoopers LLP has audited our financial statements for fiscal 2002. The aggregate amount of fees and expenses billed and estimated to be billed to us by PricewaterhouseCoopers LLP for fiscal 2002 was approximately $625,000. Of this amount, approximately $465,000 was for the fiscal 2002 audit and reviews of the financial statements included in the three Form 10-Q reports that we filed with the SEC in fiscal 2002 and for work associated with the restatement of the fiscal 2001 Form 10-K and two Form 10-Qs for fiscal 2002. The remaining fees and expenses of approximately $160,000 were for all other services rendered, which consisted of non-audit related services that auditors traditionally provide, such as audits of employee benefit plans and income tax consulting and compliance services. PricewaterhouseCoopers LLP did not provide professional services to us for financial information systems design and implementation in fiscal 2002.The audit committee has considered whether the provision of the non-audit related services is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Item 11.    Executive Compensation.

Summary of Compensation

The following table summarizes the compensation accrued by us in each of the fiscal years ended September 30, 2000, 2001 and 2002 with regard to Richard C. Cook, our President and Chief Executive Officer, and our other three executive officers whose annual salary and bonus was $100,000 or more for fiscal 2002. We refer to these four executive officers as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation			Long-Term Compensation Awards		All Other Compensation($)(2)
		Salary($)	Bonus($)		Restricted Stock Awards($)(1)	Securities Underlying Options(#)
Richard C. Cook	2002	325,000	154,654		—	100,000	7,045
President and Chief Executive Officer	2001 2000	325,000 276,349	202,662 213,750		100,463 175,313	75,000 75,000	6,945 7,459

Peter E. Reilly (3)	2002	240,000	95,049		—	50,000	7,690
Chief Operating Officer	2001	233,333	87,607		139,663	75,000	7,373
	2000	175,000	143,750		87,656	45,000	7,451

Michael J. Casey (4)	2002	240,000	180,482	(5)	—	50,000	6,598
Chief Financial Officer, Vice President of Finance and Treasurer	2001	14,615	—		—	200,000	—

Martin D. Avallone	2002	173,333	37,886		—	25,000	6,654
Vice President, General Counsel and Secretary	2001 2000	160,000 151,130	52,761 46,135		20,663 59,766	20,000 20,000	5,701 5,948

(1)
The dollar amounts shown in the table represent the fair value of the award on the grant date. The individuals can vote the shares of restricted stock and are eligible for any dividends paid on the stock. As of September 30, 2002, the aggregate number of restricted shares held by the named executive officers and the value of those shares were as follows: Mr. Cook—25,100 shares with a value of $140,560; Mr. Reilly—37,600 shares with a value of $210,560; and Mr. Avallone—6,650 shares with a value of $37,240.

(2)	For fiscal 2002, All Other Compensation for the named executive officers consisted of the following:

	Group Life and AD&D Premiums	Long-Term Disability Premiums	Payments for Non- Participation in Medical Plan	401(k) Match	Total
Mr. Cook	$114	$720	$211	$6,000	$7,045
Mr. Reilly	129	720	841	6,000	7,690
Mr. Casey	28	570	—	6,000	6,598
Mr. Avallone	30	624	—	6,000	6,654

(3)	From April 1999 to February 2001, Mr. Reilly served as our Vice President of International Operations.
(4)	Mr. Casey joined the Company on September 11, 2001 as our Chief Financial Officer, Vice President of Finance and Treasurer.
(5)	Amount includes an annual retention bonus of $100,000. See “—Employment Agreements” below.

Employment Agreements

We are a party to change of control employment agreements with Richard C. Cook, Peter E. Reilly and Martin D. Avallone. We are also a party to a three year employment agreement with Michael J. Casey. Each change of control employment agreement provides that if a change of control occurs during the change of control period, we will employ the executive from the date of the change of control until the third anniversary of that date on the terms set forth in the agreement. “Change of control” is generally defined to mean:

•
the acquisition by any individual, entity or group of beneficial ownership of 25% or more of the combined voting power of our outstanding voting securities entitled to vote in the election of directors;

•	the failure of the individuals who constitute the board of directors as of the date of the change of control employment agreement to continue to constitute at least a majority of the board;

•	the consummation of certain reorganizations, mergers, consolidations, or sales or other dispositions of all or substantially all of our assets; or

•	the approval by our shareholders of our complete liquidation or dissolution.

“Change of control period” is generally defined to mean the period commencing on the date of each change of control employment agreement and ending three years after that date; provided that on each anniversary of a change of control employment agreement, the “change of control period” is automatically extended so as to terminate three years after such anniversary, unless we provide timely notice to the executive that we will not extend the period.

In exchange for an executive’s services under his change of control employment agreement, during the employment period, the executive will: (a) receive an annual base salary that is at least equal to 12 times the highest monthly base salary paid or payable to him during the 12 month period prior to the effective date; (b) be awarded an annual cash bonus that is at least equal to his highest annual bonus for the last three full fiscal years prior to the effective date; and (c) be entitled to participate in the same incentive, savings and retirement plans, practices, policies and programs as our other senior executives, and the executive and his family will receive the same benefits under all of our welfare benefit plans, practices, policies and programs as our other senior executives. In addition, subject to certain limitations, the change of control employment agreement of Mr. Cook provides that if a payment to or for the benefit of Mr. Cook would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Cook will be entitled to receive an additional payment such that after payment by him of all taxes (including, without limitation, such excise tax, income taxes and interest and penalties), he will retain an amount of such additional payment equal to such excise tax.

With respect to the change of control employment agreements, if during the employment period, an executive’s employment is terminated by us other than for cause or disability, or an executive terminates his employment for good reason, then the executive will receive a lump sum cash payment equal to the sum of (1) to the extent unpaid, the executive’s annual base salary through the date of termination; (2) an amount equal to the executive’s annual bonus for the most recently completed fiscal year, reduced pro rata for the number of days remaining in the fiscal year; (3) to the extent unpaid, any compensation previously deferred by the executive and any accrued vacation pay and (4) for Mr. Reilly, two and one-half times the sum of his annual base salary and most recent bonus, for Mr. Avallone, two times the sum of his annual base salary and most recent bonus, and for Mr. Cook, three times the sum of his annual base salary and most recent bonus. In addition, for a period of time after the date of termination, we will continue to provide welfare benefits to the executive and his family, subject to certain limitations, and we will pay or provide any other amounts or benefits required to be paid or provided to the executive under any of our plans, programs, policies, practices or contracts. However, each executive will forfeit his right to receive, or shall repay, the lump sum payment referred to in clause (4) above if, at any time during two years after the date on which his employment terminates, he violates the post-employment restrictive covenants contained in his agreement.

If, during the employment period, an executive’s employment is terminated for cause, we will be obligated to pay the executive’s annual base salary through the termination date, the amount of any deferred compensation owing to the executive and the executive’s other benefits. If an executive voluntarily terminates his employment other than for good reason, we will be obligated to pay the executive his accrued obligations and provide his other benefits. If, during the employment period, an executive dies or becomes disabled, we will be obligated to pay the executive or his estate a lump sum payment for the executive’s accrued obligations and shall provide the executive’s other benefits. In addition, each executive’s agreement provides that the executive is not required to seek other employment or take other actions to mitigate amounts payable, and such amounts will not be reduced if the executive obtains other employment following the termination of his employment with us.

Each executive’s agreement also provides that for a two-year period following the termination of his employment, the executive may not disclose or otherwise use any of our confidential information, solicit or induce any of our employees to terminate their employment, solicit our customers for the purpose of selling competing services to such customers or engage in the provision of competing services within the State of Georgia.

On September 11, 2001, we entered into a three-year employment agreement with Mr. Casey. Under the terms of the agreement, Mr. Casey is entitled to a defined annual base salary, an annual variable incentive bonus, and a defined retention bonus which is to be paid on each of the first three anniversaries of the effective date. In addition, Mr. Casey was granted an option to acquire shares of our stock pursuant to the terms of our 1998 Long Term Incentive Plan, which shares vest in equal installments over a four year term.

In accordance with the agreement, if Mr. Casey’s employment is terminated by us other than for cause, death or disability or terminated by Mr. Casey for good reason, Mr. Casey shall be entitled to receive a) his accrued obligations, b) any unpaid retention bonuses remaining, c) an amount equal to 50% of the sum of his base salary and most recent annual bonus and d) for a period of six months, health and welfare benefits under the Company’s existing benefits plans. If Mr. Casey should terminate his employment for other than good reason or we should terminate his employment for cause, death or disability, then Mr. Casey shall only be entitled to receive his accrued obligations and, in the event of his death, his unpaid retention bonuses.

Mr. Casey’s employment agreement also provides that, for an eighteen month period following the termination of his employment (except in the case of termination by us without cause or termination by Mr. Casey for good reason in which case, the period is six months), he shall be subject to the similar restrictions as apply to our other executives described above.

Option Grants

The following table provides information with regard to stock option grants to the named executive officers pursuant to our 1998 Long Term Incentive Plan, or LTIP, during fiscal 2002. All options become exercisable at the rate of 25% per year beginning on the first anniversary of the grant date, except that 50% of the options will vest immediately if our share price increases to two times the exercise price of the options and the remaining 50% will vest immediately if our share price increases to three times the exercise price of the options. All options expire ten years from the date of grant.

Option Grants In Last Fiscal Year

Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%($)	10%($)
Richard C. Cook	100,000	10.60%	$7.16	5/14/12	$450,288	$1,141,120
Peter E. Reilly	50,000	5.30	7.16	5/14/12	225,144	570,560
Michael J. Casey	50,000	5.30	7.16	5/14/12	225,144	570,560
Martin D. Avallone	20,000	2.65	7.16	5/14/12	112,572	285,280

Amounts reported in the last two columns represent hypothetical amounts that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the common stock over the term of the options. The numbers shown in these two columns are calculated based on Securities and Exchange Commission rules and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings depend on the timing of such exercises and the future performance of the common stock. We do not guarantee that the rates of appreciation assumed in these two columns can be achieved or that the amounts reflected will be received by the named executive officers. The two columns do not take into account any appreciation of the price of the common stock from the date of grant to the current date.

Option Grants in Last Three Fiscal Years

	For the fiscal year ended September 30,
	2000	2001	2002
Net grants during the period as a % of outstanding shares	10.0%	4.4%	5.1%
Grants to named executive officers during the period as a % of total options granted	21.5%	50.3%	23.8%
Grants to named executive officers during the period as a % of outstanding shares	2.2%	2.2%	1.2%
Cumulative options held by named executive officers as a % of total options outstanding	20.8%	22.8%	24.6%

Option Exercises and Fiscal Year-End Option Values

The following table sets forth information regarding:

•	the number of shares of common stock received upon any exercise of options by the named executive officers during fiscal 2002;

•	the net value realized upon any exercise (the difference between the option exercise price and the sale price);

•	the number of unexercised options held at September 30, 2002; and,

•	the aggregate dollar value of unexercised options held at September 30, 2002.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired On Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at September 30, 2002(#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at September 30, 2002($) Exercisable/Unexercisable
Richard C. Cook	—	—	408,725 / 209,375	$185,850 / $135,675
Peter E. Reilly	—	—	116,250 / 153,750	144,131 / 149,894
Michael J. Casey	—	—	50,000 / 200,000	— / —
Martin D. Avallone	—	—	105,825 / 51,875	27,904 / 33,086

In-the-Money and Out-of-the-Money Option Information

	Exercisable		Unexercisable		Total
As of September 30, 2002	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	397,751	$4.19	639,800	$4.50	1,037,551	$4.38
Out-of-the-Money(1)	2,542,790	11.40	1,689,775	8.55	4,232,565	10.26

Total Options Outstanding	2,940,541	10.42	2,329,575	7.80	5,270,116	9.26

(1)	Out-of-the-Money options are those options with an exercise price equal or above the closing price of $5.60 at September 30, 2002.

Report of the Compensation Committee of the Board Of Directors

Introduction

The compensation committee is responsible for developing our executive compensation policies and advising the board of directors with respect to these policies. This report by the compensation committee reviews our policies generally with respect to the compensation of all executive officers as a group for fiscal 2002 and specifically reviews the compensation established for our Chief Executive Officer for fiscal 2002.

The members of the committee are Edward J. Kfoury (Chairman), H. Mitchell Watson, Jr. and Terry H. Osborne. None of the committee members is or has been an officer or employee of us or any of our subsidiaries or has engaged in any business transaction with us or has any business relationship with us that is required to be disclosed.

Compensation Policy for Executive Officers

Our executive compensation program is designed to attract and retain a highly qualified and motivated management team, reward individual performance and link the interests of the senior executives directly with those of the shareholders through a highly leveraged compensation program, stock options and restricted stock. Our 2002 compensation program is comprised of base salary, annual bonuses and long-term incentive pay in the form of stock options and restricted stock. This program applies to all ten of our senior management personnel, including our Chief Executive Officer and our other executive officers. The compensation committee reviews and approves the base salary, annual bonuses and long term incentive pay (including all stock option and restricted stock grants) for all ten of these senior managers. All of these senior managers also are eligible for other employee benefits, including life, health, disability and dental insurance and our 401(k) savings plan and employee stock purchase plan.

Base Salary and Annual Bonus.    The compensation committee set the total cash compensation of the executive officers for fiscal 2002 after reviewing total compensation levels in the software industry for comparable officer positions. Total cash compensation consists of two components—base salary and annual bonus.

The compensation committee established annual base salaries at levels competitive with those of similarly situated companies of similar size and revenue levels in our industry. The compensation committee set the criteria for earning annual cash bonuses for the executive officers in fiscal 2002 based on a combination of our financial performance and the achievement of individual or group performance goals. The compensation committee established average and target bonus amounts after reviewing similar information presented in independent industry surveys. The compensation committee created highly leveraged total cash compensation plans for these officers by setting bonus levels which could potentially enable the officers to earn more in annual bonus as a percentage of their annual base salary than their peers at competitive firms. The compensation committee’s review ranged from broad-based overviews of the entire software industry to information regarding entities more similar to us in revenues. Based on such comparative information, the compensation committee used “median” and 90th percentile levels as a guide for setting total cash compensation amounts for our officers.

As indicated above, the committee set exceptionally high financial performance targets for the bonus plans. Bonus payment amounts would be accelerated if such targets were met, such that the officers in many cases would be paid at the 90th percentile for similarly situated officers at comparable software companies. During fiscal 2002, earnings per share based incentive awards were payable only if earnings per share performance exceeded 80% of targeted levels. Generally, if actual performance ranged from 80% to 100% of targeted performance, our executive officers received 5% of the targeted bonus amount for each 1% of performance achieved. For performance exceeding 100%, an executive officer received 2% of the budgeted amount for each 1% increase in performance. Incentive pay received by all executive officers for fiscal 2002 ranged from $37,886 to $154,654. This represented from 45% to 54% of targeted bonus amounts established.

Long-Term Incentive Pay.    Long-term incentive pay is reviewed at least annually for our executive officers. The compensation committee establishes an annual long-term incentive compensation amount for each officer based on his performance. Long-term incentives consist of stock options and restricted stock.

Stock Options.    Stock options are typically granted annually under the LTIP to executive officers. All options granted to executive officers in fiscal 2002 have an exercise price equal to the fair market value of the underlying stock on the date of grant, expire ten years from the date of grant and become exercisable at the rate of 25% per year beginning on the first anniversary of the grant date; provided, however, that 50% of the options granted generally vest immediately if the share price increases to two times the exercise price of the options and the remaining 50% generally vest immediately if the share price increases to three times the exercise price of the options.

Restricted Stock.    The LTIP authorizes the compensation committee to make awards of restricted stock which are subject to restrictions on transferability and other restrictions, possibly including limitations on the right to vote the restricted stock or the right to receive dividends on the restricted stock. The compensation committee did not grant restricted stock to any of our executive officers in fiscal 2002.

Chief Executive Officer’s Compensation

Richard C. Cook served as our President and Chief Executive Officer during fiscal 2002. Mr. Cook’s fiscal 2002 base salary was $325,000. Mr. Cook’s base salary and target annual incentive bonus did not increase in fiscal 2002. Mr. Cook was granted an option to acquire 100,000 shares of MAPICS common stock in fiscal 2002 as additional long term incentive pay. Based on our financial performance in fiscal 2002 (principally measured by adjusted earnings per share achievement), Mr. Cook earned an annual incentive bonus of $154,654, which represented 52% of his target annual incentive pay amount. The compensation committee set the levels of many components of Mr. Cook’s compensation based upon comparative information regarding compensation of chief executive officers at companies of similar size and revenue levels in the software industry. Mr. Cook’s base salary was set at approximately the 50th percentile of similarly sized companies in the software industry based on industry data available at the time. Mr. Cook’s total compensation for fiscal 2002 is provided in detail in the Summary Compensation Table set forth above.

Policy With Respect to Deductibility of Compensation Expense

It is the responsibility of the compensation committee to address the issues raised by Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits our annual tax deduction to $1,000,000 for compensation paid to our Chief Executive Officer and each of our named executive officers, unless the compensation is “performance based” as defined in the Code. The LTIP and our general cash bonus plans are designed to comply with Internal Revenue Service requirements for deductibility of performance-based compensation.

Conclusion

Our executive compensation program is designed to closely link pay with performance and the creation of shareholder value. Executive compensation is highly leveraged. If we achieve average financial performance levels, our executives will be compensated at “median levels” for comparable companies. If our performance is exceptionally higher at the targeted levels, executive compensation will substantially exceed such “median levels.” The compensation committee believes that the program has been and will continue to be successful in supporting our financial growth and other business objectives.

Committee Members:

Edward J. Kfoury (Chairman)
H. Mitchell Watson, Jr.
Terry H. Osborne

Director Compensation

Upon the commencement of their service as directors, we grant each of our non-employee directors an option to purchase 20,000 shares of common stock under our 1998 Non-Employee Director Stock Option Plan. For each year they continue to serve, we grant each director an additional option to purchase 5,000 shares of common stock. The initial options to purchase 20,000 shares vest at a rate of 25% on each anniversary of the grant date so that on the fourth anniversary they are fully vested. The subsequent annual options to purchase 5,000 shares vest in one full installment on the first anniversary of the grant date.

On December 6, 2002, the compensation committee approved a stock ownership incentive program for directors, executive officers and certain key executives. Under the terms of the program, if a participant committed to purchase at least 500 shares, but no greater than 3,000 shares, of MAPICS common stock in the open market and retain such stock for two years, then such participant would be granted, under the terms of our LTIP, an option to acquire five times such number of shares to be purchased. The option has an exercise price equal to the fair market value of a share of our common stock on the date of grant, and the shares subject to such option vest in equal installments on the first two anniversaries of the grant date. On December 9, 2002, each of our directors agreed to purchase 3,000 shares of common stock in the open market, and accordingly we granted each director an option to acquire 15,000 shares of common stock.

Beginning on January 1, 2001, non-employee directors receive an annual cash retainer of $10,000 (increased from $8,000) and $1,000 for each board or committee meeting attended in person, or $500 if such meeting was attended by telephone. In addition, non-employee directors who serve as chairperson of a committee or the board receive an additional $500 for each committee or board meeting they chair.

In May 2002, we retained a compensation consultant to review whether our non-employee director compensation practices are competitive with those of other similarly sized public companies. The consultant recommended that we increase our annual retainer and increase the per meeting fee paid for the audit committee chairman. Beginning on January 1, 2003, non-employee directors will receive an annual retainer of $15,000. In addition, in light of the additional work to be prepared for each audit committee meeting, the chairperson of the audit committee will receive $1,500 for each audit committee meeting chaired. Moreover, if any non-employee director is asked to perform significant additional work beyond his or her normal duties as a director and such work is approved by a majority of the disinterested directors, then such director shall receive an additional director fee of $3,000 per day for services performed.

Pursuant to the 1998 Non-Employee Directors Stock Incentive Plan, non-employee directors are required to take 50% of their annual retainer, meeting and other director fees, and may elect to take the remaining 50% of their retainer fees, in the form of common stock, deferred rights to receive common stock or options to acquire common stock.

We do not compensate directors who are also our employees for their service as directors.

Stock Performance Graph

The following stock performance graph and accompanying table compare the shareholders’ cumulative return on our common stock from September 30, 1997 to September 30, 2002 with the cumulative total return of the Nasdaq Stock Market Index (U.S.) and the Nasdaq Computer and Data Processing Index over the same period. The comparative data assumes $100.00 was invested on September 30, 1997 in the common stock and in each of the indices referred to above and assumes that any dividends were reinvested.

	Sep-97	Sep-98	Sep-99	Sep-00	Sep-01	Sep-02
MAPICS, Inc.	$100	$170	$67	$52	$43	$43
Nasdaq US	100	102	166	220	90	71
Nasdaq Computer & Data Processing	100	130	220	276	99	78

The stock price performance set forth above is not necessarily indicative of future stock price performance. We obtained the information used from the Nasdaq Stock Market, which we believe to be a reliable source, but we are not responsible for any errors or omissions in the information.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 1, 2002 (unless otherwise indicated) regarding the beneficial ownership of MAPICS common stock by each person known by us to own more than 5% of any class of our voting securities, each of our directors, each of the named executive officers, and all directors and executive officers as a group.

Pursuant to SEC rules, the number of shares of common stock beneficially owned by a specified person or group includes shares issuable pursuant to convertible securities, warrants and options held by such person or group that may be converted or exercised within 60 days after December 1, 2002. Such shares are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person or group but are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person or group.

The persons named in the table gave us the stock ownership information about themselves. Except as explained in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by them.

	Amount and Nature of Beneficial Ownership
	Common Stock Beneficially Owned Excluding Options	Stock Options Exercisable Within 60 Days After December 1, 2002	Total Common Stock Beneficially Owned	Percent of Class Owned
Principal Shareholders
General Atlantic Partners, LLC(1)	4,000,000	—	4,000,000	19.15%
Liberty Wanger Asset Management LP(2)	2,463,600	—	2,463,600	13.39
Cannell Capital LLC(3)	2,134,200		2,134,200	11.60
Heartland Advisors, Inc.(4)	1,621,300	—	1,621,300	8.81

Executive Officers and Directors
Martin D. Avallone(5)(6)
Vice President, General Counsel and Secretary	17,609	105,825	123,434	*
Michael J. Casey
Chief Financial Officer, Vice President of Finance and Treasurer	—	50,000	50,000	*
George A. Chamberlain 3d(7)
Director	8,056	164,762	172,818	*
Richard C. Cook(5)(6)(8)
President, Chief Executive Officer and Director	58,294	408,725	467,019	2.48
Edward J. Kfoury(9)
Director	33,090	49,418	82,508	*
Julia B. North(10)
Director	—	12,259	12,259	*
Terry H. Osborne(11)
Director	4,714	37,495	42,209	*
Peter E. Reilly(5)(6)(12)
Chief Operating Officer	49,600	116,250	165,850	*
H. Mitchell Watson, Jr.(13)
Director	42,453	49,650	92,103	*
All directors and executive officers as a group (9 persons)	213,816	994,384	1,208,200	6.23

*	Represents beneficial ownership of less that 1% of our outstanding common stock.
(1)
Includes 880,290 shares of common stock and 88,029 shares of Series D convertible preferred stock held by General Atlantic Partners 21, L.P., or GAP 21; 188,120 shares of common stock, 11,971 shares of Series D convertible preferred stock and 6,840 shares of Series E convertible preferred stock held by GAP Coinvestment Partners, L.P., or GAP Coinvestment; and 431,600 shares of common stock and 43,159 shares of Series E convertible preferred stock held by General Atlantic Partners 32, L.P., or GAP 32. Each share of Series D convertible preferred stock and Series E convertible preferred stock is convertible at any time into 10 shares of common stock. Also includes 863,190 and 136,810 shares of common stock underlying warrants held by GAP 32 and GAP Coinvestment, respectively. As a result of the foregoing, GAP Coinvestment, GAP 21, GAP 32 and General Atlantic Partners, LLC, or GAP LLC, the sole general partner of GAP 21 and GAP 32, which we refer to collectively as the GAP Entities, own beneficially 4,000,000 shares of common stock. The GAP Entities own beneficially 1,500,010 shares of common stock, 100,000 shares, or 80.0%, of the outstanding Series D convertible preferred stock, 49,999 shares, or 100%, of the outstanding Series E convertible preferred stock and 100% of the warrants for the purchase of a total of

1,000,000 shares of common stock. William E. Ford, Stephen P. Reynolds, William O. Grabe, Steven A. Denning, David C. Hodgson, Peter L. Bloom, Franchon M. Smithson and J. Michael Cline, whom we refer to as the GAP Members, are the managing members of GAP LLC and are the general partners of GAP Coinvestment. The GAP Members disclaim beneficial ownership of such shares, except to the extent of each member’s pecuniary interest therein. The address of GAP LLC is 3 Pickwick Plaza, Greenwich, Connecticut 06830.

(2)
According to Amendment No. 1 to Schedule 13G dated December 31, 2001, Liberty Wanger Asset Management LP, a registered investment advisor, has shared voting and investment power with respect to all of the common stock shown. The address of Liberty Wanger Asset Management LP is 227 West Monroe Street, Suite 3000, Chicago, Illinois, 60606.

(3)
According to Amendment No. 1 to Schedule 13G dated December 31, 2001, Cannell Capital LLC, a registered investment advisor, and J. Carlo Cannell, its managing member, together have shared voting and investment power with respect to all of the common stock shown. The address of Cannell Capital LLC and J. Carlo Cannell is 150 California Street, Fifth Floor, San Francisco, CA 94111.

(4)
According to Amendment No. 3 to Schedule 13G dated December 31, 2001, Heartland Advisors, Inc., a registered investment advisor, and William J. Nasgovitz, the president and principal shareholder of Heartland Advisors, together have sole voting and investment power with respect to all of the common stock shown. The address of Heartland Advisors, Inc. and William J. Nasgovitz is 789 North Water Street, Milwaukee, Wisconsin 53202.

(5)
Includes the following shares of restricted common stock issued on March 31, 2000, for which the officer has voting rights but does not have the right to dispose of the stock until March 31, 2003, provided the officer is still employed by us:

•	3,750 shares for Mr. Avallone
•	11,000 shares for Mr. Cook
•	5,500 shares for Mr. Reilly
(6)
Includes the following shares of restricted common stock issued on November 8, 2000, for which the officer has voting rights but does not have the right to dispose of the stock until November 8, 2003, provided the officer is still employed by us:

•	2,900 shares for Mr. Avallone
•	14,100 shares for Mr. Cook
•	7,100 shares for Mr. Reilly
(7)	Includes 12,762 shares of common stock subject to options which Mr. Chamberlain has gifted to his grandchildren and as to which he disclaims beneficial ownership.
(8)	Includes 200 shares of common stock owned by Mr. Cook’s wife.
(9)	Includes 2,500 shares of common stock held by the Patricia A. Kfoury Revocable Trust u/d/t/ dated April 21, 1998 for the benefit of Mr. Kfoury’s wife.
(10)
Includes options to purchase 7,259 shares of common stock granted to Ms. North under the 1998 Director Stock Incentive Plan, which vest in equal installments over a three year period after the termination of her service as a director.

(11)	Includes options to purchase 1,745 shares of common stock granted to Mr. Osborne under the 1998 Director Stock Incentive Plan, which vest 30 days after the termination of his service as a director.
(12)
Includes 25,000 shares of restricted common stock issued to Mr. Reilly on April 3, 2001, for which he has voting rights but does not have the right to dispose of the stock until April 3, 2004, provided he is still employed by us.

(13)
Includes 5,000 shares of common stock owned by Mr. Watson’s wife, 4,701 shares of common stock subject to options which Mr. Watson has gifted to his children and as to which he disclaims beneficial ownership and a right to receive 7,382 shares of common stock granted to Mr. Watson under the 1998 Director Stock Incentive Plan which vest 30 days after the termination of his service as a director.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of MAPICS’ existing equity compensation plans as of December 1, 2002.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation	3,569,051	(1)	$8.70	609,664	(2)
Plans Approved by	227,250	(3)	$10.50	232,000
Shareholders	39,918	(4)	$9.37	90,919
	193,224	(5)	$11.94	—
	1,172,270	(6)	$9.79	—
	N/A		N/A	301,765	(7)

Equity Compensation
Plans Not Approved by Shareholders	13,695		$7.88

Total:	5,201,713			1,234,348	(2)

(1)	MAPICS, Inc. Amended and Restated 1998 Long-Term Incentive Plan.
(2)	These numbers would be increased by 1,500,000 if the shareholders approve the proposed amendment to the MAPICS, Inc. Amended and Restated 1998 Long-Term Incentive Plan, as described in Proposal 3.
(3)	MAPICS, Inc. Amended and Restated 1998 Non-Employee Directors Stock Option Plan.
(4)	MAPICS, Inc. Amended and Restated 1998 Non-Employee Directors Stock Incentive Plan. The amount shown includes 16,386 rights to deferred shares.
(5)	Marcam Corporation 1987 Stock Plan.
(6)	Marcam Corporation 1994 Stock Plan.
(7)	MAPICS, Inc. 2000 Employee Stock Purchase Plan.

In connection with our acquisition of Bryce Business Systems, our Australian independent sales affiliate, we issued to the owners of Bryce options to acquire a total 24,060 shares of our common stock. The issuance of the options and related option shares was approved by our board of directors but was not required to be submitted to our shareholders for approval. Options for 10,365 of those shares were granted on October 1, 1992 at an exercise price of $15.39 per share and expired on September 30, 2002 unexercised. Options for the remaining 13,695 shares were granted on August 29, 1995 at an exercise price of $7.88 per share. These options are fully vested, and the underlying shares remain available for issuance if the options are exercised.

Item 13.    Certain Relationships and Related Transactions.

During fiscal 2002 there were no relationships or transactions between us and any of our affiliates that are required to be reported pursuant to this Item 13.

PART IV

Item 14.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.    Within 90 days prior to the filing date of this Annual Report on Form 10-K (the “Evaluation Date”), we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, and reported within the time periods in SEC rules and forms.

(b)
Changes in Internal Controls.    Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)    1.    Consolidated Financial Statements

Our consolidated financial statements listed below, as, are set forth in Item 8 of this report:

2.    Financial Statement Schedules

We have omitted all schedules to our consolidated financial statements because they are not required under the related instructions or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

3.    Exhibits

The following exhibits either (a) are filed with this report or (b) have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference to those prior filings. Previously filed registration statements and reports which are incorporated by reference are identified in the column captioned “SEC Document Reference.” We will furnish any exhibit upon request to Martin D. Avallone, our Vice President, General Counsel and Secretary, 1000 Windward Concourse Parkway, Suite 100, Alpharetta, Georgia 30005. We charge $.50 per page to cover expenses of copying and mailing.

Exhibit No.	Description	SEC Document Reference

2.1	Agreement and Plan of Merger dated November 24, 2002 by and among MAPICS, Inc., Frontstep, Inc. and FP Acquisition Sub, Inc.	Exhibit 2.1 to Current Report on Form 8-K dated November 25, 2002

2.2	Form of Shareholder Agreement dated November 24, 2002 by and among MAPICS, Inc., Frontstep, Inc. and certain of Frontstep’s shareholders and affiliates	Exhibit 2.1 to Current Report on Form 8-K dated November 25, 2002

3.1	Articles of Incorporation, as amended.	Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999

Exhibit No.		Description	SEC Document Reference

3.2		By-laws, as amended on November 3, 1999	Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001

4.1		Specimen certificate representing the common stock	Exhibit 3 to Registration Statement on Form 8-A dated March 31, 1998, as amended by Form 8-A/A dated August 21, 1998

4.2
Amended and Restated Rights Agreement dated as of March 30, 1998 among MAPICS, Inc., a Georgia corporation, MAPICS, Inc., a Massachusetts corporation, and BankBoston,N.A., as its rights agent, which includes as Exhibit A the terms of the Series F Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Form of Summary of Rights to Purchase Preferred Stock
Exhibit 4 to Registration Statement on Form 8-A dated March 31, 1998, as amended by Form 8-A/A dated August 21, 1998

4.3	†	First Amendment dated September 16, 2002 to Amended and Restated Rights Agreement between MAPICS, Inc. and SunTrust Bank

10.1
Convertible Preferred Stock Purchase Agreement dated September 20, 1995 by and among Marcam Corporation, General Atlantic Partners 21, L.P. GAP Coinvestment Partners, L.P. and The Northwestern Mutual Life Insurance Company
Exhibit 10.2 to Current Report on Form 8-K dated September 29, 1995

10.2
Amendment to Convertible Preferred Stock Purchase Agreement Among MAPICS, Inc.,General Atlantic Partners 21, L.P., GAP Coinvestment Partners, L.P. and The Northwestern Mutual Life Insurance Company,dated as of August 4, 1999
Exhibit 2.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2000

10.3
Convertible Preferred Stock and Warrant Purchase Agreement dated July 19, 1996 among Marcam Corporation, General Atlantic Partners 32, L.P. and GAP Coinvestments Partners, L.P., including the form of Marcam Corporation Common Stock Purchase Warrants
Exhibit 10.1 to Current Report on Form 8-K dated July 23, 1996

10.4		Amendment to Convertible Preferred Stock and Warrant Purchase Agreement Among MAPICS,Inc., General Atlantic Partners 32, L.P. and GAP Coinvestment Partners, L.P., dated as of August 4, 1999	Exhibit 2.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2000

10.5
Amended and Restated Registration Rights Agreement dated July 23, 1996 by and among Marcam Corporation, General Atlantic Partners 21, L.P., General Atlantic Partners 32, L.P., GAP Coinvestment Partners, L.P. and The Northwestern Mutual Life Insurance Company
Exhibit 10.2 to Current Report on Form 8-K dated July 23, 1996

Exhibit No.		Description	SEC Document Reference

10.6*		1994 Stock Plan, as amended and restated	Exhibit 4.4 to Registration Statement on Form S-8 filed March 27, 1997, No. 333-24105

10.7*		1987 Stock Plan, as amended and restated	Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended September 30, 1996

10.8*		1998 Non-Employee Directors Stock Option Plan, as amended and restated	Exhibit 99.2 to Registration Statement on Form S-8 filed March 8, 2002, No. 333-84024

10.9*		1998 Non-Employee Directors Stock Incentive Plan, as amended and restated	Exhibit 99.3 to Registration Statement on Form S-8 filed March 8, 2002, No. 333-84024

10.10*		1998 Long-Term Incentive Plan, as amended and restated	Exhibit 99.1 to Registration Statement on Form S-8 filed March 8, 2002, No. 333-84024

10.11*		2000 Employee Stock Purchase Plan, as amended and restated	Exhibit 99.2 to Registration Statement on Form S-8 filed April 18, 2000, No. 333-35034

10.12*		Change of Control Employment Agreement by and between MAPICS, Inc. and Richard C. Cook dated as of March 24, 1998	Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998

10.13*		Change of Control Employment Agreement by and between MAPICS, Inc. and Martin D. Avallone dated as of March 27, 1998	Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended September 30, 1998

10.14*		Change of Control Employment Agreement by and between MAPICS, Inc. and Peter E. Reilly dated as of October 1, 1999	Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001

10.15*		Employment Agreement dated September 11, 2001 between MAPICS, Inc. and Michael J. Casey	Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001

10.16*		Resignation letter and consulting agreement dated January 18, 2001 between MAPICS, Inc. and Stephen C. Haley	Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001

10.17*		Resignation letter and amendment dated June 29, 2001 between MAPICS, Inc. and William J. Gilmour.	Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

10.18		Sublease Agreement by and between General Electric Capital Corporation and MAPICS, Inc. dated as of October 29, 1998	Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended September 30, 1998

10.19		Revolving Credit Agreement dated April 26,2002 between MAPICS, Inc. and SunTrust Bank	Exhibit 99 to Current Report on Form 8-K dated April 26, 2002

10.20		Amended and Restated Agreement dated March 31, 2000 between MAPICS, Inc. and Paragon Systems International, Inc.	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.21		Addendum dated April 1, 2001 to the Amended and Restated Agreement between MAPICS, Inc. and Paragon Systems International, Inc	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

21.1	†	Subsidiaries

23.1	†	Consent of PricewaterhouseCoopers LLP

*	Compensatory management plan.
†	Filed with this report.

(b)    Reports on Form 8-K

Current Report on Form 8-K dated July 30, 2002, reporting, pursuant to Items 5, that we would revise the timing of revenue recognition for certain products and restate our financial results for certain periods beginning with the third quarter ended June 30, 2000.

Current Report on Form 8-K dated July 31, 2002 reporting, pursuant to Item 5, the board of director’s approval of $10 million for share repurchases.

(c)    See Item 15(a)(3) above.

(d)    See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAPICS, Inc

By:	/s/ MICHAEL J. CASEY
Michael J. Casey
Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:	December 17, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD C. COOK Richard C. Cook	President, Chief Executive Officer and Director	December 17, 2002

/s/ GEORGE A. CHAMBERLAIN 3D George A. Chamberlain 3d	Director	December 17, 2002

/s/ EDWARD J. KFOURY Edward J. Kfoury	Director	December 17, 2002

/s/ JULIA B. NORTH Julia B. North	Director	December 17, 2002

/s/ TERRY H. OSBORNE Terry H. Osborne	Director	December 17, 2002

/s/ H. MITCHELL WATSON, JR. H. Mitchell Watson, Jr.	Director	December 17, 2002

/s/ MICHAEL J. CASEY Michael J. Casey	Vice President of Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	December 17, 2002

CERTIFICATION
OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Cook, Director, President and Chief Executive Officer of MAPICS, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of MAPICS, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

/s/ RICHARD C. COOK Richard C. Cook
Director, President and Chief Executive Officer

CERTIFICATION
OF
CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Casey, Vice President of Finance, Chief Financial Officer and Treasurer of MAPICS, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of MAPICS, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

/s/ MICHAEL J. CASEY Michael J. Casey
Vice President of Finance, Chief Financial Officer and Treasurer

CERTIFICATION
OF
CHIEF EXECUTIVE OFFICER
AND
CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MAPICS, Inc. (the “Company”) on Form 10-K for the year ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard C. Cook, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/    RICHARD C. COOK

Richard C. Cook
Director, President and
Chief Executive Officer
December 17, 2002

In connection with the Annual Report of MAPICS, Inc. (the “Company”) on Form 10-K for the year ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael J. Casey, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

3.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/    MICHAEL J. CASEY

Michael J. Casey
Vice President of Finance,
Chief Financial Officer
and Treasurer
December 17, 2002