Form 10-Q
period 2002-12-31
MAPICS INC
filed 2003-02-10
CIK 848551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

(678) 319-8000

(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

The number of shares of the registrant’s common stock outstanding at February 5, 2003 was 18,446,007.

MAPICS, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2002

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2002	September 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,628	$23,661
Accounts receivable, net of allowances of $1,554 at December 31, 2002 and $1,734 at September 30, 2002	21,970	25,428
Deferred royalties	7,088	7,581
Deferred commissions	8,627	8,822
Prepaid expenses and other current assets	2,769	3,127
Deferred income taxes, net	3,731	3,600

Total current assets	68,813	72,219
Property and equipment, net	3,382	3,596
Computer software costs, net	16,015	16,739
Goodwill and other intangible assets, net	6,866	7,056
Other non-current assets, net	9,024	8,500

Total assets	$104,100	$108,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,888	$3,338
Accrued expenses and other current liabilities	23,947	25,087
Restructuring reserve, current	1,250	1,300
Deferred license revenue	18,947	18,893
Deferred services revenue	36,966	40,969

Total current liabilities	83,998	89,587
Restructuring reserve, non-current	2,176	2,298
Other non-current liabilities	1,193	1,265

Total liabilities	87,367	93,150

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized
Series D convertible preferred stock, 125 shares issued and outstanding (liquidation preference of $9,420)	125	125
Series E convertible preferred stock, 50 shares issued and outstanding (liquidation preference of $3,768)	50	50
Common stock, $0.01 par value; 90,000 shares authorized, 20,370 shares issued and 18,431 shares outstanding at December 31, 2002; 20,370 shares issued and 18,390 shares outstanding at September 30, 2002	204	204
Additional paid-in capital	63,157	63,129
Accumulated deficit	(31,613)	(33,029)
Restricted stock compensation	(209)	(304)
Accumulated other comprehensive loss	(16)	(62)
Treasury stock-at cost, 1,939 shares at December 31, 2002 and 1,980 shares at September 30, 2002	(14,965)	(15,153)

Total shareholders’ equity	16,733	14,960

Total liabilities and shareholders’ equity	$104,100	$108,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2002	2001
Revenue:
License	$8,470	$11,673
Services	22,582	21,620

Total revenue	31,052	33,293

Operating expenses:
Cost of license revenue	3,647	4,022
Cost of services revenue	8,057	8,617
Selling and marketing	10,450	8,309
Product development	3,576	4,875
General and administrative	3,104	4,081

Total operating expenses	28,834	29,904

Income from operations	2,218	3,389
Other:
Interest income	76	138
Interest expense	(46)	(505)

Income before income tax expense	2,248	3,022
Income tax expense	832	1,163

Net income	$1,416	$1,859

Net income per common share (basic)	$0.08	$0.10

Weighted average number of common shares outstanding (basic)	18,389	18,311

Net income per common share (diluted)	$0.07	$0.09

Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,469	20,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$1,416	$1,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	543	615
Amortization of computer software costs	1,529	1,487
Amortization of intangible assets	190	190
Amortization of debt issue costs	33	171
Provision for bad debts	166	572
Deferred income taxes	143	1,277
Other non-cash items, net	119	147

	4,139	6,318
Changes in operating assets and liabilities:
Accounts receivable	3,292	6,599
Deferred royalties	493	505
Deferred commissions	195	970
Prepaid expenses and other current assets	359	(76)
Other non-current assets	(179)	37
Accounts payable	(450)	930
Accrued expenses and other current liabilities	(1,095)	(3,203)
Restructuring reserve, current and non-current	(172)	—
Deferred license revenue	54	(4,053)
Deferred service revenue	(4,003)	(1,208)
Other non-current liabilities	(82)	—

Net cash provided by operating activities	2,551	6,819

Cash flows from investing activities:
Purchases of property and equipment	(329)	(215)
Additions to computer software costs	(805)	(624)
Purchases of computer software	—	(49)
Acquisition	(653)	—

Net cash used for investing activities	(1,787)	(888)

Cash flows from financing activities:
Principal repayments of long-term debt	—	(4,680)
Proceeds from stock options exercised	17	—
Proceeds from employee stock purchases	195	220
Acquisition of treasury stock	(9)
Payment of debt issue costs	—	(96)

Net cash provided by (used for) financing activities	203	(4,556)

Net increase in cash and cash equivalents	967	1,375
Cash and cash equivalents at beginning of period	23,661	18,077

Cash and cash equivalents at end of period	$24,628	$19,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

Except for the balance sheet as of September 30, 2002, the accompanying condensed consolidated financial statements are unaudited; however, in our opinion, these condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows as of the dates and for the periods indicated.

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. As permitted by the rules of the SEC applicable to quarterly reports on Form 10-Q, these financial statements are condensed and consolidated, consisting of the condensed financial statements of MAPICS, Inc. and our subsidiaries. We eliminated all significant intercompany accounts and transactions in the consolidation. We also have condensed these notes, and they do not contain all disclosures required by generally accepted accounting principles. While we believe that the disclosures presented are adequate to make these condensed consolidated financial statements not misleading, you should read them in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

We operate on a fiscal year ending September 30th. The term “fiscal 2001” refers to our fiscal year ended September 30, 2001, the term “fiscal 2002” refers to our fiscal year ended September 30, 2002, and the term “fiscal 2003” refers to our fiscal year ending September 30, 2003. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

(2) Revenue Recognition

We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position (SOP), 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, “Software Revenue Recognition, with Respect to Certain Transactions,” SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts,” and AICPA Technical Practice Aid (TPA) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

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

(3) fees are fixed or determinable; and

(4) determination that collection of the related receivable is probable.

The annual support fee, which is typically paid annually in advance, entitles the customer to receive twelve months of support services, as available. We record these annual support fees as services revenue and recognize this revenue ratably over the term of the agreement.

The license agreements for our software products include a limited express warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with our related documentation for period of up to 90 days from delivery. If the product does not perform substantially in accordance with the documentation, we may repair or replace the product or terminate the license and refund the license fees paid for the product. All other warranties are expressly disclaimed. In addition to this warranty and in return for the payment of annual license or support fees, we also provide customers with available annual maintenance services that include electronic usage support and defect repairs. To the extent that product defects arise, most are identified long after the product has been installed and used and after the warranty period has expired. In most instances, a product workaround and repair can be made and such repairs are delivered as part of maintenance services. Historically, we have not received any material warranty claims related to our products, and we have no reason believe that we will receive any material claims in the future.

Professional Services Revenue

Under the terms of our license agreements, our customers are responsible for installation and training. Our professional services organization or, in many instances, the affiliates provide our customers with the consulting and implementation services relating to our products. We provide our professional services under services agreements, and we charge for them separately under time and materials arrangements or, in some circumstances, under fixed price arrangements. The professional services that we provide are not essential to the functionality of our delivered products. We recognize revenues from time and materials arrangements as the services are performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable, and collection is probable. Under a fixed price arrangement, we recognize revenue on the basis of the estimated percentage of completion of service provided. We recognize changes in estimate in the period in which they are determined. We recognize provisions for losses, if any, in the period in which they first become probable and reasonably estimable.

We also offer educational courses and training materials to our customers and affiliates. These consulting and implementation services and education courses are included in services revenue and revenue is recognized when services are provided.

(3) Computation and Presentation of Net Income Per Common Share

We apply Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share,” which requires us to present “basic” and “diluted” net income per common share for all periods presented in the statements of operations. We compute basic net income per common share, which excludes dilution, by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if holders of our preferred stock, common stock options, common stock warrants and contingently issuable stock converted or exercised their holdings into common stock that then shared in our earnings.

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

The following table presents the calculations of basic and diluted net income per common share or common share equivalent (in thousands, except per share data):

	Three Months Ended December 31,
	2002	2001
Basic net income per common share:
Net income	$1,416	$1,859

Weighted average common shares outstanding	18,389	18,311

Basic net income per common share	$0.08	$0.10

Diluted net income per common share:
Net income	$1,416	$1,859

Weighted average common shares outstanding	18,389	18,311
Common share equivalents:
Convertible preferred stock	1,750	1,750
Common stock options	250	237
Contingently issuable stock	80	104

Weighted average common shares and common equivalent shares outstanding	20,469	20,402

Diluted net income per common share	$0.07	$0.09

(4) Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended December 31,
	2002	2001
Net income	$1,416	$1,859
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	46	(107)

Comprehensive income	$1,462	$1,752

(5) Income Taxes

The reported income tax expense for the three months ended December 31, 2002 was calculated based on a rate of 37.0%. The reported income tax expense differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense principally due to the impact of state and foreign income taxes.

(6)	Goodwill and Other Intangible Assets

We adopted SFAS 142, “Goodwill and Other Intangible Assets” on October 1, 2001. Accordingly, we discontinued periodic amortization of goodwill. Goodwill will be assessed at least annually for impairment by applying a fair-value-based test.

Intangible assets that have finite useful lives will continue to be amortized over their estimated useful lives. Our intangible assets consist principally of tradenames, trademarks, and installed customer base and affiliate network, and all are considered to have finite lives. The gross carrying amount of intangible assets as of December 31, 2002 was $8.8 million with a balance of $5.6 million in accumulated amortization. The amortization of intangible assets for the three months ended December 31, 2002 was $190,000.

Amortized Intangible Assets (in thousands):

	As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Installed customer base and affiliate network	$7,934	$(4,770)	$3,164
Tradenames and trademarks	856	(843)	13

Total	$8,790	$(5,613)	$3,177

The weighted average amortization lives of the installed customer base and affiliate network and of the tradenames and trademarks is 13 years and 10 years, respectively.

Aggregate Amortization Expense (in thousands):

Three Months Ended December 31, 2002
Aggregate amortization expense	$190

Estimated Amortization Expense for the Fiscal Years Ended (in thousands):

September 30, 2003	$709
September 30, 2004	$673
September 30, 2005	$673
September 30, 2006	$673
September 30, 2007	$470

The balance of goodwill at December 31, 2002 was $3.7 million. There were no changes to the carrying amount of goodwill during the three months ended December 31, 2002.

(7) Restructuring Costs

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

The major components of the remaining restructuring accrual at December 31, 2002 were as follows (in thousands):

	Accrued Restructuring Costs at September 30, 2002	Amounts Utilized	Accrued Restructuring Costs at December 31, 2002
Cost of abandonment of excess space and other	$3,573	$(147)	$3,426
Employee severance and related costs	25	(25)	—

	$3,598	$(172)	$3,426

We expect future cash expenditures related to these restructuring activities to be approximately $3.4 million. We expect to pay approximately $1.2 million within the twelve-month period ending December 31, 2003, and we therefore have included this amount in current liabilities.

As shown in the table above, our restructuring liability is principally comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges or reverse prior charges accordingly in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Additionally, as discussed in note (10), we have a pending business combination with Frontstep, Inc. that we expect to close on February 18, 2003. Depending on the impact of our acquisition of Frontstep, market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring liability as appropriate.

(8) Contingent Liabilities

In March 2000, we acquired an education business. In exchange for the business, we issued 106,668 shares of restricted common stock. If, on March 1, 2003, the price per share of our common stock is less than $18.75, we must pay additional consideration equal to the difference between $18.75 and the quoted market price multiplied by the number of shares of common stock issued at acquisition that the sellers still hold on March 1, 2003. If the closing market price on March 1, 2003 is $7.00 per share, the value of the additional consideration would be approximately $1.3 million. As the stock price at March 1, 2003 is not known this estimate is subject to change. We may elect to pay all or a portion of this additional consideration with shares of common stock and any remainder in cash. The effect of this additional consideration will be to increase our goodwill. We will review this additional goodwill for impairment, and we anticipate that this review will indicate that the goodwill is impaired, which will result in a charge to expense for the three months ended March 31, 2003.

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

We regularly prepare and evaluate separate financial information for each of our principal geographic areas, including 1) North America, 2) EMEA and 3) LAAP. In evaluating financial performance, we focus on operating profit as a measure of a geographic area’s profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of certain corporate expenses. We include our corporate division in the presentation of reportable segment information because some of the income and expenses of this division are not allocated separately to the operating segments.

The following table includes interim financial information for the three months ended December 31, 2002 and 2001 related to our operating segment and geographic areas. The information presented below may not be indicative of results if the geographic areas were independent organizations (in thousands).

	North America	EMEA	LAAP	Corporate	Total

Three Months Ended December 31, 2002:
Revenues from unaffiliated customers	$23,882	$4,962	$2,208	$—	$31,052

Income (loss) from operations	$2,334	$621	$234	$(971)	$2,218

Interest income					76
Interest expense					(46)

Income before income tax expense					$2,248

Three Months Ended December 31, 2001:
Revenues from unaffiliated customers	$24,284	$6,828	$2,181	$—	$33,293

Income (loss) from operations	$3,373	$1,750	$(112)	$(1,622)	$3,389

Interest income					138
Interest expense					(505)

Loss before income tax expense					$3,022

(10) Pending Business Combinations

On November 25, 2002, we and Frontstep, Inc. announced that we had entered into a definitive merger agreement pursuant to which we will acquire Frontstep. Pursuant to the terms of the merger agreement, shareholders of Frontstep, including holders of Frontstep’s Series A Convertible Participating Preferred Stock, will receive, in the aggregate, 4.2 million shares of MAPICS common stock in exchange for all of the outstanding Frontstep shares and we will assume up to $21.5 million of Frontstep’s debt as well as certain outstanding stock options and warrants. Frontstep shareholders will receive 0.300846 MAPICS shares for each share of Frontstep common stock held as of the effective time of the merger. Closing, which is expected to occur on February 18, 2003, remains subject to certain closing conditions including, but not limited to, approval of the acquisition by MAPICS and Frontstep shareholders. In connection with the merger agreement, Frontstep officers, directors and certain shareholders, including all holders of the preferred stock, have entered into agreements to vote shares held by them in favor of the proposed transaction. Pursuant to these voting agreements, shareholders expected to hold a majority of the voting shares of Frontstep common stock as of the record date have committed to vote their shares in favor of the transaction. Under Ohio law, the transaction must be approved by the holders of at least two-thirds of the voting power of Frontstep. The proposed merger is intended to qualify as a tax-free reorganization pursuant to Section 368(a) of the Internal Revenue Code.

As part of the integration of the two companies, we will be reviewing and making changes to the personnel and facilities structures of the combined entity as well as reviewing and eliminating possible redundancies in our software offerings. We expect to incur expenses in future periods related to these acquisition and restructuring activities.

Additionally, we have signed a commitment letter for a $30.0 million syndicated credit facility, the proceeds of which will be used to repay the amounts of debt assumed from Frontstep in the business combination. We anticipate closing on this new credit facility on February 18, 2003.

(11) Recently Issued or Adopted Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will apply SFAS No. 146 to any exit or disposal activities that we may enter into in future periods.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the Issue). The guidance in this Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We currently follow the appropriate pronouncement as discussed in note 2 and anticipate the Issue to have no significant impact on the results of our operations, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This Interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The Interpretation’s provisions for initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. We have provided the required disclosures related to our policy on product warranties and contingent consideration arising from acquisitions in notes 2 and 8 of this Form 10-Q. The inclusion of the required disclosures had no significant impact on the results of our operations, financial position, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early application encouraged. We apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123. We plan to adopt the amended interim disclosure requirements during the quarter ending March 31, 2003. We anticipate that the adoption of the additional disclosure requirement will not have a significant impact on the results of our operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of December 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes contained in “Item 1. Financial Statements” in Part I of this report and our consolidated financial statements for the fiscal year ended September 30, 2002 filed with the SEC as part of our Annual Report on Form 10-K report for that fiscal year. The following discussion and analysis contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance” contained in the above-referenced Form 10-K. The cautionary statements made in that Form 10-K are applicable to all related forward-looking statements wherever they appear in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” in “Item 1. Business” of that Form 10-K.

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

Our flagship solutions include two enterprise resource planning foundations that streamline business processes for manufacturing, customer service, engineering, supply chain planning and financial reporting. The solutions support international and multi-site operations on a variety of platforms, including the IBM eServer iSeries, Windows NT, UNIX and Linux. We also offer supply chain management, collaborative commerce and enterprise asset management systems and functionality designed to enable companies to link members of their supply chain to send and receive valuable real-time information to improve business decision-making at all levels.

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

        With regard to our ERP for Extended Systems products, we generally license them on a perpetual basis. Customers must pay an initial license fee and an annual support fee in the first year. We record initial license fees for perpetual licenses as license revenue and typically recognize them upon delivery of the software to the ultimate customer, provided collection is probable. The annual support fee entitles the customer to receive annual support services, as available. We record these fees as services revenue and recognize this revenue ratably over the term of the periodic agreement.

Pending Acquisition of Frontstep, Inc.

On November 25, 2002, we and Frontstep announced the signing of a definitive agreement for MAPICS to acquire Frontstep. Frontstep is a publicly traded (NASDAQ/NM:FSTP) manufacturing application solution provider headquartered in Columbus, Ohio. Pursuant to the definitive agreement, terms of the acquisition include MAPICS’ purchase of all of Frontstep’s shares in exchange for 4.2 million shares of MAPICS common stock and the assumption by us of up to $21.5 million of Frontstep’s debt as well as certain outstanding stock options and warrants. Frontstep shareholders will receive 0.300846 MAPICS shares for each share of Frontstep common stock held. Closing, which is expected to occur on February 18, 2003, is subject to certain conditions, including the approval of the transaction by MAPICS and Frontstep shareholders. Furthermore, we have signed a commitment letter for a $30 million syndicated credit facility, the proceeds of which will be used to repay the Frontstep debt assumed in the business combinations. We anticipate closing that facility on February 18, 2003.

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

As part of the integration of the two companies, we will be reviewing and making changes to the personnel and facilities structures of the combined entity as well as reviewing and eliminating possible redundancies in our software offerings. We expect to incur expenses in future periods related to these acquisition and restructuring activities.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Summary. For the three months ended December 31, 2002, we reported net income of $1.4 million, or $0.07 per share (diluted), compared to net income of $1.9 million, or $0.09 per share (diluted), for the three months ended December 31, 2001. For the three months ended December 31, 2002, total revenue decreased $2.2 million or 7% from the year earlier quarter. Operating expenses decreased $1.1 million or 4% for the three months ended December 31, 2002 compared to the prior year quarter.

The following table presents our statements of operations data as a percentage of total revenue for the three months ended December 31, 2002 and December 31, 2001:

	Three Months Ended December 31,
	2002	2001
Revenue:
License	27.3%	35.1%
Services	72.7	64.9

Total revenue	100.0	100.0

Operating expenses:
Cost of license revenue	11.7	12.1
Cost of services revenue	26.0	25.9
Selling and marketing	33.7	25.0
Product development	11.5	14.6
General and administrative	10.0	12.3

Total operating expenses	92.9	89.9

Income from operations	7.1	10.1
Interest income	0.2	0.4
Interest expense	(0.1)	(1.5)

Income before income tax expense	7.2	9.0
Income tax expense	2.7	3.5

Net income	4.5%	5.5%

Revenue. Total revenue for the three months ended December 31, 2002 was $31.1 million, a decrease of $2.2 million or 7%, compared to total revenue of $33.3 million for the three months ended December 31, 2001. The decrease in total revenue was primarily due to a decrease in license revenue recognized during the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

License revenue for the three months ended December 31, 2002 was $8.5 million, a decrease of $3.2 million or 27%, compared to license revenue of $11.7 million for the three months ended December 31, 2001. During the three months ended December 31, 2002, our license revenue included license revenue from time-based license contracts of $7.0 million recognized ratably, with the remainder recorded from license revenue recognized upon delivery under our perpetual licenses. In comparison, during the three months ended December 31, 2001, our license revenue included license revenue from time-based contracts of $9.0 million recognized ratably, with the remainder recorded from license revenue recognized upon delivery under our perpetual licenses.

Licensing activity during the three months ended December 31, 2002 also decreased. We signed $7.8 million in license contracts during the three months ended December 31, 2002 compared to $8.6 million in the previous year. We deferred $6.3 million of time-based license revenue to be recognized ratably in future periods during the three months ended December 31, 2002 compared to $6.0 million in the year earlier period. We believe the decreased licensing activity is attributable to the continued economic slowdown, its effect on manufacturers and many customers and prospects continuing to delay purchases or implementations due to economic uncertainty.

Services revenue for the three months ended December 31, 2002 was $22.6 million compared to $21.6 million for the three months ended December 31, 2001, an increase of $1.0 million or 4%. The increase was mainly due to an increase in maintenance and support services revenue, partially offset by a decrease in our professional services revenues in conjunction with the lower licensing activity.

        Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and the Asia Pacific regions, or LAAP. During the three months ended December 31, 2002, license revenue in EMEA decreased as a percentage of total license revenue to 18.9% compared to 29.7% in the year earlier period. The decrease as a percentage of total license revenue was related to a perpetual license contract in excess of $1.0 million from a strategic customer in EMEA during the three months ended

December 31, 2001. The following table shows the percentage of license revenue, services revenue, and total revenue contributed by each of our primary geographic markets:

	License Revenue Three Months Ended December 31,		Services Revenue Three Months Ended December 31,		Total Revenue Three Months Ended December 31,
	2002	2001	2002	2001	2002	2001
North America	69.2%	61.7%	79.8%	79.0%	76.9%	72.9%
EMEA	18.9%	29.7%	14.9%	15.6%	16.0%	20.5%
LAAP	11.9%	8.6%	5.3%	5.4%	7.1%	6.6%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Additional information about our operations in these geographic areas is presented in note (9) of the notes to our condensed consolidated financial statements in this report.

Cost of License Revenue. Cost of license revenue for the three months ended December 31, 2002 was $3.6 million compared to $4.0 million for the three months ended December 31, 2001. The decrease of $375,000 or 9% was due to lower product royalty expense as a result of lower license revenue recognized in the period offset partially by higher amortization of capitalized software. We expect cost of license revenue to vary from period to period based on the mix of products licensed between internally developed products and royalty bearing products and the timing of computer software amortization costs.

Cost of Services Revenue. Cost of services revenue for the three months ended December 31, 2002 was $8.1 million compared to $8.6 million for the three months ended December 31, 2001, a decrease of $560,000 or 6%. Cost of services revenue as a percentage of services revenue also decreased to 35.7% during the three months ended December 31, 2002 as compared to 39.9% in the year earlier period. Cost of services revenue decreased as a result of lower direct expenses, particularly for sub-contractor fees and personnel related expenses for professional services due to lower professional services revenues.

Selling and Marketing Expenses. Selling and marketing expenses for three months ended December 31, 2002 were $10.5 million compared to $8.3 million in the year earlier quarter, an increase of $2.1 million or 26%. Selling and marketing expense also increased as a percentage of total revenue to 33.7% for the three months ended December 31, 2002 from 25.0% in the year earlier quarter. The increase in selling and marketing expense as well as the increase as a percentage of total revenue was primarily due to two factors: (1) the change in product mix of our license revenue recognized between time-based license revenue and perpetual license revenue, and (2) higher amounts of license revenue recognized for which we owed commissions to our affiliates. We believe that affiliate commissions will fluctuate from period to period based on our product mix and the levels of sales by our affiliates and by our direct sales organization. Additionally, expenses for marketing activities, particularly in marketing program spend and personnel related costs, were higher during the three months ended December 31, 2002 as compared to the year earlier quarter.

Product Development Expenses. The following table shows information about our product development expenses during the three months ended December 31, 2002 and December 31, 2001:

	Three Months Ended December 31,
	2002	2001	Change From Prior Year
	(Dollars in thousands)
Product development costs	$4,023	$5,125	(21.5)%
Software translation costs	358	374	(4.3)

Total product development activities	4,381	5,499	(20.3)

Less:
Capitalized product development costs	(750)	(528)	42.0
Capitalized software translation costs	(55)	(96)	(42.7)

	(805)	(624)	29.0

Product development expenses	$3,576	$4,875	(26.6)%

As a percentage of total revenue	11.5%	14.6%

Spending on product development activities decreased 20% during the three months ended December 31, 2002 compared to the same period in the prior year. Spending activities decreased for both product development and software translation activities. Our offshore information technology services partnership and associated restructuring of operations in fiscal 2002 resulted in reduced product development costs during the three months ended December 31, 2002 compared to the year earlier quarter and will likely reduce the amounts of software development costs capitalized and subsequently amortized. Software translation costs are typically project related, and the timing of those expenditures is subject to change from period to period.

Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period. For the three months ended December 31, 2002, capitalization of product development and translation costs increased 29% from the three months ended December 31, 2001.

General and Administrative Expenses. General and administrative expenses were $3.1 million for the three months period ended December 31, 2002 compared to $4.1 million in the year earlier quarter. The $977,000 or 24% decrease was primarily due to decreases in foreign exchange losses primarily in our EMEA region and bad debt expense.

Interest Income and Interest Expense. Interest income was $76,000 for the three months ended December 31, 2002 compared to $138,000 in the previous year period. The decrease of $62,000 or 45% resulted primarily from a decrease in interest rates, partially offset by a higher balance of cash for the three months ended December 31, 2002.

For the three months ended December 31, 2002, interest expense principally included commitment fees on the unused portion of our revolving credit facility and amortization of debt issuance costs. For the three months ended December 31, 2001, interest expense principally included (1) interest on our term loan based on our lender’s base rate or LIBOR plus a predetermined margin, (2) the difference between interest paid and interest received under our interest rate protection arrangement, (3) commitment fees on the unused portion of our revolving credit facility, and (4) amortization of debt issuance costs. For the three months ended December 31, 2002, interest expense was $46,000 compared to $505,000 in the year earlier quarter. We repaid the remaining portion of our bank credit facility during fiscal 2002, and as a result, interest expense decreased 91% from the previous period. Taking into effect the interest rate protection arrangement and excluding the amortization of debt issue costs, the effective annual interest rate on our term loan for the three months ended December 31, 2001 was 7.5%. The term of our interest rate protection arrangement ended on December 31, 2001. As mentioned previously, we expect to complete the acquisition of Frontstep during the second quarter of fiscal 2003 as well as to close on a $30 million syndicated credit facility. As a result of these transactions, we expect interest expense to increase in future periods.

Income Tax Expense (Benefit). The effective income tax rates for the three months ended December 31, 2002 and December 31, 2001 were 37.0% and 38.5%, respectively. The effective income tax rate for the two periods differs from the federal statutory rate of 35.0% because of the effect of state and foreign income taxes.

We retained certain favorable income tax attributes in connection with the separation of Marcam Corporation into two companies in 1997. We have realized certain of these attributes in subsequent periods, which were recorded as income tax benefits at that time. Additional future income tax benefits related to these remaining attributes may be realized in future periods if and when they become certain.

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

The following tables show information about our cash flows during the three months ended December 31, 2002 and December 31, 2001 and selected balance sheet data as of December 31, 2002 and September 30, 2002.

	Summary of Cash Flows
	Three Months Ended December 31,
	2002	2001
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$4,139	$6,318
Changes in operating assets and liabilities	(1,588)	501

Net cash provided by operating activities	2,551	6,819
Net cash used for investing activities	(1,787)	(888)
Net cash provided by (used for) financing activities	203	(4,556)

Net increase in cash and cash equivalents	$967	$1,375

	Balance Sheet Data
	December 31, 2002	September 30, 2002
	(In thousands)
Cash and cash equivalents	$24,628	$23,661
Working capital (deficit)	(15,185)	(17,368)

Operating Activities

We generated $4.1 million in cash flows from operating activities before changes in operating assets and liabilities during the three months ended December 31, 2002 compared to $6.3 million in cash flows from operating activities before changes in operating assets and liabilities during the three months ended December 31, 2001. The $2.2 million decrease from the year earlier quarter included a $1.1 million decrease in deferred income taxes, a $443,000 decrease in net income and a $406,000 reduction in the provision for bad debts.

Significant changes in operating assets and liabilities during the three months ended December 31, 2002 included (1) a $3.3 million decrease in accounts receivable attributable to lower licensing activity during the quarter and an increase in cash collections, days sales outstanding decreased to 65 days at December 31, 2002 from 77 days at September 30, 2002, (2) a $3.3 million net decrease in deferred revenue and deferred costs; and (3) a $1.5 million decrease in accounts payable, accrued expenses and other current liabilities resulting primarily from the timing of cash payments.

Investing and Financing Activities

For the three months ended December 31, 2002 compared to the same quarter in the prior year, we increased spending for property and equipment by $114,000, and we increased spending for additions to computer software by $181,000. Additionally, for the three months ended December 31, 2002, we incurred transaction costs of $653,000 related to the pending business combination with Frontstep.

The significant difference in the nature and amounts of net cash flows from financing activities during the three months ended December 31, 2002 compared to the three months ended December 31, 2001 relates to the principal repayments of long-term debt. We repaid our long-term debt during fiscal 2002, and there was no balance outstanding as of December 31, 2002. During the three months ended December 31, 2001, we repaid $4.7 million of our term loan. As of December 31, 2001 the term loan had an outstanding balance of $14.0 million.

On April 26, 2002, we entered into a new secured revolving credit facility which provides for a revolving credit line of up to $10.0 million. There was no balance outstanding as of December 31, 2002. We intend to replace this facility with a new $30.0 million credit facility that we expect to close on February 18, 2003, the proceeds of which will be used in connection with the closing of the Frontstep acquisition.

Our current revolving credit facility matures on April 24, 2003 and may be extended for an additional 364-day term at our request and at the discretion of the bank. We may make voluntary prepayments of the revolving loans without premium or penalty, and all outstanding unpaid principal on the revolving loans will mature on April 24, 2003 but may be extended if the credit facility is extended. At our option, the interest rates for the revolving credit facility are either adjusted LIBOR plus 2.50% per year, or the base rate plus 1.00% per year. The base rate is the higher of the defined prime rate or the federal funds rate plus one-half of one percent. Substantially all of our domestic assets are pledged as collateral for any obligations under the new revolving credit facility. Additionally, all of our domestic subsidiaries have guaranteed the repayment of our obligations under the revolving credit facility.

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

At December 31, 2002, we had federal net operating loss carryforwards of $6.8 million and research and experimentation and other credit carryforwards of $4.4 million. The net operating losses and tax credits at December 31, 2002 expire between fiscal 2003 and fiscal 2020. The utilization of a significant portion of the net operating losses and tax credits is limited on an annual basis due to various changes in ownership of both MAPICS and Pivotpoint, a company we acquired on January 12, 2000. We do not believe that these limitations will significantly impact our ability to utilize the net operating losses and tax credits before they expire. We also retain additional favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and additional future income tax benefits related to these tax attributes may be realized in future periods if and when they become certain. We believe they will continue to result in cash savings in future periods as we use them to offset income taxes payable. We have recorded the net deferred tax assets at the amount we believe is more likely than not to be realized.

On July 31, 2002, we announced that our board of directors approved a plan to repurchase up to 10.0 million shares of our outstanding common stock in light of our stock price and liquidity position. Purchases are expected to be made from time to time, depending on market conditions, in private transactions as well as in the open market at prevailing market prices. During the three months ended December 31, 2002, we repurchased 1,600 shares of stock for approximately $9,000. These shares are available for reissuance for general corporate purposes.

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

The major components of the remaining restructuring accrual at December 31, 2002 were as follows (in thousands):

	Accrued Restructuring Costs at September 30, 2002	Amounts Utilized	Accrued Restructuring Costs at December 31, 2002
Cost of abandonment of excess space and other	$3,573	$(147)	$3,426
Employee severance and related costs	25	(25)	—

	$3,598	$(172)	$3,426

We expect future cash expenditures related to these restructuring activities to be approximately $3.4 million. We expect to pay approximately $1.2 million within the twelve-month period ending December 31, 2003, and we therefore have included this amount in current liabilities.

As shown in the table above, our restructuring liability is principally comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges or reverse prior charges accordingly in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Additionally, as discussed previously, we have a pending business combination with Frontstep that we expect to close on February 18, 2003. Depending on the impact of our acquisition of Frontstep, market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring liability as appropriate.

Pursuant to the terms of the definitive agreement between us and Frontstep, terms of the acquisition include our purchase of all of Frontstep’s shares in exchange for 4.2 million shares of MAPICS common stock and the assumption by us of up to $21.5 million of Frontstep’s debt as well as certain outstanding stock options and warrants. As of September 30, 2002, the face value of Frontstep’s outstanding debt and notes payable was $21.4 million, excluding $1.8 million of unamortized debt discount.

We have signed a commitment letter for a $30.0 million syndicated credit facility, the proceeds of which will be used to repay the debt amounts assumed from Frontstep. We anticipate closing on this new credit facility by February 18, 2003 and repaying all the debt outstanding from Frontstep immediately after the close of the acquisition. The interest rates on the new debt financing will be lower than the existing rates of the Frontstep debt.

We do not have any off-balance sheet arrangements or financing arrangements with related parties, persons who were previously related parties, or any other parties who might be in a position to negotiate arrangements with us other than on an arms-length basis.

We do not have any current plans or commitments for any significant capital expenditures.

We believe that cash and cash equivalents on hand as of December 31, 2002, together with cash flows from operations and available borrowings anticipated under the syndicated credit facility for which we have a commitment letter, will be sufficient to fund our operations, including our acquisition of Frontstep, for at least the next 12 months.

Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes our contractual obligations as of December 31, 2002 by the periods in which the related payments by us become due.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating leases	$13,225	$3,274	$7,885	$2,067	$—

We had no contingent liabilities or commitments at December 31, 2002 except for the following:

•	in March 2000, we acquired an education business. In exchange for the business, we issued 106,668 shares of restricted common stock. If, on March 1, 2003, the price per share of our common stock is less than $18.75, we must pay additional consideration equal to the difference between $18.75 and the quoted market price multiplied by the number of shares of common stock issued at acquisition that the sellers still hold on March 1, 2003. If the closing market price on March 1, 2003 is $7.00 per share, the value of the additional consideration would be approximately $1.3 million. As the stock price at March 1, 2003 is not known, this estimate is subject to change. We may elect to pay all or a portion of this additional consideration with shares of common stock and any remainder in cash. The effect of this additional consideration will be to increase our goodwill. We will review this additional goodwill for impairment, and we anticipate that this review will indicate that the goodwill is impaired, which will result in a charge to expense for the three months ended March 31, 2003; and

•	we are a party to change of control employment agreements and term employment agreements with certain of our executive officers. See “Item 11. Executive Compensation” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

As discussed above, we have a $10.0 million revolving credit facility. The facility matures on April 24, 2003 and may be extended for an additional 364-day term. There was no balance outstanding as of December 31, 2002.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance” in our Form 10-K for the fiscal year ended September 30, 2002.

Revenue Recognition. We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, “Software Revenue Recognition, with Respect to Certain Transactions,” SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts,” and AICPA TPA 5100.53 “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

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

The license agreements for our software products include a limited express warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with our related documentation for period of up to 90 days from delivery. If the product does not perform substantially in accordance with the documentation, we may repair or replace the product or terminate the license and refund the license fees paid for the product. All other warranties are expressly disclaimed. In addition to this warranty and in return for the payment of annual license or support fees, we also provide customers with available annual maintenance services that include electronic usage support and defect repairs. To the extent that product defects arise, most are identified long after the product has been installed and used and after the warranty period has expired. In most instances, a product workaround and repair can be made and such repairs are delivered as part of maintenance services. Historically, we have not received any material warranty claims related to our products, and we have no reason to believe that we will receive any material claims in the future.

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

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable comprise trade receivables that are credit based and do not require collateral. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. On an ongoing basis, we evaluate the collectibility of accounts receivable based upon historical collections and assessment of the collectibility of specific accounts. The majority of our receivables are with companies within North America. Our receivables in North America comprised 74.3% of consolidated net accounts receivable as of December 31, 2002. We specifically review the collectibility of accounts in North America with outstanding accounts receivable balances over $15,000. Outside North America, we specifically review the collectibility of all accounts with outstanding balances. We evaluate the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition and credit scores, recent payment history, and discussions with our account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, an increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If actual results differ, this could have an impact on our financial condition, results of operation and cash flows.

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

Recently Issued or Adopted Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will apply SFAS No. 146 to any exit or disposal activities that we may enter into in future periods.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the Issue). The guidance in this Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We currently follow the appropriate pronouncement as discussed in note 2 and anticipate the Issue to have no significant impact on the results of our operations, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This Interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The Interpretation’s provisions fo initial recognition and measurement are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that ended after December 15, 2002. We have provided the required disclosures related to our policy on product warranties and contingent consideration arising from acquisitions in notes (2) and (8) of this Form 10-Q. The inclusion of the required disclosures had no significant impact on the results of our operations, financial position, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early application encouraged. We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123. We plan to adopt the amended interim disclosure requirements during the quarter ending March 31, 2003. We anticipate that the adoption of the additional disclosure requirement will not have a significant impact on the results of our operations, financial position or cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31,

2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of December 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Except as discussed in the following paragraphs, we do not engage in trading market risk sensitive instruments nor do we purchase, whether for investment, hedging or purposes “other than trading,” instruments that are likely to expose us to market risk, whether foreign currency exchange rate, interest rate, commodity price or equity price risk. We have not issued any debt instruments, entered into any forward or futures contracts, purchased any options or entered into any swaps, except as discussed in the following paragraphs.

Interest Rate Sensitivity

As of December 31, 2002, we had no outstanding balance under our revolving credit facility. However, we have signed a commitment letter for a $30.0 million syndicated credit facility, the proceeds of which will be used to repay the outstanding debt assumed from Frontstep. We anticipate closing on that facility on February 18, 2003. We anticipate that the new credit facility will have interest payments based on variable interest rates such as LIBOR. We will be subject to the risks of fluctuations in the variable interest rates in future periods.

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

From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We incurred net foreign currency transaction gains of $151,000 for the three months ended December 31, 2002 and net foreign currency losses of $137,000 for the three months ended December 31, 2001, mostly due to transactions within EMEA. We did not have any open forward exchange contracts or options or other trading financial instruments with foreign exchange risk at December 31, 2002 or December 31, 2001. At December 31, 2002, we had the following non-trading other financial instruments denominated in currencies other than the U.S. dollar (in thousands of U.S. dollars):

Cash and cash equivalents	$1,453
Trade accounts receivable (a)	$7,136
Trade accounts payable	$679

(a)	Approximately $5.8 million of this amount is denominated in euros, pounds sterling or yen, all of which have stable historical exchange rates with the U.S. dollar.

As our foreign operations increase, our business, financial condition and results of operations could be adversely affected by future changes in foreign currency exchange rates. For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance—Our international operations subject us to a number of risks that could substantially hinder our future growth and current results” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

ITEM 4: Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 5: Other Information

Quarterly Stock Options Disclosures

At December 31, 2002, we had stock options or shares of common stock outstanding under five stock option plans and an employee stock purchase plan, described below.

The 1998 Long-Term Incentive Plan. The MAPICS, Inc. 1998 Long-Term Incentive Plan, or 1998 LTIP, allows us to issue up to 4,500,000 shares of common stock through various stock-based awards to our directors, officers, employees and consultants including an additional 1,000,000 shares authorized in fiscal 2002. The stock-based awards can be in the form of (a) incentive stock options, or ISOs, or non-qualified stock options; (b) stock appreciation rights; (c) performance units; (d) restricted stock; (e) dividend equivalents; and (f) other stock based awards. In general, the exercise price specified in the agreement relating to each ISO granted under the 1998 LTIP is required to be not less than the fair market value of the common stock as of the date of grant.

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

The 2000 ESPP. The MAPICS, Inc. 2000 Employee Stock Purchase Plan, or 2000 ESPP, was approved during fiscal 2000 and provides that we are authorized to issue up to 500,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. The 2000 ESPP is a qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the 2000 ESPP, employees, excluding those owning 5% or more of the common stock, can choose every six months to have up to 10% of their base and bonus earnings withheld to purchase common stock, subject to limitations. The purchase price of the common stock is 85% of the lower of its beginning-of-period or end-of-period market price. The 2000 ESPP expires on December 31, 2007.

Except for the look-back options issued under the 2000 ESPP, all stock options granted under our stock-based compensation plans, as well as those stock options granted outside our stock-based compensation plans, were granted at exercise prices not less than the fair market value of the common stock at the date of grant.

Option Grants

Option Grants As of End of Current Interim Reporting Period

	Fiscal 2001	Fiscal 2002	YTD 2003
Net grants during the period as a % of outstanding shares	4.4%	5.1%	0.8%
Grants to named executive officers (1) during the period as a % of total options granted	50.3%	23.8%	35.9%
Grants to named executive officers during the period as a % of outstanding shares	2.2%	1.2%	0.3%
Cumulative options held by named executive officers as a % of total options outstanding	22.8%	24.6%	24.9%

(1) As defined in “Item 11. Executive Compensation” of our Form 10-K for fiscal 2002.

Summary of Option Activity

As of December 31, 2002

The following table reflects the activity and historical weighted average exercise prices of our stock options for the indicated periods from September 30, 2001 through December 31, 2002.

	Number of Shares Under Options	Weighted Average Exercise Price($)
Balance as of September 30, 2001	4,695,162	9.78
Granted	976,547	7.32
Exercised	(42,750)	4.05
Canceled/expired	(358,843)	11.46

Balance as of September 30, 2002	5,270,116	9.25

Granted	255,011	7.13
Exercised	(3,500)	4.74
Canceled/expired	(94,769)	12.61

Balance as of December 31, 2002	5,426,858	9.09

In-the-Money and Out-of-the-Money Option Information

	As of December 31, 2002
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	529,229	$4.72	898,600	$5.01	1,427,829	$4.90
Out-of-the-Money(1)	2,404,818	11.59	1,594,211	9.13	3,999,029	10.61
Total Options Outstanding	2,934,047	10.35	2,492,811	7.65	5,426,858	9.11

(1)	Out-of-the-Money options are those options with an exercise price equal or above the closing price of $6.95 at December 31, 2002.

The following table provides information with regard to stock option grants during fiscal 2003 to the named executive officers pursuant to our 1998 LTIP during the first quarter of fiscal 2003. All options identified become exercisable at the rate of 50% per year beginning on the first anniversary of the grant date. All options expire ten years from the date of grant.

Option Grants

During the Fiscal Quarter Ended December 31, 2002

Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%($)	10%($)
Richard C. Cook	15,000	9.80%	$7.15	12/08/12	$67,449	$170,929
Peter E. Reilly	15,000	9.80	7.15	12/08/12	67,449	170,929
Michael J. Casey	15,000	9.80	7.15	12/08/12	67,449	170,929
Martin D. Avallone	10,000	6.54	7.15	12/08/12	44,966	113,953

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

Option Exercises and Quarter - End Option Values

The following table sets forth information regarding:

•	the number of shares of common stock received upon any exercise of options by the named executive officers during the three months ended December 31, 2002;

•	the net value realized upon any exercise (the difference between the option exercise price and the sale price);

•	the number of unexercised options held at December 31, 2002; and,

•	the aggregate dollar value of unexercised options held at December 31, 2002.

Aggregated Option Exercises in the Fiscal Quarter and Fiscal Quarter Option Values

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at December 31, 2002(#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at December 31, 2002($) Exercisable/Unexercisable
Richard C. Cook	—	—	408,725 / 224,375	$366,419/ $232,706
Peter E. Reilly	—	—	116,250 / 168,750	270,694 / 259,581
Michael J. Casey	—	—	50,000 / 215,000	27,500 / 82,500
Martin D. Avallone	—	—	105,825 / 61,875	52,373 / 55,868

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity Compensation Plans Approved by Shareholders	3,755,501	(1)	$8.60	421,964	(2)
	252,250	(3)	$10.07	207,000
	39,918	(4)	$9.37	85,686
	193,224	(5)	$11.94	—
	1,172,270	(6)	$9.79	—
	N/A		N/A	262,113	(7)

Equity Compensation Plans Not Approved by Shareholders	13,695		$7.88

Total:	5,426,858			976,763	(2)

(1)	MAPICS, Inc. Amended and Restated 1998 Long-Term Incentive Plan.
(2)	These numbers would be increased by 1,500,000 if the shareholders approve an amendment to the MAPICS, Inc. Amended and Restated 1998 Long-Term Incentive Plan at the 2003 annual meeting of shareholders to held on February 18, 2003.
(3)	MAPICS, Inc. Amended and Restated 1998 Non-Employee Directors Stock Option Plan.
(4)	MAPICS, Inc. Amended and Restated 1998 Non-Employee Directors Stock Incentive Plan. The amount shown includes 16,386 rights to deferred shares.
(5)	Marcam Corporation 1987 Stock Plan.
(6)	Marcam Corporation 1994 Stock Plan.
(7)	MAPICS, Inc. 2000 Employee Stock Purchase Plan.

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

ITEM 6: Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

In a current Report on Form 8-K filed on November 25, 2002, we reported that we and Frontstep had entered into a definitive merger agreement pursuant to which MAPICS will acquire Frontstep.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2003.

MAPICS, Inc.

By:	/s/ Michael J. Casey
Michael J. Casey Vice President of Finance, Chief Financial Officer, and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATION

OF

CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Cook, Director, President and Chief Executive Officer of MAPICS, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MAPICS, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days pr ior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ RICHARD C. COOK
Richard C. Cook President and Chief Executive Officer

CERTIFICATION

OF

CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Casey, Vice President of Finance, Chief Financial Officer and Treasurer of MAPICS, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MAPICS, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ MICHAEL J. CASEY
Michael J. Casey Vice President of Finance, Chief Financial Officer and Treasurer