Form 10-Q
period 2003-03-31
MAPICS INC
filed 2003-05-15
CIK 848551

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☐	No ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

          The number of shares of the registrant’s common stock outstanding at May 5, 2003 was 22,733,035.

MAPICS, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2003

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements

MAPICS, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2003	September 30, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,932	$23,661
Accounts receivable, net of allowances of $5,031 at March 31, 2003 and $1,734 at September 30, 2002	34,407	25,428
Deferred royalties	8,223	7,581
Deferred commissions	8,112	8,822
Prepaid expenses and other current assets	3,811	3,127
Deferred income taxes, net	7,146	3,600

Total current assets	87,631	72,219
Property and equipment, net	7,323	3,596
Computer software costs, net	27,853	16,739
Intangible assets, net	8,654	3,367
Goodwill	51,963	3,689
Other non-current assets, net	5,291	8,500

Total assets	$188,715	$108,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,095	$3,338
Accrued expenses and other current liabilities	31,557	25,087
Current portion of long-term debt	6,500	—
Restructuring and exit costs, current	4,972	1,300
Deferred license revenue	17,138	18,893
Deferred services revenue	55,740	40,969

Total current liabilities	127,002	89,587
Long-term debt	12,500	—
Restructuring and exit costs, non-current	2,145	2,298
Other non-current liabilities	1,117	1,265

Total liabilities	142,764	93,150

Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized
Series D convertible preferred stock, 125 shares issued and outstanding (liquidation preference of $9,420)	125	125
Series E convertible preferred stock, 50 shares issued and outstanding (liquidation preference of $3,768)	50	50
Common stock, $0.01 par value; 90,000 shares authorized, 24,652 shares issued and 22,731 shares outstanding at March 31, 2003; 20,370 shares issued and 18,390 shares outstanding at September 30, 2002	247	204
Additional paid-in capital	93,608	63,129
Accumulated deficit	(33,076)	(33,029)
Restricted stock compensation	(114)	(304)
Accumulated other comprehensive loss	(2)	(62)
Treasury stock-at cost, 1,921 shares at March 31, 2003 and 1,980 shares at September 30, 2002	(14,887)	(15,153)

Total shareholders’ equity	45,951	14,960

Total liabilities and shareholders’ equity	$188,715	$108,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Revenue:
License	$10,318	$9,879	$18,788	$21,552
Services	27,765	23,328	50,347	44,948

Total revenue	38,083	33,207	69,135	66,500

Operating expenses:
Cost of license revenue	4,552	3,372	8,199	7,394
Cost of services	11,758	8,568	19,815	17,185
Selling and marketing	13,238	8,379	23,688	16,688
Product development	4,734	4,395	8,310	9,270
General and administrative	5,773	4,085	8,877	8,166
Restructuring charge	250	4,707	250	4,707
Acquisition costs	—	(1,000)	—	(1,000)

Total operating expenses	40,305	32,506	69,139	62,410

Income (loss) from operations	(2,222)	701	(4)	4,090
Other:
Interest income	68	116	144	254
Interest expense	(172)	(333)	(218)	(838)

Income (loss) before income tax expense (benefit)	(2,326)	484	(78)	3,506
Income tax expense (benefit)	(863)	154	(31)	1,317

Net income (loss)	$(1,463)	$330	$(47)	$2,189

Net income (loss) per common share (basic)	$(0.07)	$0.02	$—	$0.12

Weighted average number of common shares outstanding (basic)	20,435	18,363	19,400	18,337

Net income (loss) per common share (diluted)	$(0.07)	$0.02	$—	$0.11

Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,435	20,540	19,400	20,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(47)	$2,189
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,214	1,181
Amortization of computer software costs	3,417	2,986
Amortization of intangible assets	470	380
Amortization of debt issue costs	85	312
Provision for bad debts	1,447	1,097
Deferred income taxes	(1,474)	1,098
Settlement of pre-acquisition contingency	—	(1,000)
Other non-cash items, net	397	281

	5,509	8,524
Changes in operating assets and liabilities, net of the affects of acquired assets and liabilities:
Accounts receivable	7,764	8,580
Deferred royalties	1,723	(12)
Deferred commissions	710	1,479
Prepaid expenses and other current assets	1,087	373
Other non-current assets	279	137
Accounts payable	38	466
Accrued expenses and other current liabilities	(1,997)	(1,863)
Restructuring and exit costs, current and non-current	(26)	3,899
Deferred license revenue	(1,755)	(5,510)
Deferred service revenue	(3,456)	1,216
Other non-current liabilities	(291)	(127)

Net cash provided by operating activities	9,585	17,162

Cash flows from investing activities:
Purchases of property and equipment	(1,192)	(537)
Additions to computer software costs	(1,981)	(2,330)
Purchases of computer software	—	(102)
Acquisitions, net of cash acquired	(2,677)	—

Net cash used for investing activities	(5,850)	(2,969)

Cash flows from financing activities:
Proceeds from stock options exercised	97	53
Proceeds from employee stock purchases	195	220
Acquisition of treasury stock	(9)	—
Proceeds from term loan	15,000	—
Proceeds from revolving credit loan	6,700
Principal repayments of acquired debt	(20,057)	(7,476)
Principal repayments of revolving credit loan	(2,700)
Payment of debt issue costs	(690)	(96)

Net cash used for financing activities	(1,464)	(7,299)

Net increase in cash and cash equivalents	2,271	6,894
Cash and cash equivalents at beginning of period	23,661	18,077

Cash and cash equivalents at end of period	$25,932	$24,971

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

(2) Revenue Recognition

          We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position (SOP) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, “Software Revenue Recognition, with Respect to Certain Transactions,” SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and AICPA Technical Practice Aid (TPA) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

     Software License and Support Revenue

          We generate a significant portion of total revenue from licensing software. Our sales channel consists of our direct sales force and our global network of independent affiliates. We license our software products under license agreements, which the ultimate customer typically executes directly with us rather than with the independent affiliate. Our license agreements are either annual renewable term license agreements or perpetual license agreements.

          For our annual renewable term license agreements, when we first license a product, we receive both an initial license fee and an annual license fee. Our customers may renew the license for an additional one-year period upon payment of the annual license fee. We recognize the initial license fees under these annual renewable term licenses ratably as license revenue over the initial license period, which is generally twelve months. In addition, payment of the annual license fee entitles the customer to available software support for another year. If the annual license fee is not paid, the customer is no longer entitled to use the software and we may terminate the agreement. We record this annual license fee as services revenue ratably over the term of the agreement.

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

          The license agreements for our software products include a limited express warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with our related documentation for period of up to 90 days from delivery in most cases.  A small percentage of our contracts have limited express warranties that cover a period of up to three years.  These contracts relate to the SyteLine product acquired in the acquisition of Frontstep, Inc. If the product does not perform substantially in accordance with the documentation, we may repair or replace the product or terminate the license and refund the license fees paid for the product. All other warranties are expressly disclaimed.  In addition to this warranty and in return for the payment of annual license or support fees, we provide customers with available annual maintenance services that include electronic usage support and defect repairs. In most instances, a product workaround and repair can be made and such repairs are delivered as part of maintenance services. Historically, we have not received any material warranty claims related to our products, and we have no reason believe that we will receive any material claims in the future.

     Professional Services Revenue

          Under the terms of our license agreements, our customers are responsible for implementation and training. Our professional services organization or, in many instances, the affiliates provide our customers with the consulting and implementation services relating to our products. We provide our professional services under services agreements, and we charge for them separately under time and materials arrangements or, in some circumstances, under fixed price arrangements. The professional services that we provide are not essential to the functionality of our delivered products. We recognize revenues from time and materials arrangements as the services are performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable, and collection is probable. Under a fixed price arrangement, we recognize revenue on the basis of the estimated percentage of completion of service provided. We recognize changes in estimates in the period in which they are determined. We recognize provisions for losses, if any, in the period in which they first become probable and reasonably estimable.

          We also offer educational courses and training materials to our customers and affiliates. These consulting and implementation services and education courses are included in services revenue and revenue is recognized when services are provided.

(3) Computation and Presentation of Net Income (Loss) Per Common Share

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

          The following table presents the calculations of basic and diluted net income (loss) per common share or common share equivalent (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Basic net income (loss) per common share:
Weighted average common shares outstanding	20,435	18,363	19,400	18,337

Net income (loss)	$(1,463)	$330	$(47)	$2,189

Basic net income (loss) per common share	$(0.07)	$0.02	$—	$0.12

Diluted net income (loss) per common share:
Weighted average common shares outstanding	20,435	18,363	19,400	18,337
Common share equivalents:
Convertible preferred stock	—	1,750	—	1,750
Common stock options	—	363	—	294
Contingently issuable stock	—	64	—	64

Weighted average common shares and common equivalent shares outstanding	20,435	20,540	19,400	20,445

Net income (loss)	$(1,463)	$330	$(47)	$2,189

Diluted net income (loss) per common share	$(0.07)	$0.02	$—	$0.11

          Because their inclusion would have an antidilutive effect on net income (loss) per share, we excluded the average number of common share equivalents listed below from the computation of diluted net income (loss) per share for the three months and six months ended March 31, 2003.

	For the Periods Ended March 31, 2003

	Three Months	Six Months

Common share equivalents:
Convertible preferred stock	1,750	1,750
Common stock options	331	288

Total	2,081	2,038

(4) Comprehensive Income

          The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Net income (loss)	$(1,463)	$330	$(47)	$2,189
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	14	(9)	60	(116)

Comprehensive income (loss)	$(1,449)	$321	$13	$2,073

(5) Acquisition of Frontstep Inc.

     Acquisition of Frontstep, Inc.

          On February 18, 2003, we acquired Frontstep, Inc, a business software and services provider for midsized manufacturing companies headquartered in Columbus, Ohio. The combined company will market offerings from both companies under the MAPICS® brand and expects to leverage Frontstep’s investment in delivering SyteLine 7 on Microsoft.NET and to continue MAPICS’ success on the IBM platform while sustaining active product development for each. In addition, we believe the combined company will benefit from a more balanced sales strategy with both larger direct and affiliate channels serving the global manufacturing market.

          Pursuant to the terms of the merger agreement, shareholders of Frontstep  received, in the aggregate, 4.2 million shares of MAPICS common stock in exchange for all of the outstanding Frontstep shares. We assumed Frontstep’s outstanding debt of $20.1 million as well as certain outstanding stock options and warrants. We accounted for the acquisition as a purchase under the guidance of SFAS No. 141, “Business Combinations”. Accordingly, the results of operations of Frontstep for the period from February 18, 2003 are included in the accompanying condensed consolidated financial statements.

          We allocated the total purchase price to the net tangible assets and intangible assets acquired based on our estimate of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including trade name and maintenance contracts, was based on a third party appraisal. We allocated the balance of the total purchase price to goodwill.

          The preliminary calculation of the total purchase price was as follows (in thousands):

Equity value of shares issued	$29,677
Fair value of vested options	951
Fair value of warrant	490
Direct transaction costs	2,177

Total purchase price	$33,295

          The equity value of the shares issued was calculated based on an average price of $7.07 per share, which was derived by using the average of the stock price of MAPICS common stock for the 5 business days surrounding the date of measurement, November 24, 2002, in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”. The date of measurement reflects the date the merger was announced. Direct transaction costs include our fees paid or accrued for professional services performed in connection with the acquisition of Frontstep.

          The purchase price includes the fair value of the vested options under the Frontstep options plans. The option plans and all outstanding options were converted into MAPICS options using the same conversion ratio that was used for the exchange of Frontstep stock. We registered 542,258 shares of our common stock for these plans as follows, 238,974 shares to be issued under the Frontstep Amended and Restated Non-Qualified Stock Option Plan for Key Employees, 182,945 shares to be issued under the Frontstep Second Amended and Restated 1999 Non-Qualified Stock Option Plan for Key Employees, and 120,339 shares to be issued under the Symix Non-Qualified Stock Options Plan for Key Executives. Substantially all of the shares under these plans are fully vested and the options expire on the original expiration date or 90 days after the employee is no longer employed by us.  Upon surrender of the options, they are no longer available for reissuance.

          Additionally, the purchase price includes the estimated fair value of a stock warrant, which was approved for issuance on February 18, 2003. The warrant can be converted into 134,270 shares of common stock at a price of $7.81 and  expires on July 17, 2006.

          The following allocation of the total purchase price reflects our preliminary estimate of fair value for the assets acquired and liabilities assumed and is subject to adjustment when additional information concerning asset and liability valuations is finalized. Any increase or decrease in the net assets acquired will cause a corresponding decrease or increase in goodwill.

Amount

(In thousands)
Cash and cash equivalents	$200
Accounts receivable, net	18,190
Deferred royalties	2,365
Prepaid expenses and other current assets	1,770
Property and equipment	3,870
Computer software costs	12,550
Goodwill (a)	48,276
Other intangible assets (b)	5,756
Other non-current assets	1,025
Deferred income taxes, net	(2,510)
Current portion of long-term debt	(8,545)
Accounts payable	(7,719)
Accrued expenses and other current liabilities	(7,949)
Restructuring reserve and exit costs, current(c)	(3,211)
Deferred revenue	(18,227)
Long-term debt	(11,512)
Restructuring reserve and exit costs, non-current(c)	(911)
Other non-current liabilities	(123)

$33,295

(a)	None of the goodwill is deductible for income tax purposes.
(b)	Includes $0.9 million and $4.8 million for tradenames and maintenance contracts. Both intangible assets are subject to amortization over a weighted average useful life of five years.
(c)

Includes $3.5 million of restructuring liabilities related to real estate costs and severance incurred in connection with the acquisition accounted for pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

          As part of the acquisition of Frontstep, we are conducting a comprehensive review of the existing Frontstep accounts receivable that we acquired for the purpose of determining the allocation of the purchase price to the net assets acquired. As part of the review, we evaluated, among other matters, the accuracy and collectibility of the accounts receivable balances. Our review of the recorded accounts receivable balance included reviewing the supporting detail for accuracy, research and confirmation of certain amounts recorded, and review of customer account histories as well as an assessment of the adequacy of the allowance for doubtful accounts. During our review, we noted that Frontstep had written off or provided additional reserves of $4.4 million of its accounts receivable as of February 18, 2003. In addition, we have subsequently identified approximately $1.4 million of recorded accounts receivable that we believe should have been reserved for as of February 18, 2003, which is considered in the preliminary purchase price allocation. As a result, the recorded accounts receivable amount in the opening balance sheet of Frontstep was reduced by approximately $1.4 million. We are currently in the process of determining whether a portion of the adjustments discussed above should have been recorded by Frontstep in their prior periods. We have also recorded an additional provision of $0.9 million in our statement of operations for the period ended March 31, 2003 to adjust the carrying value of the remaining accounts receivable to conform with our methodology for determining the adequacy of our allowance for doubtful accounts.

          Because we cannot yet determine the amount and timing of the final impact of the matters discussed above on our proforma results, we have not presented proforma results pursuant to Rule 10-01(b)(4) of Regulation S-X.  When such determination is made, we will present proforma results for periods required in an appropriate filing.

          In March 2000, we acquired an education business.  In exchange for the business, we issued 106,668 shares of restricted common stock.  Under the agreement, if, on March 1, 2003, the price per share of our commons stock was less than $18.75, we were required to pay additional consideration equal to the difference between $18.75 and the quoted market price multiplied by the number of share of common stock issued at acquisition that the sellers still held on March 1, 2003.  On February 28, 2003, our stock closed at $6.90 per share.  As a result, we issued an additional 81,774 shares of stock and paid cash of $700,000 as additional consideration under the agreement.  In accordance with applicable literature, we decreased additional paid in capital by $1.3 million for the value of the additional consideration.

(6) Income Taxes

          The reported income tax benefit for the three and six months ended March 31, 2003 was calculated based on our projected effective tax rate of 37.1% and 39.7%. The reported income tax benefit differs from the expected income tax benefit calculated by applying the federal statutory rate of 35.0% to our loss before income tax benefit principally due to the impact of state and foreign income taxes.

          At March 31, 2003, we estimate that we have federal net operating loss carryforwards of $33.0 million and research and experimentation and other credit carryforwards of $8.7 million, including Frontstep’s net operating losses of $24.0 million and research and experimentation credits of $4.3 million. We are currently evaluating the expected realizability of Frontstep’s net operating losses and tax credits.  Any changes to the estimated realizability will be recorded as an adjustment to goodwill pursuant to SFAS No. 109 “Accounting for Income Taxes”.  The net operating losses and tax credits at March 31, 2003 expire between fiscal 2003 and fiscal 2020. The utilization of a significant portion of the net operating losses and tax credits is limited on an annual basis due to various changes in ownership of MAPICS, Frontstep and Pivotpoint. We do not believe that these limitations will significantly impact our ability to utilize MAPICS’, Frontstep’s and Pivotpoint’s net operating losses and tax credits before they expire. However, we estimate that these limitations will impact our ability to utilize Frontstep’s tax credits and that a significant portion of these credits may require a valuation allowance.  We believe they will continue to result in cash savings in future periods as we use them to offset income taxes payable. We have recorded the net deferred tax assets at the amount we believe is more likely than not to be realized, subject to any changes that may result when we have completed our evaluation of Frontstep’s tax attributes

          We also retain additional favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and additional future income tax benefits related to these tax attributes may be realized in future periods if and when they become certain.

(7) Goodwill and Other Intangible Assets

          Changes in Goodwill for the Six Months Ended March 31, 2003 (in thousands):

Balance as of September 30, 2002	$3,687
Acquisition of Frontstep, Inc.	48,276

Balance as of March 31, 2003	$51,963

          On February 18, 2003 we completed the acquisition of Frontstep, Inc. We allocated the total purchase price to the net tangible assets acquired based on our estimate of fair value at the date of the acquisition.  The allocation of the total purchase price to tradenames, maintenance contracts and acquired technology was based on a third party appraisal.  We allocated the $48.3 million balance of the total purchase price to goodwill.  See note (5) for further details on the acquisition.

          We have subsequently performed an impairment analysis of our goodwill for the period ended March 31, 2003.  Based upon our review, we have not deemed our goodwill to be impaired.

          Intangible assets that have finite useful lives are amortized over their estimated useful lives. Our intangible assets consist principally of tradenames, trademarks, maintenance contracts, and installed customer base and affiliate network, and all are considered to have finite lives. The gross carrying amount of intangible assets as of March 31, 2003 was $14.1 million with a balance of $5.4 million in accumulated amortization.

          Amortized Intangible Assets (in thousands):

	As of March 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Installed customer base and affiliate network	$8,334	$(5,340)	$2,994
Maintenance contracts	4,847	(81)	4,766
Tradenames and trademarks	909	(15)	894

Total	$14,090	$(5,436)	$8,654

          We acquired $5.8 million of intangible assets as part of the Frontstep acquisition. See note (5) for further details on the acquisition.  These assets consisted of tradename and maintenance contracts and are being amortized over the remaining estimated life. The weighted average amortization lives of the acquired tradename and maintenance contracts is 5 years.  The weighted average amortization lives of the installed customer base and affiliate network is 13 years.

          Aggregate Amortization Expense (in thousands):

	Three Months Ended March 31, 2003	Six Months Ended March 31, 2003

Aggregate amortization expense	$280	$470

          Estimated Amortization Expense for the Fiscal Years Ended (in thousands):

September 30, 2003	$1,231
September 30, 2004	$1,825
September 30, 2005	$1,825
September 30, 2006	$1,825
September 30, 2007	$1,621

(8) Restructuring Costs

          During the three and six months ended March 31, 2003, we incurred exit costs of $3.8 million related to the Frontstep acquisition, of which $3.5 million were included in the cost of the acquisition and recorded in the preliminary purchase price allocation.  The remaining $0.3 million were included as restructuring costs in our statement of operations. The restructuring costs of $4.7 million incurred during the three months and six months ended March 31, 2002 resulted from a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities.

          The exit cost of $3.5 million during the three months ended March 31, 2003 that were included in the purchase price allocation, included $1.7 million in abandonment of office space and $1.4 million in employee severance and related costs for approximately 70 employees from all areas of the acquired Company. Additionally, exit costs included obligations remaining pursuant to a $450,000 consulting agreement that was subsequently terminated on February 21, 2003.  We accounted for these costs in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”  These costs resulted from our acquisition of Frontstep for which the combined company will receive no future economic benefit.  During the three months ending June 30, 2003, we anticipate incurring additional exit costs of approximately $240,000 related to additional abandonment of space and approximately $800,000 related to additional severance. We expect to account for these costs as an adjustment to our purchase price allocation.

          We accounted for the remaining $0.3 million of exit costs in restructuring costs in our statement of operations under the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that were initiated after December 31, 2002.  These costs included $0.5 million in employee severance and related costs for approximately 30 employees from all areas of the Company and a recovery of $276,000 of a previous accrual as discussed below. Restructuring activities for comparative periods prior to the effective date of SFAS No. 146 have been accounted for in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

          As noted above, the restructuring costs of $4.7 million incurred during the three months and six months ended March 31, 2002 resulted from a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% during fiscal 2002. The restructuring charge of $4.7 million during the three months and six months ended March 31, 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel.   During the three months ended March 31, 2003, we adjusted our previously recorded liability by $276,000 in order to reclaim office space that was previously abandoned.

          The major components of the restructuring and exit costs reserve at March 31, 2003 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Other	Total

Balance at September 30, 2002	$3,573	$25	$—	$3,598
Exit Costs:
Costs included in the purchase price of Frontstep	1,730	1,365	450	3,545
Costs included in restructuring costs	(276)	526	—	250

Total Exit Costs	1,454	1,891	450	3,795
Remaining Frontstep accrual assumed in the acquisition	100	387	90	577
Utilization	(339)	(476)	(38)	(853)

Balance at March 31, 2003	$4,788	$1,826	$503	$7,117

          We expect future cash expenditures related to these restructuring activities to be approximately $7.1 million. We expect to pay approximately $5.0 million within the twelve-month period ending March 31, 2004, and we therefore have included this amount in current liabilities.

          As shown in the table above, our restructuring and exit cost reserve is principally comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges or reverse prior charges or make adjustments to our purchase price allocation in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Depending on the impact of our integration of Frontstep, market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring  and exit costs reserve as appropriate.

(9) Commitments and Contingencies

          Leases:  We are contractually obligated to make minimum lease payments on several operating leases.  These operating leases consist of leases for office space, computer and office equipment and vehicles.  Our worldwide minimum lease payments on these operating leases is summarized below:

			Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating leases	$14,536	$4,526	$8,614	$1,396	$—

          Litigation:  We are involved in certain disputes and legal proceding arising in the normal course of business.  While it would not be feasible for us to predict the outcome of these disputes and proceedings, we believe, based upon a review with legal counsel, none of these disputes or proceedings will have a material impact on our financial position, results of operations or cash flows.  However, we cannot be completely certain of the eventual outcome and any adverse result in these or other matters that may arise from time to time that may harm our business.

          Minimum royalty payments:  We have certain relationships with solution providers whereby we sell their products in conjunction with our offerings.  We pay a royalty to the respective third party providers based upon the dollar volume of their product we sell.  Based upon certain of these agreements, we owe a minimum royalty payment on an annual basis.  The annual value of the minimum payments is $0.7 million.

          Indemnification of third party professional service providers:  We provide certain indemnifications from time to time in the normal course of business to professional service providers and financial institutions which may require us to make payments to an indemnified party in connection with certain transactions and agreements.  Generally, the maximum obligation is not explicitly stated and cannot be reasonably estimated.  The duration of the indemnifications vary based upon the specific activity underlying the indemnification and can be indefinite.  We have not had a material indemnification claim and we do not believe we will have a material claim in the future.  As such, we have not recorded any liability for these indemnifications in our financial statements.

          Change of control agreements:  We are a party to change of control employment agreements and term employment agreements with certain executive officers.  See “Item 11. Executive Compensation” in our Annual Report on From 10-K for the fiscal year ended September 30, 2002.

          The inclusion of the required disclosures had no significant impact on our reported results of operations, financial position, or cash flows.

(10) Operating Segments and Geographic Information

          We have one operating segment that provides software and services to manufacturing enterprises worldwide. Our principal administrative, marketing, product development and support operations are located in the United States. We have not allocated a portion of the product development costs of $4.7 million and $8.3 million or administrative costs of $5.2 million and $8.7 million incurred in the United States to the other geographic areas for the three and six months ended March 31, 2003.   Areas of operation outside of North America include Europe, Middle East and Africa, or EMEA, and Latin America and Asia Pacific, or LAAP.

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

          The following table includes interim financial information for the three and six months ended March 31, 2003 and 2002 related to our operating segment and geographic areas. The information presented below may not be indicative of results if the geographic areas were independent organizations (in thousands).

	North America	EMEA	LAAP	Corporate	Total

Three Months Ended March 31, 2003:
Revenues from unaffiliated customers	$28,226	$6,860	$2,997	$—	$38,083

Income (loss) from operations	$(3,011)	$881	$157	$(250)	$(2,222)

Interest income					68
Interest expense					(172)
Loss before income tax expense					$(2,326)

Three Months Ended March 31, 2002:
Revenues from unaffiliated customers	$25,843	$5,095	$2,269	$—	$33,207

Income (loss) from operations	$4,559	$1,004	$25	$(4,887)	$701

Interest income					116
Interest expense					(333)

Income before income tax expense					$484

	North America	EMEA	LAAP	Corporate	Total

Six Months Ended March 31, 2003:
Revenues from unaffiliated customers	$52,104	$11,825	$5,206	$—	$69,135

Income (loss) from operations	$(2,399)	$2,252	$392	$(250)	$(4)

Interest income					144
Interest expense					(218)

Loss before income tax expense					$(78)

Six Months Ended March 31, 2002:
Revenues from unaffiliated customers	$50,127	$11,923	$4,450	$—	$66,500

Income (loss) from operations	$7,932	$2,754	$(87)	$(6,509)	$4,090

Interest income					254
Interest expense					(838)

Income before income tax expense					$3,506

(11) Stock-Based Compensation

          We adopted the disclosure requirements of  SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” effective January 1, 2003.  SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123 as amended by SFAS 148. We did not record stock-based compensation expense in the three or six month periods ended March 31, 2003 and March 31, 2002, as all options granted under our plans had an exercise price equal to fair market value.  The adoption of the additional disclosure requirement did not have a significant impact on our reported results of operations, financial position or cash flows.

          SFAS No. 148 requires us to provide pro forma disclosure of the impact on our results of operations had we adopted the expense measurement provisions of SFAS No. 123.  SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with our stock option plans and our employee stock purchase plan.  The pro forma impact on our results of operations had we adopted the fair value based method of SFAS No. 123 using the Black-Scholes option-pricing model are shown below:

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net income (loss), as reported	$(1,463)	$330	$(47)	$2,189
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,145	615	1,910	1,357

Pro forma net income (loss)	$(2,608)	$(285)	$(1,957)	$832

Earnings (loss) per share:
Basic – as reported	$(0.07)	$0.02	$—	$0.12
Basic – pro forma	$(0.13)	$(0.02)	$(0.10)	$0.05
Diluted – as reported	$(0.07)	$0.02	$—	$0.11
Diluted – pro forma	$(0.13)	$(0.02)	$(0.10)	$0.04

(12) Long-Term Debt

          On February 18, 2003, we purchased the outstanding common stock of Frontstep, Inc. and assumed long-term debt of Frontstep aggregating $20.1 million. We entered into a $30.0 million bank credit facility consisting of $15.0 million term loan and  a $15.0 million revolving credit loan to repay the debt assumed from Frontstep. We borrowed $21.7 million against the bank credit facility to repay the $20.1 million of acquired debt and $1.6 million to pay the related transaction costs and liabilities, including $700,000 of debt issuance costs.

          The term loan portion of the bank credit facility requires us to make quarterly principal repayments in various amounts beginning on December 31, 2003 and matures on December 31, 2005. However, we may be required under certain circumstances, based on our excess cash flows as defined in the bank credit facility, to prepay all or a portion of the outstanding balance.  Alternatively, we may at our discretion elect, subject to some limitations, to prepay all or a portion of the outstanding balance without penalty.  The interest rate on the term loan portion of the loan agreement varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At March 31, 2003, the interest rate on our term loan, including the lender’s margin, was 4.09%.

          Set forth below are the scheduled principal payments under the term loan for the indicated fiscal years ending (in thousands):

September 30, 2003	$—
September 30, 2004	5,500
September 30, 2005	7,500
September 30, 2006	2,000

          The bank credit facility requires us to enter into an interest rate protection arrangement for a portion of the term loan.  Accordingly, in April 2003 we purchased an interest rate cap from a bank.  This interest rate cap limits our exposure to fluctuations in interest rates on a majority of the term loan.  The interest rate cap expires on June 30, 2005.

          The bank credit facility provides for a revolving credit loan of up to $15.0 million, subject generally to the same provisions as our term loan and subject to the overall borrowing base. We borrowed $6.7 million under the revolving credit portion of the loan agreement on February 18, 2003 to finance, along with the term loan, the Frontstep acquisition.  Borrowings under the revolving credit portion of the bank credit facility mature on December 31, 2005.  Repayment of the revolving credit loan is due in full on the maturity date.  We made a $2.7 million payment against the revolving credit portion of the loan agreement in March 2003.  The interest rate on the revolving credit portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At March 31, 2003, the interest rate on the revolving credit portion of the bank credit facility, including the lender’s margin, was 4.05%. As of March 31, 2003 we had available borrowings under the revolving credit loan of $11.0 million subject to the borrowing base. We have pledged substantially all of our assets in the United States as collateral for our obligations under the bank credit facility. Additionally, all of our domestic subsidiaries have guaranteed the repayment of our obligations under the loan agreement and we have pledged the majority of the capital stock of certain of our foreign subsidiaries to the lender. The bank credit facility, as amended, contains covenants that, among other things, require us to maintain specificed financial ratios and impose limitations or prohibitions on us with respect to:

•	incurrence of indebtedness, liens and capital leases;

•	payment of dividends on our capital stock;

•	redemption or repurchase of our capital stock;

•	investments and acquisitions;

•	mergers and consolidations; and

•	disposition of our properties or assets outside the course of ordinary business.

          When we entered into the bank credit facility on February 18, 2003, our then existing $10.0 million revolving credit facility was terminated.  There were no outstanding borrowings against this revolving credit facility at the time of its termination.

(13) Recently Issued or Adopted Accounting Pronouncements

          In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We applied SFAS No. 146 to activities that we incurred during the three months ended March 31, 2003.  See note (8) for further details.

          In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the Issue). The guidance in the Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We currently follow the appropriate pronouncement as discussed in note (2), and anticipate the Issue to have no significant impact on the results of our operations, financial position, or cash flows.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This Interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The Interpretation’s provisions for initial recognition and measurement are required on a prospective basis with regards to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for both interim and annual periods ended after December 15, 2002. We have provided the required disclosures related to our policy on product warranties in notes (2) and (9) above. The inclusion of the required disclosures had no significant impact on our reported results of operations, financial position, or cash flows.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early application encouraged. We apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123. We adopted the amended interim disclosure requirements during the quarter ended March 31, 2003. The adoption of the additional disclosure requirement did not have a significant impact on our reported  results of operations, financial position or cash flows.  See note (11) for the interim disclosures required by SFAS No. 148.

          In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

(14) Supplemental Cash Flows

          Supplemental disclosure of other cash and non-cash investing and financing activities for the six months ended March 31, 2003 and March 31, 2002 is presented below:

Reconciliation for acquisition of Frontstep, Inc. (See Note 5)	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002

Fair value of assets acquired (a)	$91,492	$—
Equity value of common stock issued to acquire Frontstep, Inc.	(29,677)	—
Fair value of vested options issued	(951)	—
Fair value of warrants issued	(490)	—
Direct transaction costs	(2,177)	—

Fair value of liabilities assumed, including long-term debt	$58,197	$—

          (a) Represents the estimated fair value of the tangible assets acquired from Frontstep along with the appraised value of the identified intangible assets including goodwill. See note 5 for further details

          Additional common stock was issued for additional consideration from a fiscal year 2000 acquisition.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

          You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes contained in “Item 1. Financial Statements” in Part I of this report and our consolidated financial statements for the fiscal year ended September 30, 2002 filed with the SEC as part of our Annual Report on Form 10-K  for that fiscal year. The following discussion and analysis contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance” contained in the above-referenced Form 10-K. The cautionary statements made in that Form 10-K are applicable to all related forward-looking statements wherever they appear in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” in “Item 1. Business” of that Form 10-K.

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

          On February 18, 2003, we acquired Frontstep, Inc. Frontstep is a manufacturing application solution provider with world-wide operations. Pursuant to the definitive purchase agreement, we purchased of all of Frontstep’s shares in exchange for 4.2 million shares of MAPICS common stock and we assumed $20.1 million of Frontstep’s debt as well as certain outstanding stock options and warrants. Frontstep shareholders received 0.300846 MAPICS shares for each share of Frontstep common stock held. Furthermore, we entered into a $30 million bank credit facility for which we borrowed $21.7 million on February 18, 2003, the proceeds of which we used to repay the Frontstep debt assumed in the business combination.

          As a result of the transaction, both MAPICS and Frontstep customers will be served by a much larger manufacturing-focused global company that can leverage a larger combined customer base with complementary offerings and new sales channels. The combined company, which will market offerings from both companies under the MAPICS® brand, expects to leverage Frontstep’s investment in delivering SyteLine 7 on Microsoft.NET and to continue MAPICS’ success on the IBM platform while sustaining active product development for each. In addition, the combined company will benefit from a more balanced sales strategy with both larger direct and affiliate channels serving the global manufacturing market.

          As part of our acquisition of Frontstep, we incurred $3.8 million in exit costs during the three and six months ended March 31, 2003 for changes to the personnel and facilities structures of the combined entity. These costs included $0.3 million recorded as a restructuring charge in the statement of operations while $3.5 million of these costs were recorded as additional purchase price as required by EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We expect to incur costs in future periods related to continued exit activities.

          The Frontstep acquisition is more fully described in note (5) to the financial statements above. As disclosed in that note (5) and Part II, Item 6(b) below, we have been unable to file historical financial statements of Frontstep and pro forma information for the transaction as required by certain SEC regulations and such delinquency may have material adverse consequences to us as more fully described in Part II, Item 6(b).

Results of Operations

     Three and Six Months Ended March 31, 2003 Compared to Three and Six Months Ended March 31, 2002

          Summary. Our results of operations for the three months and six months ended March 31, 2003 include the results of Frontstep, Inc. from February 18, 2003. Our results for periods prior to the acquisition date, including those for the three months and six months ended March 31, 2002, do not include the results of Frontstep.

          For the three months ended March 31, 2003, we reported a net loss of  $1.5 million, or $(0.07) per share (diluted), compared to net income of $0.3 million, or $0.02 per share (diluted), for the three months ended March 31, 2002. For the three months ended March 31, 2003, total revenue increased $4.9 million or 14.7%  from the year earlier quarter. Operating expenses increased $7.8 million or 24.0% for the three months ended March 31, 2003 compared to the prior year quarter.

          We reported a net loss of $47 thousand, or $(0.00) per share (diluted), for the six months ended March 31, 2003 compared to net income of $2.2 million, or $0.11 per share, for the six months ended March 31, 2002.  For the six months ended March 31, 2003, total revenue increased $2.6 million or 4.0% compared to the year earlier period.  Operating expenses increased $6.7 million or 10.8% compared to the year earlier period.

          Included in operating expenses for the three and six months ended March 31, 2003 are restructuring costs of $0.3 million relating to the acquisition of Frontstep.  Included in the operating expenses for the three and six months ended March 31, 2002 are restructuring costs and acquisition costs of $3.7 million, including $4.7 million in restructuring costs reserved from a five year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities.

          The following table presents our statements of operations data as a percentage of total revenue for the three and six months ended March 31, 2003 and March 31, 2002:

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Revenue:
License	27.1%	29.7%	27.2%	32.4%
Services	72.9	70.3	72.8	67.6

Total revenue	100.0	100.0	100.0	100.0

Operating expenses:
Cost of license revenue	12.0	10.2	11.9	11.1
Cost of support revenue	18.9	16.5	18.6	16.9
Cost of professional services revenue	11.9	9.3	10.1	9.0
Selling and marketing	34.8	25.2	34.3	25.1
Product development	12.4	13.2	12.0	13.9
General and administrative	15.1	12.3	12.8	12.3
Restructuring charge	0.7	14.1	0.3	7.1
Acquisition costs	—	(3.0)	—	(1.5)

Total operating expenses	105.8	97.9	100.0	93.8

Income (loss) from operations	(5.8)	2.1	—	6.2
Interest income	0.4	0.3	0.2	0.4
Interest expense	(0.7)	(1.0)	(0.3)	(1.3)

Income (loss) before income tax expense (benefit)	(6.1)	1.4	(0.1)	5.3
Income tax expense (benefit)	(2.3)	0.4	—	2.0

Net income (loss)	(3.8)%	1.0%	(0.1)%	3.3%

          Revenue. We generate a significant portion of our total revenue from licensing software.  Our sales channel consists of our direct sales force and our global network of independent affiliates. The affiliates provide the principal channel through which we license our software. However, the ultimate customer typically executes a license agreement directly with us rather than the affiliate. We currently offer software products under an annual renewable term license or a perpetual license depending on the type of product purchased. Under our annual renewable term license, the customer pays an initial license fee and an annual license fee for the right to use the software over the initial license period, typically twelve months. Our customers may renew the license for additional one-year periods upon payment of the annual license fee in subsequent years. The annual renewable term license agreements are executed in most cases with the purchase of our IBM iSeries platform products. Under a perpetual license, our customer pays an initial license fee for the ongoing right to use the software.

          When we first license a product, we receive both an initial license fee and an annual license fee. In accordance with TPA 5100.53, we recognize the initial license fee as time-based license revenue ratably over the initial license period, which is generally twelve months. In addition, customers must pay an annual license fee, which entitles the customer to continuing use of the software and customer support services as available. We record these annual license fees as services revenue and recognize this revenue ratably over twelve months. If a customer does not pay its annual license fee the following year, it is no longer entitled to use our software and we may terminate the agreement. We believe this licensing arrangement provides a source of recurring revenue from our installed base of customers. Additional software products or applications are not included as part of the annual license fee and are available for an additional initial and annual license fee.

          With regard to our Microsoft NT and Microsoft. NET platform products, we generally license them on a perpetual basis. Customers must pay an initial license fee and an annual support fee in the first year. We record initial license fees for perpetual licenses as license revenue and typically recognize them upon delivery of the software to the ultimate customer, provided collection is probable. The annual support fee entitles the customer to receive annual support services, as available. We record these fees as services revenue and recognize this revenue ratably over the term of the periodic agreement.

          Total revenue for the three months ended March 31, 2003 was $38.1 million, an increase of $4.9 million or 14.7% compared to total revenue of $33.2 million for the three months ended March 31, 2002. The increase in total revenue was primarily due to the inclusion of Frontstep revenue for the period since February 18, 2003 as compared to the three months ended March 31, 2002.  Excluding Frontstep, our revenue for the three months ended March 31, 2003 would have been $29.7 million, a decrease of $3.5 million or 10.5% as compared to total revenue of  $33.2 million for the three months ended March 31, 2002. Total revenue for the six months ended March 31, 2003 was $69.1 million, an increase of $2.6 million or 4.0% compared to total revenue of $66.5 million for the six months ended March 31, 2002.  The increase was primarily due to the inclusion of revenue Frontstep in the three months ended March 31, 2003.  Excluding the Frontstep revenue, total revenue for the six months ended March 31, 2003 would have been $60.8 million, a decrease of $5.7 million or 8.6% compared to $66.5 million for the six month ended March 31, 2003.

          The decrease in total revenue for the three and six months periods, excluding the Frontstep revenue, we believe is due to a decrease in both licensing and service revenues caused by the continued weakness in the enterprise software business investment and tepid global economic conditions.  The manufacturing sector, our primary market, continued to contract in the first six months of our fiscal year.

          License revenue for the three months ended March 31, 2003 was $10.3 million, an increase of $0.4 million or 4.4% compared to license revenue of $9.9 million for the three months ended March 31, 2002. License revenue for the six months ended March 31, 2003 was $18.8 million, a decrease of $2.8 million or 12.8% compared to license revenue of $21.6 million for the six months ended March 31, 2002.  During the three and six months ended March 31, 2003, our license revenue included license revenue from time-based license contracts of $7.3 million and $14.3 million recognized ratably, with the remainder recorded from license revenue recognized upon delivery under our perpetual licenses. In comparison, during the three and six months ended March 31, 2002, our license revenue included license revenue from time-based contracts of $7.8 and $16.8 million recognized ratably, with the remainder recorded from license revenue recognized upon delivery under our perpetual licenses.  The increase in license revenue during the three months ended March 31, 2003 was due to the inclusion of Frontstep license revenue.  Excluding Frontstep, license revenue would have decreased $1.6 million to $8.3 million or 16.2% in the three months ended March 31, 2003 compared to license revenue of $9.9 million for the three months ended March 31, 2002.  Excluding Frontstep license revenue for the six months ended March 31, 2003, license revenue would have decreased by $4.8 million to $16.7 million or 22.3% compared with the same period last year.

          Licensing activity during the three months ended March 31, 2003  increased slightly. We signed $8.5 million in license contracts during the three months ended March 31, 2003 compared to $8.2 million in the previous year. For the six months ended March 31, 2003, licensing activity decreased slightly.   We signed $16.2 million in license contracts during the six months ended March 31, 2003 compared to $16.8 for the same period last year.  For the three and six months ended March 31, 2003, we deferred $5.3 million and $11.7 million of time-based license revenue to be recognized ratably in future periods.  For the three and six months ended March 31, 2002 we deferred $6.1 million and $12.1 million.

          We believe our licensing activity and license revenue for the three and six months ended March 31, 2003 was impacted by continued global economic weakness, particularly in the manufacturing sector.  Published reports reflect tepid gross domestic product growth of 1.4% (final) and 1.6% (preliminary) for the quarters ended December 31, 2002 and March 31, 2003. In addition, the Institute of Supply Management’s Manufacturing ISM Report on Business, a widely recognized gauge of domestic manufacturing activity,  showed  continued decline in manufacturing activity for the three months ended March 31, 2003.  We believe this continued manufacturing contraction has resulted in many of our customers and prospects delaying purchases and implementations of our products.

          Total services revenue for the three months ended March 31, 2003 was $27.8 million compared to $23.3 million for the three months ended March 31, 2002, an increase of $4.4 or 19.0%. Our total services revenue is comprised of support revenue and professional services revenue.  Our support revenue consists of annual license fees and annual support fees, which are typically paid in advance.  The annual fees entitle the customer to receive twelve months of support services, as available. We record these annual fees as services revenue and recognize this revenue ratably over the term of the agreement.

          Our support revenue for the three months ended March 31, 2003 was $24.6 million, an increase of $4.4 million or 21.8% compared with support revenue of $20.2 million for the three months ended March 31, 2002.  Our professional services revenue for the three months ended March 31, 2003 was $3.2 million, essentially unchanged from the professional services revenue for the three months ended March 31, 2002.  For the six months ended March 31, 2003, our support revenue was $45.5 million, an increase of $5.9 million or 14.9% compared with $39.6 million for the six months ended March 31, 2002.  For the six months ended March 31, 2003, our professional services revenue was $4.9 million, a decrease of $0.5 million or 9.2% compared with professional services revenue of $5.4 million for the six months ended March 31, 2002.  The increase in support revenue for the three and six months ended March 31, 2003 was primarily due to the inclusion of Frontstep support revenue in the quarter ended March 31, 2003.  Excluding Frontstep, support revenue was $20.3 million, an increase of $0.1 million or 0.5% for the three months ended March 31, 2003 compared with $20.2 million for the three months ended March 31, 2002, and $41.1 million, an increase of $1.6 million or 4.0% for the six months ended March 31, 2003 compared with $39.6 million for the same period last year.

          Our professional services revenue is generated by our professional services organization, which may provide our customers with the consulting and implementation services relating to our products or the products of our solution partners. We provide our professional services under services agreements, and we charge for them separately under time and materials arrangements or, in some circumstances, under fixed price arrangements. The professional services that we provide are not essential to the functionality of our delivered products. We recognize revenues from time and materials arrangements as the services are performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable, and collection is probable. Under a fixed price arrangement, we recognize revenue on the basis of the estimated percentage of completion of service provided. We recognize changes in estimate in the period in which they are determined. We recognize provisions for losses, if any, in the period in which they first become probable and reasonably estimable. We also offer educational courses and training materials to our customers and affiliates. These consulting and implementation services and education courses are included in professional services revenue, and revenue is recognized when services are provided.

          Professional services revenue was also favorably impacted by the inclusion of Frontstep revenue in the current quarter ended March 31, 2003.  Excluding Frontstep, professional services revenue for the three months ended March 31, 2003 was $1.2 million, a decrease of $2.0 million or 63.9% compared with $3.2 million in the three months ended March 31, 2002.  For the six months ended March 31, 2003, professional services revenue excluding Frontstep was $2.9 million, a decrease of $2.5 million or 46.7% compared with $5.4 million in the same period last year.  Our professional services revenue decreased primarily as a result of reduced activity and billings on two large ongoing service contracts as compared with the three and six months periods ended March 31, 2002.  In addition, we believe the operating environment for our professional services revenue has been negatively impacted by the same factors discussed related to our licensing revenue -  slow global economic activity, contraction in the manufacturing sector and tepid business investment.

          Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and the Asia Pacific regions, or LAAP. During the three months ended March 31, 2003, license and service revenue in North America decreased as a percentage of total license and total service revenue, respectively, compared to the three months ended March 31, 2002. We believe the decrease is due to the continued economic and manufacturing weakness in the region.   During the three months ended March 31, 2003, EMEA service revenue increased as a percentage of total service revenue due to the inclusion of Frontstep and organic growth of 13.0% in support revenue and essentially unchanged professional services revenue compared with the three months ended March 31, 2002.  During the three months ended March 31, 2003, LAAP license and service revenue increased as a percentage of total license and service revenue, respectively.  The increase in the percentage of total license revenue and total service revenue from LAAP is due to the inclusion of Frontstep and relative stability in the existing revenue streams.  While total LAAP revenue did decrease excluding Frontstep, the decrease was not as dramatic as in North America, and the Asia Pacific region showed growth in both license and service revenue for the three months ended March 31, 2003 compared with the same period last year.  We believe the growth in the Asia Pacific region is attributable to the continuing trend of increased international manufacturing presence in the region, particularly in China. The following table shows the percentage of license revenue, services revenue, and total revenue contributed by each of our primary geographic areas for the three months ended March 31, 2003 and 2002:

	License Revenue Three Months Ended March 31,		Services Revenue Three Months Ended March 31,		Total Revenue Three Months Ended March 31,

	2003	2002	2003	2002	2003	2002

North America	68.0%	70.2%	76.4%	81.1%	74.1%	77.9%
EMEA	19.5%	19.3%	17.5%	13.6%	18.0%	15.3%
LAAP	12.5%	10.5%	6.1%	5.3%	7.9%	6.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

          During the six months ended March 31, 2003 our North America license revenue increased to 68.5% of total license revenue and our LAAP license revenue increased to 12.3% of total license revenue.  The reason for the increase is three fold:  (1) large license contract was completed in the six months ended March 31, 2002 in the EMEA region.; (2) the addition of Frontstep license revenue was more pronounced in both the North American and LAAP regions.  and  (3) Our Asia-Pacific region showed relative growth in license revenue during the six months ended March 31, 2003 as compared to the same period last year.   During the six months ended March 31, 2003 North America services revenue declined to 77.9% of total services revenue largely due to the continued economic and manufacturing weakness in the region.  In addition, the addition of Frontstep service revenue had more of a positive impact on a percentage basis in EMEA than in North America as seen in the increase of EMEA service revenue to 16.3% of total service revenue for the six months ended March 31, 2003 as compared with the same period last year.  LAAP increased slightly to 5.8% of total service revenue for the six months ended March 31, 2003 as compared with the same period last year.  The increase was again due to the relative growth seen in our Asia-Pacific operations.

          The following table shows the percentage of license revenue, services revenue and total revenue contributed by each of our primary geographic areas for the six months ended March 31, 2003 and 2002:

	License Revenue Six Months Ended March 31,		Services Revenue Six Months Ended March 31,		Total Revenue Six Months Ended March 31,

	2003	2002	2003	2002	2003	2002

North America	68.5%	65.6%	77.9%	80.1%	75.4%	75.4%
EMEA	19.2%	24.9%	16.3%	14.5%	17.1%	17.9%
LAAP	12.3%	9.5%	5.8%	5.4%	7.5%	6.7%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

          Additional information about our operations in these geographic areas is presented in note (10) of the notes to our condensed consolidated financial statements in this report.

          Cost of License Revenue. Cost of license revenue for the three months ended March 31, 2003 was $4.6 million compared to $3.4 million for the three months ended March 31, 2003. For the six months ended March 31, 2003, cost of license revenue was $8.2 million compared to $7.4 million for the same period last year.  The increase of $1.2 million or 35.0% for the three months ended March 31, 2003 was due primarily to the inclusion of Frontstep cost of license revenue in the quarter.  Excluding Frontstep, cost of license revenue for the three months ended March 31, 2003 was $3.5 million, essentially unchanged from the three months ended March 31, 2002.  Cost of license revenue did not decrease in line with the license revenue decrease due to higher software amortization expense.  The increase of $0.8 million, or 10.9% for the six months ended March 31, 2003 was due to Frontstep cost of license.  Excluding Frontstep, cost of license was $7.1 million, a decrease of $0.3 million or 4.2% compared with $7.4 million in the same period last year.  This decrease in total cost of license revenue was due to lower product royalty expense as a result of lower revenue recognized in the period. We expect cost of license revenue to vary from period to period based on the mix of products licensed between internally developed products and royalty bearing products and the timing of computer software amortization costs.

          Cost of Services Revenue.  Cost of services revenue consists of both costs related to our support revenue and our professional services revenue.  Cost of support revenue for the three months ended March 31, 2003 was $7.2 million, an increase of $1.7 million or 31.5% compared with cost of support revenue of $5.5 for the three months ended March 31, 2002.  For the six months ended March 31, 2003, cost of support revenue was $12.8 million, an increase of $1.6 million or 14.3% compared with cost of support revenue of $11.2 for the six months ended March 31, 2002.  Cost of support revenue rose to 26.0% and 25.5% of total service revenue for the three and six months ended March 31, 2003 from 23.5% and 25.0% of total service revenue for the same periods last year.  The increase in cost of support revenue was due primarily to the inclusion of Frontstep cost of support revenue in the quarter ended March 31, 2003.  Excluding Frontstep, cost of support revenue for the three months ended March 31, 2003 was $5.9 million, an increase of $0.4 million or 7.4% compared with cost of support revenue of $5.5 million for the three months ended March 31, 2002. Excluding Frontstep, for the six months ended March 31, 2003, cost of support revenue was $11.5, an increase of $0.3 million or 2.5%.  Cost of support revenue excluding Frontstep increased as a result of slightly higher direct expenses, particularly royalties for support revenues.

          Cost of professional services revenue for the three months ended March 31, 2003 was $4.6 million, an increase of $1.5 million or 47.4% compared with cost of professional service revenue of $3.1 million for the three months ended March 31, 2002.  For the six months ended March 31, 2003, cost of professional services revenue was $7.0 million, an increase of $1.0 million or 17.2% compared with $6.0 million for the six months ended March 31, 2002.  Cost of professional services revenue rose to 16.4% and 13.9% of total service revenue for the three and six months ended March 31, 2003 from 13.2% and 13.3% of total service revenue for the same periods last year.  The increase in cost of professional services revenue was due to the inclusion of Frontstep cost of professional services revenue.  Excluding Frontstep, cost of professional services revenue for the three months ended March 31, 2003 was $2.4 million, a decrease of $0.7 million or 21.4% compared with cost of professional services revenue of $3.1 million for the three months ended March 31, 2003.  For the six months ended March 31, 2003, excluding Frontstep, cost of professional services revenue was $4.9 million, a decrease of $1.1 million or 18.3% compared with $6.0 million for the six months ended March 31, 2002.  The decrease in cost of professional services revenue, excluding Frontstep, for the three and six months ended March 31, 2003 is due to a reduction in direct expenses, particularly compensation consistent with the decrease in professional services personnel, offset partially by an increase in contract payroll.

          Selling and Marketing Expenses. Selling and marketing expenses for three months ended March 31, 2003 were $13.2 million, an increase of $4.9 million or 58.0% compared with $8.4 million for the three months ended March 31, 2002. For the six months ended March 31, 2003, selling and marketing expenses were $23.7 million, an increase of $7.0 million or 42.0% compared with $16.7 million for the six months ended March 31, 2002.  Selling and marketing expense rose as a percentage of total revenue to 34.8% and 34.3% for the three and six months ended March 31, 2003 from 25.2% and 25.1% for the same periods last year. Excluding Frontstep, selling and marketing expenses were $10.0 million, an increase of $1.6 million or 19.4% for the three months ended March 31, 2003 compared with $8.4 million for the same period last year.  For the six months ended March 31, 2003, selling and marketing expenses excluding Frontstep were $20.4 million, an increase of $3.7 million or 22.5% compared with $16.7 million for the same period last year.

          The increase in selling and marketing expense as well as the increase as a percentage of total revenue was primarily due to two factors: (1) the inclusion of Frontstep selling and marketing expenses in the quarter ended March 31, 2003, and (2) the change in product mix of our license revenue recognized between time-based license revenue and perpetual license revenue. These factors were partially offset by lower license revenue recognized for which we owed commissions to our affiliates. We believe that affiliate commissions will fluctuate from period to period based on our product mix and the levels of sales by our affiliates and by our direct sales organization. Additionally, expenses for marketing activities, particularly in marketing program spend and personnel related costs, were higher during the three and six months ended March 31, 2003 as compared with the same periods last year.

          Product Development Expenses. The following table shows information about our product development expenses during the three and six months ended March 31, 2003 and March 31, 2002:

	Three Months Ended March 31,		Change From Prior Year	Six Months Ended March 31,		Change From Prior Year

	2003	2002		2003	2002

Product development spending	$5,607	$4,981	12.6%	$9,852	$10,106	(2.5)%
Software translation spending	221	1,120	(80.3)%	356	1,494	(76.2)%
Total spending on development activities	5,828	6,101	(4.5)%	10,208	11,600	(12.0)%
Less:
Capitalized product development costs	(1,094)	(1,031)	6.1%	(1,867)	(1,559)	19.8%
Capitalized software translation costs	—	(675)	(100.0)%	(32)	(771)	(95.9)%
Total capitalization	(1,094)	(1,706)	(35.9)%	(1,899)	(2,330)	(18.5)%
Product development expenses	$4,734	$4,395	7.7%	$8,309	$9,270	(10.4)%
Total spending as a percentage of total revenue	14.7%	18.4%		14.3%	17.4%
Product development expense as a percentage of total revenue	12.4%	13.2%		12.0%	13.9%

          Total spending on development activities decreased 4.5% and 12.0% during the three and six months ended March 31, 2003 compared to the same periods in the prior year. Spending activities increased slightly for product development for the three months ended March 31, 2003 due to the addition of Frontstep.  Excluding Frontstep, spending decreased for both product development and software translation activities. Our offshore information technology services partnership and associated restructuring of operations in fiscal 2002 resulted in reduced product development costs during the three and six months ended March 31, 2003 compared to the year earlier periods and will likely reduce the amounts of software development costs capitalized and subsequently amortized. Software translation costs are typically project related, and the timing of those expenditures is subject to change from period to period.

          Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period. For the three and six months ended March 31, 2003, capitalization of product development and translation costs decreased 35.9% and 18.5%, respectively, from the three and six months ended March 31, 2002.

          General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2003 were $5.8 million, an increase of $1.7 million or 41.3% compared to $4.1 million for the three months ended March 31, 2002.  For the six months ended March 31, 2003, general and administrative expenses were $8.9 million, an increase of $0.7 million, or 8.7% compared with $8.2 million in the same period last year.  The increase in general and administrative expenses is due to the inclusion of Frontstep general and administrative expenses in the quarter.  The majority of the increase was caused by an increase in the allowance for bad debts reserve of $1.4 million of which $0.9 million related to acquired Frontstep accounts receivable.  Excluding Frontstep, general and administrative expenses for the three months ended March 31, 2003 were $3.6 million, a decrease of $0.5 million or 11.6% compared with $4.1 million in the year earlier quarter.  General and administrative expenses for the six months ended March 31, 2003, excluding Frontstep, were $6.7 million, a decrease of $1.4 million or 17.8% compared with

$8.2 million in the year earlier period.  The decline in general and administrative expenses for the three and six months ended March 31, 2003, excluding Frontstep, was primarily due to foreign exchange gains and lower bad debts expense compared with the three and six month periods from the same period last year.

          Acquisition Costs.  We recorded no acquisition costs in our statement of operations in the three months and six months ended March 31, 2003. Acquisition benefit for the three months and six months ended March 31, 2002 was ($1.0) million relating to the Pivotpoint acquisition. We closed our acquisition of Pivotpoint on January 12, 2000 for $48.0 million in cash. In connection with the purchase of Pivotpoint, a portion of the cash proceeds was put into escrow to cover any breach of warranties or representations contained in the purchase agreement or any additional undisclosed post-closing liabilities. In December 2000, we presented a claim against the escrow for the release of funds to cover certain liabilities not disclosed in the closing balance sheet. During the allocation period, we did not adjust the purchase price to reflect these escrow refund claims because the ultimate recovery of any escrow funds was neither probable nor could the amount to be recovered be reasonably estimated. During the three and six months ended March 31, 2002, we entered into a settlement agreement with the seller regarding the amount of the claim, and we received approximately $1.3 million in cash for the settlement. Pursuant to SFAS No. 141, “Business Combinations,” $1.0 million of the settlement was related to pre-acquisition contingencies other than income taxes and is included as a reduction to restructuring costs and other items in the statement of operations for the nine months ended June 30, 2002. The settlement also included a receipt of $204,000 relating to pre-acquisition tax liabilities from the former shareholders of Pivotpoint. This portion of the settlement was recorded as a reduction of outstanding tax liabilities as of March 31, 2002 from the original purchase accounting allocation. The remaining $50,000 of the settlement was recorded as a liability for expenses incurred in relation to the settlement.

          Restructuring Costs. During the three and six months ended March 31, 2003, we incurred exit costs of $3.8 million related to the acquisition of Frontstep, of which $3.5 million were included in the cost of the acquisition and recorded in the preliminary purchase price allocation.  The remaining $0.3 million were included as restructuring costs in our statement of operations.The restructuring costs of $4.7 million incurred during the three months and six months ended March 31, 2002 resulted from a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities.

          The exit cost of $3.5 million during the three months ended March 31, 2003 that were included in the purchase price allocation, included $1.7 million in abandonment of office space and $1.4 million in employee severance and related costs for approximately 70 employees from all areas of the acquired Company. Additionally, exit costs included obligations remaining pursuant to a $450,000 consulting agreement that was subsequently terminated on February 21, 2003.  We accounted for these costs in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”  These costs resulted from our acquisition of Frontstep for which the combined company will receive no future economic benefit.  During the three months ending June 30, 2003, we anticipate incurring additional exit costs of approximately $240,000 related to additional abandonment of space and approximately $800,000 related to additional severance. We expect to account for these costs as an adjustment to our purchase price allocation.

          We accounted for the remaining $0.3 million of exit costs in restructuring costs in our statement of operations under the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that were initiated after December 31, 2002.  These costs included $0.5 million in employee severance and related costs for approximately 30 employees from all areas of the Company and a recovery of $276,000 of a previous accrual as discussed below. Restructuring activities for comparative periods prior to the effective date of SFAS No. 146 have been accounted for in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

          As noted above, the restructuring costs of $4.7 million incurred during the three months and six months ended March 31, 2002 resulted from a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% during fiscal 2002. The restructuring charge of $4.7 million during the three months and six months ended March 31, 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel.   During the three months ended March 31, 2003, we adjusted our previously recorded liability by $276,000 in order to reclaim office space that was previously abandoned.

          The major components of the restructuring and exit costs reserve at March 31, 2003 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Other	Total

Balance at September 30, 2002	$3,573	$25	$—	$3,598
Exit Costs:
Costs included in the purchase price of Frontstep	1,730	1,365	450	3,545
Costs included in restructuring costs	(276)	526	—	250

Total Exit Costs	1,454	1,891	450	3,795
Remaining Frontstep accrual assumed in the acquisition	100	387	90	577
Utilization	(339)	(476)	(38)	(853)

Balance at March 31, 2003	$4,788	$1,826	$503	$7,117

          We expect future cash expenditures related to these restructuring activities to be approximately $7.1 million. We expect to pay approximately $5.0 million within the twelve-month period ending March 31, 2004, and we therefore have included this amount in current liabilities.

          As shown in the table above, our restructuring and exit cost reserve is principally comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges or reverse prior charges or make adjustments to our purchase price allocation in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Depending on the impact of our integration of Frontstep, market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring  and exit costs reserve as appropriate.

          Interest Income and Interest Expense. Interest income was $0.1 million for the three months ended March 31, 2003 compared to $0.1 million in the previous year period. Interest income for the six months ended March 31, 2003 was $0.1 million compared with $0.3 million for the same period last year.  The decrease is primarily the result of a lower interest rates during the six months ended March 31, 2003 compared with the same period last year.

          For the three months and six months ended March 31, 2003, we recorded interest expense of $0.2 million and $0.2 million compared to $0.3 million and $0.8 million in the prior year periods.

          Interest expense for the three months and six months ended March 31, 2003 principally included (1) interest on our new credit facility based on our lender’s base rate or LIBOR plus a predetermined margin, (2) commitment fees on the unused portion of our previous and new revolving credit facility, and (3) amortization of debt issuance costs.  As stated earlier, we entered into a new credit facility on February 18, 2003 and as a result, we expect that interest expense will increase in future periods. Excluding the amortization of debt issue costs, the effective annual interest rate on our bank credit facility for the three months and six months ended March 31, 2003 was 5.0% and 5.6%.

          Interest expense for the three months and six months ended March 31, 2002 principally included (1) interest on our term loan based on our lender’s base rate or LIBOR plus a predetermined margin, (2) the difference between interest paid and interest received under our then existing interest rate protection arrangement, (3) commitment fees on the unused portion of our revolving credit facility, and (4) amortization of debt issuance costs. Taking into effect the interest rate protection arrangement and excluding the amortization of debt issue costs, the effective annual interest rate on our term loan for the three months and six months ended March 31, 2002 was 4.8% and 6.4%. The term of our interest rate protection arrangement ended on December 31, 2001.

          Income Tax Expense (Benefit). The effective income tax rates for the three and six months ended March 31, 2003 were 37.1% and 39.7%, respectively. The reported income tax benefit differs from the expected income tax benefit calculated by applying the federal statutory rate of 35.0% to our loss before income tax benefit principally due to the impact of state and foreign income taxes. The effective income tax rates for the three and six month periods ended March 31. 2002 were 31.8% and 37.6%, respectively.  The effective income tax rate for the two periods ended March 31, 2002 differs from the federal statutory rate of 35.0% because of the effect of state and foreign income taxes.

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

          The following tables show information about our cash flows during the six months ended March 31, 2003 and March 31, 2002 and selected balance sheet data as of March 31, 2003 and September 30, 2002.

	Summary of Cash Flows

	Six Months Ended March 31,

	2003	2002

	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$5,509	$8,524
Changes in operating assets and liabilities	4,076	8,636

Net cash provided by operating activities	9,585	17,162
Net cash used for investing activities	(5,850)	(2,969)
Net cash used for financing activities	(1,464)	(7,299)
Net increase in cash and cash equivalents	$2,271	$6,894

	Balance Sheet Data

	March 31, 2003	September 30, 2002

	(In thousands)
Cash and cash equivalents	$25,932	$23,661
Working capital (deficit)	(39,371)	(17,368)

     Operating Activities

          We generated $5.5 million in cash flows from operating activities before changes in operating assets and liabilities during the six months ended March 31, 2003 compared to $8.5 million in cash flows from operating activities before changes in operating assets and liabilities during the six months ended March 31, 2002. The $3.0 million decrease from the year earlier period included a $2.6 million increase in deferred income taxes and a $2.2 million decrease in net income offset by a $0.4 million increase in the allowance  for doubtful accounts, a $0.4 increase in software amortization, and a $1.0 million settlement change in the year ago period that was not present in the six months ended March 31, 2003.

          Significant changes in operating assets and liabilities during the six months ended March 31, 2003 included (1) a decrease in accounts receivable of $7.8 million attributable to lower revenues during the quarter and an increase in cash collections; (2) a $2.0 million increase in accounts payable, accrued expenses and other current liabilities resulting primarily from the timing of cash payments; and (3) a $5.2 million increase in deferred license and service revenue.

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

     Investing and Financing Activities

          For the six months ended March 31, 2003 compared to the same period in the prior year, we increased spending for property and equipment by $0.7 million, and we decreased spending for additions to computer software by $0.3 million. Additionally, for the six months ended March 31, 2003, we incurred acquisition related outflows of  $2.6 million, net of cash acquired related to the acquisition of Frontstep and the additional consideration paid for the education business acquired in 2000.  See Note 5 for additional details.

          The significant difference in the nature and amounts of net cash flows from financing activities during the six months ended March 31, 2003 compared to the six months ended March 31, 2002 relates to the addition of our $30.0 million bank credit facility on February 18, 2003 to finance the Frontstep acquisition.  On February 18, 2003, we purchased all of the outstanding stock of Frontstep, Inc. in exchange for 4.2 million shares of MAPICS stock. We also assumed the long-term debt of Frontstep aggregating $20.1 million and acquired $0.2 million in cash. To finance this acquisition and payoff the debt assumed, we entered into a new $30.0 million bank credit facility  pursuant to which we immediately borrowed $21.7 million. The borrowed amount consisted of a $6.7 million revolving credit loan and a $15.0 million term loan.  The details of the bank credit facility are disclosed below and in note (12) above.

          In February 2003, we repaid the $20.1 million of debt assumed from the acquisition as well as $0.9 million in transaction costs and acquired liabilities and $0.7 million in debt issuance costs.  We also repaid $2.7 million of the revolving credit loan portion of the bank credit facility in March 2003.  As of March 31, 2003, the revolving credit loan had an outstanding balance of $4.0 million and the term loan had an outstanding balance of $15.0 million.

          The term loan portion of the bank credit facility requires us to make quarterly principal repayments in various amounts beginning on December 31, 2003 and matures on December 31, 2005. However, we may be required under certain circumstances, based on our excess cash flows as defined in the bank credit facility, to prepay all or a portion of the outstanding balance.  Alternatively, we may at our discretion elect, subject to some limitations, to prepay all or a portion of the outstanding balance without penalty.  The interest rate on the term loan portion of the loan agreement varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At March 31, 2003, the interest rate on our term loan, including the lender’s margin, was 4.09%.

          Set forth below are the scheduled principal payments under the term loan for the indicated fiscal years ending (in thousands):

September 30, 2003	$—
September 30, 2004	5,500
September 30, 2005	7,500
September 30, 2006	2,000

          The bank credit facility requires us to enter into an interest rate protection arrangement for a portion of the term loan.  Accordingly, in April 2003 we purchased an interest rate cap from a bank.  This interest rate cap limits our exposure to fluctuations in interest rates on a majority of the term loan.  The interest rate cap expires on June 30, 2005.

          The bank credit facility provides for a revolving credit loan of up to $15.0 million, subject generally to the same provisions as our term loan and subject to the overall borrowing base. We borrowed $6.7 million  under the revolving credit portion of the loan agreement on February 18, 2003 to finance, along with the term loan, the Frontstep acquisition.  Borrowings under the revolving credit portion of the bank credit facility mature on December 31, 2005.  Repayment of the revolving credit loan is due in full on the maturity date.  We made a $2.7 million payment against the revolving credit portion of the loan agreement in March 2003.  The interest rate on the revolving credit portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At March 31, 2003, the interest rate on the revolving credit portion of the bank credit facility, including the lender’s margin, was 4.05%. As of March 31, 2003 we had available borrowings under the revolving credit loan of $11.0 million subject to the borrowing base. We have pledged substantially all of our assets in the United States as collateral for our obligations under the bank credit facility. Additionally, all of our domestic subsidiaries have guaranteed the repayment of our obligations under the loan agreement and we have pledged the majority of the capital stock of certain of our foreign subsidiaries to the lender.

          The bank credit facility, as amended, contains covenants that, among other things, require us to maintain specificed financial ratios and impose limitations or prohibitions on us with respect to:

•	incurrence of indebtedness, liens and capital leases;

•	payment of dividends on our capital stock;

•	redemption or repurchase of our capital stock;

•	investments and acquisitions;

•	mergers and consolidations; and

•	disposition of our properties or assets outside the course of ordinary business.

          When we entered into the bank credit facility on February 18, 2003, our then existing $10.0 million revolving credit facility was terminated.  There were no outstanding borrowings against this revolving credit facility at the time of its termination.

          At March 31, 2003, we estimate that we have federal net operating loss carryforwards of $33.0 million and research and experimentation and other credit carryforwards of $8.7 million, including Frontstep’s net operating losses of $24.0 million and research and experimentation credits of $4.3 million. We are currently evaluating the expected realizability of Frontstep’s net operating losses and tax credits.  Any changes to the estimated realizability will be recorded as an adjustment to goodwill pursuant to SFAS No. 109 “Accounting for Income Taxes” The net operating losses and tax credits at March 31, 2003 expire between fiscal 2003 and fiscal 2020. The utilization of a significant portion of the net operating losses and tax credits is limited on an annual basis due to various changes in ownership of MAPICS, Frontstep and Pivotpoint. We do not believe that these limitations will significantly impact our ability to utilize MAPICS’ and Pivotpoint’s net operating losses and tax credits before they expire. However, we estimate that these limitations will impact our ability to utilize Frontstep’s tax credits and that a significant portion of these credits may require a valuation allowance.  We believe they will continue to result in cash savings in future periods as we use them to offset income taxes payable. We have recorded the net deferred tax assets at the amount we believe is more likely than not to be realized, subject to any changes that may result when we have completed our evaluation of Frontstep’s tax attributes.

          On July 31, 2002, we announced that our board of directors approved a plan to repurchase up to 10.0 million shares of our outstanding common stock in light of our stock price and liquidity position. Purchases are expected to be made from time to time, depending on market conditions, in private transactions as well as in the open market at prevailing market prices. During the six months ended March 31, 2003, we repurchased 1,600 shares of stock for approximately $9,000. These shares are available for reissuance for general corporate purposes.

          We do not have any current plans or commitments for any significant capital expenditures.

          We believe that cash and cash equivalents on hand as of March 31, 2003, together with cash flows from operations and available borrowings under the bank credit facility will be sufficient to fund our operations for at least the next 12 months.  This forward-looking statement, however, is subject to all of the risks and uncertainties detailed in “ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Future Performance” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.  If cash generated from operations during this period is less than we expect or if we need additional financing after March 31, 2004, we may need to increase our bank credit facility or to undertake equity or debt offerings.  We may be unable to obtain such financing on favorable terms, if at all.

      Off-Balance Sheet Financing Arrangements

          We do not have any off-balance sheet arrangements or financing arrangements with related parties, persons who were previously related parties, or any other parties who might be in a position to negotiate arrangements with us other than on an arms-length basis.

     Contractual Obligations

          The following table summarizes our contractual obligations as of March 31, 2003 by the periods in which the related payments by us become due.

		Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating leases	$14,536	$4,526	$8,614	$1,396	$—

Application of Critical Accounting Policies

          In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on authoritative pronouncements, historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. However, in many instances we reasonably could have used different accounting estimates, and in other instances changes in our accounting estimates are reasonably likely to occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates.” We believe that the critical accounting estimates that we discuss below are among those  most important to an understanding of our consolidated financial statements.  Our senior management has discussed these critical accounting estimates and the following discussion of them with our audit committee.

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

          The license agreements for our software products include a limited express warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with our related documentation for period of up to 90 days from delivery in most cases.  A small percentage of our contracts have limited express warranties that cover a period of up to three years.  These contracts relate to the Syteline product acquired in the acquisition of Frontstep, Inc. If the product does not perform substantially in accordance with the documentation, we may repair or replace the product or terminate the license and refund the license fees paid for the product. All other warranties are expressly disclaimed. In addition to this warranty and in return for the payment of annual license or support fees, we provide customers with available annual maintenance services that include electronic usage support and defect repairs. To the extent that product defects arise, most are identified long after the product has been installed and used and after the warranty period has expired. In most instances, a product workaround and repair can be made and such repairs are delivered as part of maintenance services. Historically, we have not received any material warranty claims related to our products, and we have no reason to believe that we will receive any material claims in the future.

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

          Restructuring. Our restructuring liability is principally comprised of the estimated excess lease and related costs associated with vacated office space and severance charges. We could incur additional restructuring charges or reverse prior charges accordingly in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. For example, we revised our current estimates as of March 31, 2003 for a particular property to assume that our excess lease space will be vacant for an additional twelve months beginning in April 2003. We also revised the estimates to reoccupy a portion of the space as a result of the Frontstep acquisition.  Depending on the continued impact of our acquisition of Frontstep, market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and the amount of sublease income and, as a result, incur additional charges or credits to our restructuring liability as appropriate. These charges or credits may affect either our statement of operations or our Frontstep purchase price allocation.  An example that could impact our earnings is as follows: If our excess lease space, related to our fiscal 2002 accrual, were to remain vacant for an additional six months, an additional restructuring charge of approximately $214,000 could be required. If the prevailing market sublease rates were to increase by 10% over our current estimate of sublease rental rates, a recovery of previously recorded restructuring charges of approximately $203,000 could also be required. Additionally, if we were to reoccupy an additional 25% of the space as a result of the Frontstep acquisition, a recovery of previously recorded restructuring charges of approximately $660,000 could be required.

Recently Issued or Adopted Accounting Pronouncements

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We applied SFAS No. 146 to activities that we incurred during the three and six months ended March 31, 2003.  See note (8) for further details.

          In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the Issue). The guidance in the Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We currently follow the appropriate pronouncement as discussed in note (2) and anticipate the Issue to have no significant impact on the results of our operations, financial position, or cash flows.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This Interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The Interpretation’s provisions for initial recognition and measurement are required on a prospective basis with regard to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for both interim and annual periods ended after December 15, 2002. We have provided the required disclosures related to our policy on product warranties in notes (2) and (9) of this Form 10-Q. The inclusion of the required disclosures had no significant impact on the results of our operations, financial position, or cash flows.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early application encouraged. We apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123. We adopted the amended interim disclosure requirements during the quarter ended March 31, 2003. The adoption of the additional disclosure requirement did not have a significant impact on our reported results of operations, financial position or cash flows.  See note (11) for the interim disclosures required by SFAS No. 148.

          In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

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

     Interest Rate Sensitivity

          On February 18, 2003, we purchased the outstanding common stock of Frontstep, Inc. and assumed long-term debt of $20.1 million. To finance this acquisition and payoff the acquired debt, we entered into a $30.0 million bank credit facility.  The bank credit facility includes a $15.0 million term loan and a $15.0 million revolving credit loan.  We borrowed $21.7 million against the credit facility to repay the $20.1 million of acquired debt and $1.6 million to pay for the related transaction costs and liabilities, including $700,000 of debt issuance costs.

          The term loan portion of the bank credit facility requires us to make quarterly principal repayments in various amounts beginning on December 31, 2003 and matures on December 31, 2005. However, we may be required under certain circumstances, based on our excess cash flows as defined in the bank credit facility, ot prepay all or a portion of the outstanding balance.  Alternatively, we may at our discretion elect, subject to some limitations, to prepay all or a portion of the outstanding balance without penalty.  The interest rate on the term loan portion of the loan agreement varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At March 31, 2003, the interest rate on our term loan, including the lender’s margin, was 4.09%.

          The bank credit facility requires us to enter into an interest rate protection arrangement for a portion of the term loan.  Accordingly, in April 2003 we purchased an interest rate cap from a bank.  This interest rate cap limits our exposure to fluctuations in interest rates on a majority of the term loan.  The interest rate cap expires on June 30, 2005.

          The bank credit facility provides for a revolving credit loan of up to $15.0 million, subject generally to the same provisions as our term loan and subject to the overall borrowing base. We borrowed $6.7 million  under the revolving credit portion of the loan agreement on February 18, 2003 to finance, along with the term loan, the Frontstep acquisition.  Borrowings under the revolving credit portion of the bank credit facility mature on December 31, 2005.  Repayment of the revolving credit loan is due in full on the maturity date.  We made a $2.7 million payment against the revolving credit portion of the loan agreement in March 2003.  The interest rate on the term loan portion of the loan agreement varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At March 31, 2003, the interest rate on the revolving credit portion of the loan agreement, including the lender’s margin, was 4.05%.

          We prepared a sensitivity analysis of our interest rate exposures from anticipated levels of financing for the six months ended March 31, 2003 to assess the impact of hypothetical changes in interest rates.  Based upon our analysis, a 10% adverse change in the LIBOR rate from March 31, 2003 rates would not have a material adverse effect on the fair value of our debt instrument and would not materially affect our results of operations, financial condition or cash flows.

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

          From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We incurred net foreign currency transaction gains of $0.1 million for the three months ended March 31, 2003 and net foreign currency losses of $0.3 million for the three months ended March 31, 2002, mostly due to transactions within EMEA. For the six months ended March 31, 2003, we had foreign currency gains of $0.2 million compared with a $0.4 million foreign currency loss for the six months ended March 31, 2002.  We did not have any open forward exchange contracts or options or other trading financial instruments with foreign exchange risk at March 31, 2003 or March 31, 2002. At March 31, 2003, we had the following non-trading other financial instruments denominated in currencies other than the U.S. dollar (in thousands of U.S. dollars):

Cash and cash equivalents	$3,664
Trade accounts receivable (a)	13,515
Trade accounts payable	2,862

(a)	Approximately $11.3 million of this amount is denominated in euros, pounds sterling, Canadian dollars or yen, all of which have stable historical exchange rates with the U.S. dollar.

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

     Inflation

          Although we cannot accurately determine the amounts attributable thereto, we have been affected by inflation, through increased costs of employee compensation and other operation expenses. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. Additionally, most of our license agreements and services agreements allow for future increases in charges.

ITEM 4: Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Controls. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 2: Change in Securities and Use of Proceeds

On February 18, 2003 we issued 4.2 million shares of our common stock valued at $29.7 million, or $7.07 per share in connection with the acquisition of Frontstep, Inc.  These shares were issued in accordance with the purchase agreement.  The issuance of the common stock was registered in the S-4 registration statement filed with the Securities and Exchange Commission on December 19, 2002.

On March 3, 2003 we issued 81,774 shares of our common stock valued at $0.6 million as additional consideration for the acquisition of a education business completed in fiscal 2000.  The issuance of the common stock was exempt from registration pursuant to Rule 144(k).

ITEM 4: Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on February 18, 2003, the following matters were brought before and voted upon by the shareholders with the number of votes as indicated below:

1. A proposal to approve the issuance of shares of MAPICS stock for the merger of Frontstep.

For	Against	Abstain

15,683,117	21,134	3,710

2. A proposal to elect two directors to serve for a three-year term expiring at the 2005 annual meeting and until their successors have been duly elected and qualified.

	For	Withheld Authority

Terry H. Osborne	18,651,650	983,011
H. Mitchell Watson, Jr.	18,651,650	983,011

3. A proposal to approve an amendment to the MAPICS 1998 Amended and Restated Long-Term Incentive Plan to, among other things, increase the number of shares of MAPICS common stock available for awards from 4,500,000 shares to 6,000,000 shares

For	Against	Abstain

12,242,915	2,892,216	572,830

ITEM 5: Other Information

Quarterly Stock Options Disclosures

          At March 31, 2003, we had stock options or shares of common stock outstanding under eight stock option plans and an employee stock purchase plan, described below.

          The 1998 Long-Term Incentive Plan. The MAPICS, Inc. 1998 Long-Term Incentive Plan, or 1998 LTIP, allows us to issue up to 6,000,000 shares of common stock through various stock-based awards to our directors, officers, employees and consultants, including an additional 1,500,000 shares authorized on February 18, 2003. The stock-based awards can be in the form of (a) incentive stock options, or ISOs, or non-qualified stock options; (b) stock appreciation rights; (c) performance units; (d) restricted stock; (e) dividend equivalents; and (f) other stock based awards. In general, the exercise price specified in the agreement relating to each ISO granted under the 1998 LTIP is required to be not less than the fair market value of the common stock as of the date of grant.

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

          The Directors Plan. The MAPICS, Inc. 1998 Non-Employee Director Stock Option Plan allows us to issue non-qualified stock options to purchase up to an aggregate of 460,000 shares of common stock to eligible members of the board of directors who are neither our employees nor our officers. In general, the exercise price specified in the agreement relating to each non-qualified stock option granted under the Directors Plan is required to be the fair market value of the common stock at the date of grant. Subject to specific provisions, stock options granted under the Directors Plan become exercisable in various increments over a period of one to four years, provided that the optionee has continuously served as a member of the board of directors through the vesting date. The stock options granted under the Directors Plan expire ten years from the date of grant.

          The Directors Incentive Plan. The 1998 Non-Employee Directors Stock Incentive Plan provides for the issuance of common stock, deferred rights to receive common stock and non-qualified stock options to purchase up to an aggregate of 160,000 shares of common stock to eligible members of the board of directors who are neither our employees nor our officers.

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

          The 1992 Plan. The Frontstep Amended and Restated Non-Qualified Stock Option Plan for Key Employees was approved on February 18, 2003 in connection with acquisition of Frontstep.  The 1992 Plan provides that we are authorized to issue 238,974 shares of common stock to holders of options under the previous Frontstep plan. The options of the original Frontstep plan were converted based on the same conversion ratio used for the exchange of Frontstep stock into MAPICS stock.  No additional options will be granted under the 1992 Plan.  Substantially all of the options under the 1992 Plan are fully vested and expire on the original scheduled expiration date or 90 days after the employee is no longer employed by us.  Upon the surrender of the options, they are no longer available for reissuance.

          The 1999 Plan.  The Frontstep Second Amended and Restated 1999 Non-Qualified Stock Option Plan for Key Employees was approved on February 18, 2003 in connection with acquisition of Frontstep.  The 1999 Plan provides that we are authorized to issue 182,945 shares of common stock to holders of options under the previous Frontstep plan. The options of the original Frontstep plan were converted based on the same conversion ratio used for the exchange of Frontstep stock into MAPICS stock.  No additional options will be granted under the 1999 Plan.  All options under the 1999 Plan are fully vested and expire on the original scheduled expiration date or 90 days after the employee is no longer employed by us.  Upon the surrender of the options, they are no longer available for reissuance.

          The Executive Plan. The Symix Non-Qualified Stock Options Plan for Key Executives was approved on February 18, 2003 in connection with acquisition of Frontstep.  The Executive Plan provides that we are authorized to issue 120,339 shares of common stock to holders of options under the previous Frontstep plan. The options of the original Frontstep plan were converted based on the same conversion ratio used for the exchange of Frontstep stock into MAPICS stock.  No additional options will be granted under the Executive Plan.  All options under the Executive Plan are fully vested and expire on the original scheduled expiration date or 90 days after the employee is no longer employed by us.  Upon the surrender of the options, they are no longer available for reissuance.

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

Option Grants As of March 31, 2003

          The following table provides information regarding option grants to the named executive officers as a percentage of total options granted and total shares outstanding during fiscal 2001, fiscal 2002 and the six months ended March 31, 2003.

	Fiscal 2001	Fiscal 2002	YTD 2003

Net grants during the period as a % of outstanding shares	4.4%	5.1%	3.1%
Grants to named executive officers (1) during the period as a % of total options granted	50.3%	23.8%	7.9%
Grants to named executive officers during the period as a % of outstanding shares	2.2%	1.2%	0.2%
Cumulative options held by named executive officers as a % of total options outstanding	22.8%	24.6%	22.5%

          (1) As defined in “Item 11. Executive Compensation” of our Form 10-K for fiscal 2002.

Summary of Option Activity
As of March 31, 2003

          The following table reflects the activity and historical weighted average exercise prices of our stock options for the indicated periods from October 1, 2001 through March 31, 2003.

	Number of Shares Under Options	Weighted Average Exercise Price($)

Balance as of September 30, 2001	4,695,162	9.78
Granted	976,547	7.32
Exercised	(42,750)	4.05
Canceled/expired	(358,843)	11.46

Balance as of September 30, 2002	5,270,116	9.25

Granted (1)	833,332	13.84
Exercised	(20,600)	4.15
Canceled/expired	(200,419)	12.37

Balance as of March 31, 2003	5,882,429	9.81

(1) Includes the options assumed as part of the Frontstep acquisition.

In-the-Money and Out-of-the-Money Option Information

	As of March 31, 2003

	Exercisable		Unexercisable		Total

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

In-the-Money	525,227	$4.74	848,700	$4.97	1,373,927	$4.88
Out-of-the-Money(1)	3,098,236	12.66	1,410,266	8.41	4,508,502	11.33
Total Options Outstanding	3,623,463	11.51	2,258,966	7.12	5,882,429	9.82

(1)	Out-of-the-Money options are those options with an exercise price equal or above the closing price of $6.60 at March 31, 2003

Option Grants to Named Executive Officers
Year to Date, As of March 31, 2003

          The following table provides information with regard to stock option grants during fiscal 2003 to the named executive officers pursuant to our 1998 LTIP during the first six months of fiscal 2003. All options identified become exercisable at the rate of 50% per year beginning on the first anniversary of the grant date. All options expire ten years from the date of grant.

Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

					5%($)	10%($)

Richard C. Cook	15,000	2.14%	$7.15	12/08/12	$67,449	$170,929
Peter E. Reilly	15,000	2.14	7.15	12/08/12	67,449	170,929
Michael J. Casey	15,000	2.14	7.15	12/08/12	67,449	170,929
Martin D. Avallone	10,000	1.43	7.15	12/08/12	44,966	113,953

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

Aggregated Option Exercises and Remaining Option Values
Year to Date, As of March 31, 2003

The following table sets forth information regarding:

•	the number of shares of common stock received upon any exercise of options by the named executive officers during the six months ended March 31, 2003;

•	the net value realized upon any exercise (the difference between the option exercise price and the sale price);

•	the number of unexercised options held at March 31, 2003; and,

•	the aggregate dollar value of unexercised options held at March 31, 2003.

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at March 31, 2003(#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at March 31, 2003($) Exercisable/Unexercisable

Richard C. Cook	—	—	401,475 / 205,625	$313,975 / $207,550
Peter E. Reilly	—	—	127,500 / 157,500	237,881 / 231,144
Michael J. Casey	—	—	50,000 / 215,000	10,000 / 30,000
Martin D. Avallone	—	—	110,825 / 56,875	46,029 / 49,961

Equity Compensation Plan Information

          The following table gives information about the common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of March 31, 2003.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Shareholders
MAPICS, Inc. Amended and Restated 1998 Long- Term Incentive Plan	3,715,826		$8.59	1,944,539
MAPICS, Inc. Amended and Restated 1998 Non- Employee Directors
Stock Option Plan	275,250		$9.70	184,000
MAPICS, Inc. Amended and Restated 1998 Non- Employee Directors
Stock Incentive Plan	46,685	(1)	$9.37	75,968
Marcam Corporation 1987 Stock Plan	122,224		$11.97	—
Marcam Corporation 1994 Stock Plan	1,168,020		$9.79	—
Frontstep, Inc. Non-Qualified Stock Option Plan for Key Employees (1992)	238,962		$20.20	—
Symix Systems, Inc. Non-Qualified Stock Option Plan for KeyExecutives	120,339		$12.68	—
Frontstep, Inc. 1999 Non-Qualified Stock Option Plan for KeyEmployees	181,428		$16.38	—
MAPICS, Inc. 2000 Employee Stock Purchase Plan	N/A		N/A	262,113
Equity Compensation Plans Not Approved by Shareholders	13,695		$7.88

Total:	5,882,429			2,466,620

(1)	The amount shown includes 23,532 rights to deferred shares.

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

ITEM 6: Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Revolving Credit and Term Loan Agreement Dated as of February 18, 2003

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as a part of this report

(b) Reports on Form 8-K

On February 19, 2003, we filed a Current Report on Form 8-K reporting under Item 2 that on February 18, 2003 we acquired all outstanding shares of capital stock of Frontstep in exchange for approximately 4.2 million shares of MAPICS common stock, $.01 par value per share, and the assumption of approximately $20.1 million of Frontstep debt as well as certain outstanding stock options and warrants.

On April 30, 2003, we furnished a Current Report on Form 8-K reporting under Item 9 and Item 12 that on April 29, 2003, we issued a press release announcing preliminary financial information for the quarter ended March 31, 2003 and scheduling the release of final results for the quarter and six months ended March 31, 2003.

On May 5, 2003, we filed a Current Report on Form 8-K reporting under Item 5 that due to uncertainties related to Frontstep’s accounts receivable from periods prior to the acquisition, MAPICS is unable to file the Form 8-K/A to provide, pursuant to Item 7 of Form 8-K, historical financial statements of Frontstep, Inc. and pro forma financial information by the May 5, 2003 due date for such filing.

As a result of our delinquent filing, we may be subject to a number of adverse consequences including, a) while Nasdaq has not so notified us, Nasdaq could take action to de-list our common stock for failure to meet certain Nasdaq continued listing requirements; b) we may not be eligible for a period of time to use registration statements on Form S-2 or S-3 or to incorporate information by reference into registration statements on Form S-4 in connection with future issuances of securities which could result in additional costs and delays; and c) existing registration statements on Form S-8 related to employee stock option plans and employee stock purchase plans may be suspended until the Form 8-K/A is filed.

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date: May 15, 2003.

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ MICHAEL J. CASEY

Michael J. Casey
Vice President of Finance, Chief Financial Officer and Treasurer