Form 10-Q
period 2003-06-30
MAPICS INC
filed 2003-08-12
CIK 848551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

Yes   ☒ No   ☐

The number of shares of the registrant’s common stock outstanding at August 5, 2003 was 22,733,316.

MAPICS, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2003

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements

MAPICS, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2003	September 30, 2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$22,602	$23,661
Accounts receivable, net of allowances of $5,143 at June 30, 2003 and $1,734 at September 30, 2002	36,893	25,428
Deferred royalties	7,570	7,581
Deferred commissions	7,021	8,822
Prepaid expenses and other current assets	5,032	3,127
Deferred income taxes, net	6,946	3,600

Total current assets	86,064	72,219
Non-current assets:
Property and equipment, net	6,899	3,596
Computer software costs, net	27,858	16,739
Intangible assets, net	8,173	3,367
Goodwill	55,566	3,689
Other non-current assets, net	3,940	8,500

Total assets	$188,500	$108,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,103	$3,338
Accrued expenses and other current liabilities	30,909	25,087
Current portion of long-term debt	8,000	—
Restructuring and exit costs, current	4,310	1,300
Deferred license revenue	15,488	18,893
Deferred services revenue	56,099	40,969

Total current liabilities	125,909	89,587
Non-current liabilities:
Long-term debt	11,000	—
Restructuring and exit costs, non-current	1,752	2,298
Other non-current liabilities	1,043	1,265

Total liabilities	139,704	93,150

Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized
Series D convertible preferred stock, 125 shares issued and outstanding (liquidation preference of $9,420)	125	125
Series E convertible preferred stock, 50 shares issued and outstanding (liquidation preference of $3,768)	50	50
Common stock, $0.01 par value; 90,000 shares authorized, 24,652 shares issued and 22,733 shares outstanding at June 30, 2003; 20,370 shares issued and 18,390 shares outstanding at September 30, 2002	247	204
Additional paid-in capital	93,613	63,129
Accumulated deficit	(30,075)	(33,029)
Restricted stock compensation	(19)	(304)
Accumulated other comprehensive loss	(266)	(62)
Treasury stock-at cost, 1,919 shares at June 30, 2003 and 1,980 shares at September 30, 2002	(14,879)	(15,153)

Total shareholders’ equity	48,796	14,960

Total liabilities and shareholders’ equity	$188,500	$108,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Revenue:
License	$13,558	$9,439	$32,346	$30,991
Services	33,519	21,818	83,866	66,766

Total revenue	47,077	31,257	116,212	97,757

Operating expenses:
Cost of license revenue	5,016	3,742	13,215	11,136
Cost of services revenue	15,057	7,935	34,872	25,120
Selling and marketing	14,549	9,164	38,237	25,852
Product development	5,221	3,168	13,531	12,438
General and administrative	5,158	2,910	14,035	11,076
Restructuring charge	342	—	592	4,707
Acquisition costs	—	—	—	(1,000)

Total operating expenses	45,343	26,919	114,482	89,329

Income from operations	1,734	4,338	1,730	8,428
Other:
Interest income	53	134	197	388
Interest expense	(320)	(151)	(538)	(989)

Income before income tax benefit	1,467	4,321	1,389	7,827
Income tax benefit	(1,534)	(3,512)	(1,565)	(2,195)

Net income before extraordinary item	3,001	7,833	2,954	10,022
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $173	—	(318)	—	(318)

Net income	$3,001	$7,515	$2,954	$9,704

Net income per common share (basic):
Net income before extraordinary item	$0.13	$0.43	$0.14	$0.55
Extraordinary loss on early extinguishment of debt, net of income tax benefit	—	(0.02)	—	(0.02)

Net income per common share (basic)	$0.13	$0.41	$0.14	$0.53

Weighted average number of common shares outstanding (basic)	22,729	18,356	20,510	18,343

Net income per common share (diluted):
Net income before extraordinary item	$0.12	$0.38	$0.13	$0.49
Extraordinary loss on early extinguishment of debt, net of income tax benefit	—	(0.02)	—	(0.02)

Net income per common share (diluted)	$0.12	$0.36	$0.13	$0.47

Weighted average number of common shares and common equivalent shares outstanding (diluted)	24,790	20,596	22,552	20,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$2,954	$9,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,026	1,732
Amortization of computer software costs	5,497	4,502
Amortization of intangible assets	951	570
Amortization of debt issuance costs	146	338
Loss on early extinguishment of debt	—	491
Provision for bad debts	1,739	900
Deferred income taxes	(709)	2,476
Settlement of pre-acquisition contingency	—	(1,000)
Other non-cash items, net	644	189

	13,248	19,902
Changes in operating assets and liabilities, net of the effects of acquired assets and liabilities:
Accounts receivable	4,871	9,111
Deferred royalties	2,376	(356)
Deferred commissions	1,801	979
Prepaid expenses and other current assets	(203)	854
Other non-current assets	806	(1,627)
Accounts payable	46	522
Accrued expenses and other current liabilities	(3,339)	(4,882)
Restructuring and exit costs, current and non-current	(3,127)	3,369
Deferred license revenue	(3,405)	(4,552)
Deferred services revenue	(3,666)	(277)
Other non-current liabilities	(375)	873

Net cash provided by operating activities	9,033	23,916

Cash flows from investing activities:
Purchases of property and equipment	(1,712)	(703)
Additions to computer software	(4,066)	(4,179)
Acquisitions, net of cash acquired	(2,786)	—

Net cash used for investing activities	(8,564)	(4,882)

Cash flows from financing activities:
Proceeds from stock options exercised	100	173
Proceeds from employee stock purchases	195	409
Acquisition of treasury stock	(9)	—
Proceeds from term loan	15,000	—
Proceeds from revolving credit loan	6,700	8,428
Principal repayments of acquired debt	(20,057)	—
Principal repayments of revolving credit loan	(2,700)	(4,428)
Principal repayments of long-term debt	—	(18,662)
Payment of debt issuance costs	(757)	(196)

Net cash used for financing activities	(1,528)	(14,276)

Net increase (decrease) in cash and cash equivalents	(1,059)	4,758
Cash and cash equivalents at beginning of period	23,661	18,077

Cash and cash equivalents at end of period	$22,602	$22,835

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

(2) Revenue Recognition

We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position (SOP) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,’ “ SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and AICPA Technical Practice Aid (TPA) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

Software License and Support Revenue

We generate a significant portion of total revenue from licensing software. Our sales channel consists of our direct sales force and our global network of independent affiliates. We license our software products under license agreements, which the ultimate customer typically executes directly with us rather than with our independent affiliates. Our license agreements are either annual renewable term license agreements or perpetual license agreements.

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

The annual support fee, which is typically paid in advance, entitles the customer to receive twelve months of support services, as available. We record these annual support fees as services revenue and recognize this revenue ratably over the term of the agreement.

The license agreements for our software products include a limited express warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with our related documentation for period of up to 90 days from delivery in most cases. A small percentage of our contracts have limited express warranties that cover a period of up to three years. These contracts relate to the SyteLine® product acquired in the acquisition of Frontstep, Inc. If the product does not perform substantially in accordance with the documentation, we may repair or replace the product or terminate the license and refund the license fees paid for the product. All other warranties are expressly disclaimed. In addition to this warranty and in return for the payment of annual license or support fees, we provide customers with available annual maintenance services that include electronic usage support and defect repairs. In most instances, a product workaround and repair can be made and such repairs are delivered as part of maintenance services. Historically, we have not received any material warranty claims related to our products, and we have no reason to believe that we will receive any material claims in the future.

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

The following table presents the calculations of basic and diluted net income per common share or common share equivalent (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Income before extraordinary item	$3,001	$7,833	$2,954	$10,022
Extraordinary loss on early extinguishments of debt, net of income tax benefit	—	(318)	—	(318)

Net income	$3,001	$7,515	$2,954	$9,704

Basic net income per common share:
Weighted average common shares outstanding	22,729	18,356	20,510	18,343

Income before extraordinary item	$0.13	$0.43	$0.14	$0.55
Extraordinary loss on early extinguishments of debt, net of income tax benefit	—	(0.02)	—	(0.02)

Net income	$0.13	$0.41	$0.14	$0.53

Diluted net income per common share:
Weighted average common shares outstanding	22,729	18,356	20,510	18,343
Common share equivalents:
Convertible preferred stock	1,750	1,750	1,750	1,750
Common stock options	311	364	292	325
Contingently issuable stock	—	126	—	126

Weighted average common shares and common equivalent shares outstanding	24,790	20,596	22,552	20,544

Income before extraordinary item	$0.12	$0.38	$0.13	$0.49
Extraordinary loss on early extinguishments of debt, net of income tax benefit	—	(0.02)	—	(0.02)

Net income	$0.12	$0.36	$0.13	$0.47

(4) Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net income	$3,001	$7,515	$2,954	$9,704
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	(264)	53	(204)	64

Comprehensive income	$2,737	$7,568	$2,750	$9,768

(5) Acquisitions

Acquisition of Frontstep, Inc.

On February 18, 2003, we acquired Frontstep, Inc, a business software and services provider for mid-sized manufacturing companies headquartered in Columbus, Ohio. The combined company markets offerings from both companies under the MAPICS® brand. The combined company expects to leverage Frontstep’s investment in delivering SyteLine 7 on Microsoft.NET and to continue MAPICS’ success on the IBM platform while sustaining active product development for each. In addition, we believe the combined company will benefit from a more balanced sales strategy with both larger direct and affiliate channels serving the global manufacturing market.

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

The calculation of the total purchase price was as follows (in thousands):

Equity value of shares issued	$29,677
Fair value of vested options	951
Fair value of warrant	490
Direct transaction costs	2,282

Total purchase price	$33,400

The equity value of the shares issued was calculated based on an average price of $7.07 per share, which was derived by using the average of the price of MAPICS common stock for the 5 business days surrounding the date of measurement, November 24, 2002, in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”. The date of measurement reflects the date the merger was announced. Direct transaction costs include our fees paid or accrued for professional services performed in connection with the acquisition of Frontstep.

The purchase price includes the fair value of the vested options under the Frontstep options plans. The option plans and all outstanding options were converted into MAPICS options using the same conversion ratio that was used for the exchange of Frontstep stock. We registered 542,258 shares of our common stock for these plans as follows: 238,974 shares to be issued under the Frontstep Amended and Restated Non-Qualified Stock Option Plan for Key Employees, 182,945 shares to be issued under the Frontstep Second Amended and Restated 1999 Non-Qualified Stock Option Plan for Key Employees, and 120,339 shares to be issued under the Symix Non-Qualified Stock Options Plan for Key Executives. Substantially all of the shares under these plans are fully vested, and the options expire on the original expiration date or 90 days after the employee is no longer employed by us. Upon surrender of the options, they are no longer available for reissuance.

Additionally, the purchase price includes the estimated fair value of a stock warrant, which was approved for issuance on February 18, 2003. The warrant can be converted into 134,270 shares of common stock at a price of $7.81 and  expires on July 17, 2006.

The following allocation of the total purchase price reflects our estimate of fair value for the assets acquired and liabilities assumed and is subject to adjustment when additional information concerning asset and liability balances is finalized. Any increase or decrease in the net assets acquired will cause a corresponding decrease or increase in goodwill.

Amount (In thousands)

Cash and cash equivalents	$197
Accounts receivable, net	18,075
Deferred royalties	2,365
Prepaid expenses and other current assets	1,702
Property and equipment	3,870
Computer software costs	12,550
Goodwill (a)	51,877
Other intangible assets (b)	5,756
Other non-current assets	760
Deferred income taxes, net	(2,510)
Current portion of long-term debt	(8,545)
Accounts payable	(7,719)
Accrued expenses and other current liabilities	(8,956)
Restructuring reserve and exit costs, current (c)	(4,680)
Deferred revenue	(18,796)
Long-term debt	(11,512)
Restructuring reserve and exit costs, non-current (c)	(911)
Other non-current liabilities	(123)

$33,400

______________

(a)	None of the goodwill is deductible for income tax purposes.
(b)	Includes $0.9 million and $4.8 million for tradenames and maintenance contracts. Both intangible assets are subject to amortization over a weighted average useful life of five years.
(c)	Includes $5.0 million of restructuring liabilities related to real estate costs and severance incurred in connection with the acquisition, which is accounted for pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

As part of the acquisition of Frontstep, we are conducting a comprehensive review of the existing Frontstep accounts receivable that we acquired for the purpose of determining the allocation of the purchase price to the net assets acquired. As part of the review, we evaluated, among other matters, the accuracy and collectibility of the accounts receivable balances. Our review of the recorded accounts receivable balance included reviewing the supporting detail for accuracy, research and confirmation of certain amounts recorded, and review of customer account histories as well as an assessment of the adequacy of the allowance for doubtful accounts. During our review, we noted that Frontstep had written off or provided additional reserves of $4.4 million of its accounts receivable as of February 18, 2003. In addition, we have subsequently identified approximately $1.4 million of recorded accounts receivable that we believe should have been reserved for as of February 18, 2003, which is considered in the preliminary purchase price allocation. As a result, the recorded accounts receivable amount in the opening balance sheet of Frontstep was reduced by approximately $1.4 million. We are currently in the process of verifying with the former Frontstep external auditors whether a portion of the adjustments discussed above should have been recorded by Frontstep in their prior periods. We have also recorded an additional provision of $0.9 million in our statement of operations for the nine months ended June 30, 2003 to adjust the carrying value of the remaining accounts receivable to conform with our methodology for determining the adequacy of our allowance for doubtful accounts. We do not anticipate that the finalization of the adjustments discussed above will have a significant impact on our future reported results of operations, financial position, or cash flows.

Because we cannot yet determine the amount and timing of the final impact of the matters discussed above on our pro forma results, we have not presented pro forma results pursuant to Rule 10-01(b)(4) of Regulation S-X, and we have not filed a Form 8-K/A showing such results as required. As a result of our delinquent filing, we may be subject to a number of adverse consequences including, a) while Nasdaq has not so notified us, Nasdaq could take action to de-list our common stock for failure to meet certain Nasdaq continued listing requirements; b) we may not be eligible for a period of time to use registration statements on Form S-2 or S-3 or to incorporate information by reference into registration statements on Form S-4 in connection with future issuances of securities which could result in additional costs and delays; and c) existing registration statements on Form S-8 related to employee stock option plans and employee stock purchase plans may be suspended until the Form 8-K/A is filed. We believe that we will be able to present the necessary pro forma results for the periods required in an appropriate filing on or about September 30, 2003.

Other Acquisitions

In March 2000, we acquired a software education business. In exchange for the business, we issued 106,668 shares of restricted MAPICS common stock to the former owners of the business. Under the purchase agreement, if, on March 1, 2003, the price per share of our common stock was less than $18.75, we were required to pay additional consideration, in the form of shares or cash, equal to the difference between $18.75 and the quoted market price multiplied by the number of shares issued to the former owners that they still held on March 1, 2003. On February 28, 2003, our stock closed at $6.90 per share. As a result, we issued an additional 81,774 shares of common stock and paid cash of $700,000 as additional consideration under the purchase agreement. In accordance with applicable accounting literature, we decreased additional paid-in capital by $1.3 million to account for the value of the additional consideration.

(6) Income Taxes

The reported income tax benefit for the three and nine months ended June 30, 2003 includes a $2.0 million benefit. This $2.0 million tax benefit resulted from changes in income taxes payable during the period due to the resolution of federal income tax uncertainties related to tax net operating losses (NOLs) retained by MAPICS in connection with our 1997 spin off from Marcam Corporation. Accordingly, we recorded this income tax benefit and a corresponding decrease in income taxes payable. We still retain additional uncertain favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and additional income tax benefits related to these tax attributes may be realized in future periods if and when they become certain. Excluding the $2.0 million tax benefit discussed above, the reported income tax expense for the three and nine months ended June 30, 2003 was calculated based on our projected effective tax rate of 37.0% and 36.9%. The reported income tax expense excluding the $2.0 million benefit differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense and extraordinary item principally due to the impact of state and foreign income taxes.

At June 30, 2003, we estimate that we had federal net operating loss carryforwards of $34.6 million and research and experimentation and other credit carryforwards of $8.7 million, including Frontstep’s NOLs of $27.8 million and research and experimentation credits of $4.3 million. We are currently evaluating the expected realizability of Frontstep’s NOLs and tax credits. Any changes to the estimated realizability will be recorded as an adjustment to goodwill pursuant to SFAS No. 109 “Accounting for Income Taxes”. The NOLs and tax credits at June 30, 2003 expire between fiscal 2003 and fiscal 2020. The utilization of a significant portion of the NOL’s and tax credits is limited on an annual basis due to various changes in ownership of MAPICS, Frontstep and a previously acquired company, Pivotpoint, Inc. We do not believe that these limitations will significantly impact our ability to utilize MAPICS’, Frontstep’s and Pivotpoint’s NOLs and MAPICS’ and Pivotpoint’s tax credits before they expire. However, we estimate that these limitations will impact our ability to utilize Frontstep’s tax credits and that a significant portion of these credits may require an adjustment to our existing valuation allowance. We believe these NOL’s and tax credits will continue to result in cash savings in future periods as we use them to offset income taxes payable. We have recorded the net deferred tax assets at the amount we believe is more likely than not to be realized, subject to any changes that may result when we have completed our evaluation of Frontstep’s tax attributes.

(7) Goodwill and Other Intangible Assets

Changes in Goodwill for the Nine Months Ended June 30, 2003 (in thousands):

Balance as of September 30, 2002	$3,689
Acquisition of Frontstep, Inc.	51,877

Balance as of June 30, 2003	$55,566

On February 18, 2003 we completed the acquisition of Frontstep. We allocated the total purchase price to the net tangible assets acquired based on our estimate of fair value at the date of the acquisition. The allocation of the total purchase price to tradenames, maintenance contracts and acquired technology was based on a third party appraisal. We allocated the $51.9 million balance of the total purchase price to goodwill. See note (5) for further details on the acquisition.

We have subsequently performed an impairment analysis of our goodwill for the period ended June 30, 2003. Based upon our review, we have not deemed our goodwill to be impaired.

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Our intangible assets consist principally of tradenames, trademarks, maintenance contracts, and installed customer base and affiliate network, and we consider all to have finite lives. The gross carrying amount of intangible assets as of June 30, 2003 was $14.1 million with a balance of $5.9 million in accumulated amortization.

Amortized Intangible Assets (in thousands):

	As of June 30, 2003

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Installed customer base and affiliate network	$8,334	$(5,508)	$2,826
Maintenance contracts	4,822	(323)	4,499
Tradenames and trademarks	909	(61)	848

Total	$14,065	$(5,892)	$8,173

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

Aggregate Amortization Expense (in thousands):

	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2003

Aggregate amortization expense	$481	$951

Estimated Amortization Expense for the Fiscal Years Ended (in thousands):

September 30, 2003	$1,407
September 30, 2004	$1,825
September 30, 2005	$1,825
September 30, 2006	$1,825
September 30, 2007	$1,621

(8) Restructuring Costs

During the three and nine months ended June 30, 2003, we incurred exit costs of $1.8 million and $5.6 million related to the Frontstep acquisition, of which $1.5 million and $5.0 million for the three and nine months ended June 30, 2003 were included in the cost of the acquisition and recorded in the preliminary purchase price allocation. The remaining $0.3 million and $0.6 million for the three and nine months ended June 30, 2003 were included as restructuring costs in our statement of operations. The restructuring costs of $4.7 million incurred during the three months and nine months ended June 30, 2002 resulted from a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities.

The total exit cost of $5.0 million during the nine months ended June 30, 2003 that was included in the purchase price allocation, included $2.1 million in abandonment of office space and $2.4 million in employee severance and related costs for approximately 85 employees from all areas of Frontstep. Additionally, exit costs included obligations remaining pursuant to a $450,000 consulting agreement that was subsequently terminated on February 21, 2003. We accounted for these costs in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs resulted from our acquisition of Frontstep for which the combined company will receive no future economic benefit.

We accounted for the remaining $0.6 million of exit costs during the nine months ended June 30, 2003 in restructuring costs in our statement of operations under the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that were initiated after December 31, 2002. These costs included $0.9 million in employee severance and related costs for approximately 50 employees from all areas of the Company and a recovery of $0.3 million of a previous accrual as discussed below. Restructuring activities for comparative periods prior to the effective date of SFAS No. 146 have been accounted for in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

We also incurred restructuring costs of $4.7 million during the three months and nine months ended June 30, 2002 resulting from staff and facility reductions as a result of a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% during fiscal 2002. The restructuring charge of $4.7 million during the three months and nine months ended June 30, 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel. During the nine months ended June 30, 2003, we adjusted our previously recorded liability by $276,000 in order to reclaim office space that was previously abandoned.

The major components of the restructuring and exit cost reserve at June 30, 2003 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Other	Total

Balance at September 30, 2002	$3,573	$25	$—	$3,598
Exit costs:
Costs included in the purchase price of Frontstep	2,133	2,431	450	5,014
Costs included in restructuring costs	(276)	868	—	592

Total exit costs	1,857	3,299	450	5,606
Remaining Frontstep accrual assumed in the acquisition	33	280	90	403
Utilization	(896)	(2,499)	(150)	(3,545)

Balance at June 30, 2003	$4,566	$1,105	$390	$6,062

We expect future cash expenditures related to these restructuring activities to be approximately $6.1 million. We expect to pay approximately $4.3 million within the twelve month period ending June 30, 2004, and we therefore have included this amount in current liabilities.

As shown in the table above, our restructuring and exit cost reserve at June 30, 2003 is principally comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges or reverse prior charges or make adjustments to our purchase price allocation in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Depending on the impact of our integration of Frontstep, market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring and exit costs reserve as appropriate.

(9) Commitments and Contingencies

Leases: We are contractually obligated to make minimum lease payments on several operating leases. These operating leases consist of leases for office space, computer and office equipment, and vehicles. Our worldwide minimum lease payments on these operating leases are summarized below:

		Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating leases	$13,783	$4,112	$8,787	$884	$—

Litigation: We are involved in disputes and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these disputes and proceedings, we believe, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on our financial position, results of operations or cash flows. However, we cannot be certain of the eventual outcome, and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations or cash flows.

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

Indemnification of third party professional service providers: We provide certain indemnifications from time to time in the normal course of business to professional service providers and financial institutions, which may require us to make payments to an indemnified party in connection with certain transactions and agreements. Generally, the maximum obligation is not explicitly stated and cannot be reasonably estimated. The duration of the indemnifications vary based upon the specific activity underlying the indemnification and can be indefinite. We have not had a material indemnification claim, and we do not believe we will have a material claim in the future. As such, we have not recorded any liability for these indemnifications in our financial statements.

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

(10) Operating Segments and Geographic Information

We have three operating segments for which we evaluate our business and for which we have discrete financial information available. These operating segments include 1) software sales to customers in the manufacturing environment, 2) providing support services to the customers that purchase our software, and 3) providing implementation and other consulting services to customers that purchase our software. In evaluating financial performance, we focus on operating profit as a measure of a segments profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of certain corporate expenses. We are including non-revenue generating costs in the presentation of reportable segment information because some expenses are not allocated separately to our operating segments..

The following table includes interim financial information for the three and nine months ended June 30, 2003 and 2002 related to our segments. The information presented below may not be indicative of results if the segment were an independent organization (in thousands).

	Software Sales	Support Services	Implementation and Consulting	Non-Revenue Generating Costs	Total

Three Months Ended June 30, 2003:
Revenues from unaffiliated customers	$13,558	$27,984	$5,535	$—	$47,077

Income (loss) from operations	$(3,320)	$19,169	$(707)	$(13,408)	$1,734

Interest income					53
Interest expense					(320)

Income before income tax benefit					$1,467

Three Months Ended June 30, 2002:
Revenues from unaffiliated customers	$9,439	$19,796	$2,022	$—	$31,257

Income (loss) from operations	$(1,505)	$14,564	$(681)	$(8,040)	$4,338

Interest income					134
Interest expense					(151)

Income before income tax benefit					$4,321

	Software	Support	Services	Non-Revenue	Total

Nine Months Ended June 30, 2003:
Revenues from unaffiliated customers	$32,346	$73,454	$10,412	$—	$116,212

Income (loss) from operations	$(10,910)	$51,813	$(2,819)	$(36,354)	$1,730

Interest income					197
Interest expense					(538)

Income before income tax benefit					$1,389

Nine Months Ended June 30, 2002:
Revenues from unaffiliated customers	$30,991	$59,375	$7,391	$—	$97,757

Income (loss) from operations	$2,394	$42,920	$(1,274)	$(35,612)	$8,428

Interest income					388
Interest expense					(989)

Income before income tax benefit					$7,827

Our principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of North America include Europe, Middle East and Africa, or EMEA, and Latin America and Asia Pacific, or LAAP. In addition to the operating segments disclosed above, we regularly prepare and evaluate separate financial information for each of our principal geographic areas, including 1) North America, 2) EMEA and 3) LAAP. In evaluating financial performance, we focus on operating profit as a measure of a geographic area’s profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of certain corporate expenses. We include our corporate division in the presentation of georgraphical areas information because some of the income and expenses of this division are not allocated separately to the geographical areas. We have not allocated a portion of the product development costs of $5.1 million and $13.3 million or administrative costs of $5.1 million and $13.4 million incurred in the United States to the other geographic areas for the three and nine months ended June 30, 2003. These costs were allocated to the geographic areas in the three and nine months ended June 30, 2002.

The following table includes interim financial information for the three and nine months ended June 30, 2003 and 2002 related to our geographic areas. The information presented below may not be indicative of results if the geographic areas were independent organizations (in thousands).

	North America	EMEA	LAAP	Corporate	Total

Three Months Ended June 30, 2003:
Revenues from unaffiliated customers	$33,651	$9,407	$4,019	$—	$47,077

Income (loss) from operations	$253	$1,487	$336	$(342)	$1,734

Interest income					53
Interest expense					(320)

Income before income tax benefit					$1,467

Three Months Ended June 30, 2002:
Revenues from unaffiliated customers	$24,041	$5,131	$2,085	$—	$31,257

Income (loss) from operations	$4,797	$1,045	$480	$(1,984)	$4,338

Interest income					134
Interest expense					(151)

Income before income tax benefit					$4,321

	North America	EMEA	LAAP	Corporate	Total

Nine Months Ended June 30, 2003:
Revenues from unaffiliated customers	$85,878	$21,156	$9,178	$—	$116,212

Income (loss) from operations	$(1,692)	$3,447	$567	$(592)	$1,730

Interest income					197
Interest expense					(538)

Income before income tax benefit					$1,389

Nine Months Ended June 30, 2002:
Revenues from unaffiliated customers	$74,168	$17,054	$6,535	$—	$97,757

Income (loss) from operations	$13,535	$3,800	$393	$(9,300)	$8,428

Interest income					388
Interest expense					(989)

Income before income tax benefit					$7,827

(11) Stock-Based Compensation

We adopted the disclosure requirements of  SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure-an Amendment of FASB Statement No. 123.” This Statement amends Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” effective January 1, 2003. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15,

2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123 as amended by SFAS 148. We did not record stock-based compensation expense in the three or nine months ended June 30, 2003 and June 30, 2002, as all options granted under our plans had an exercise price equal to fair market value. The adoption of the additional disclosure requirement did not have a significant impact on our reported results of operations, financial position or cash flows for the three and nine months ended June 30, 2003.

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

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)

Net income, as reported	$3,001	$7,515	$2,954	$9,704
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	659	654	2,565	2,012

Pro forma net income	$2,342	$6,861	$389	$7,692

Earnings (loss) per share:
Basic – as reported	$0.13	$0.41	$0.14	$0.53
Basic – pro forma	$0.10	$0.37	$0.02	$0.42
Diluted – as reported	$0.12	$0.36	$0.13	$0.47
Diluted – pro forma	$0.09	$0.33	$0.02	$0.37

(12) Long-Term Debt

On February 18, 2003, we purchased the outstanding common stock of Frontstep and assumed long-term debt of Frontstep aggregating to $20.1 million. We entered into a bank credit facility consisting of a $15.0 million term loan and, at that time, a $15.0 million revolving credit loan to repay the debt assumed from Frontstep. We borrowed $21.7 million against the bank credit facility to repay the $20.1 million of acquired debt and to pay the $1.6 million of related transaction costs and liabilities, including $0.8 million of debt issuance costs.

The term loan portion of the bank credit facility requires us to make quarterly principal repayments in various amounts beginning on December 31, 2003 and matures on December 31, 2005. However, we may be required under certain circumstances, based on our excess cash flows as defined in the bank credit facility, to prepay all or a portion of the outstanding balance. Alternatively, we may, at our discretion and subject to some limitations, elect to prepay all or a portion of the outstanding balance without penalty. The interest rate on the term loan portion of the loan agreement varies depending upon our ability to maintain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At June 30, 2003, the interest rate on our term loan, including the lender’s margin, was 4.09%.

The bank credit facility requires us to enter into an interest rate protection arrangement for a portion of the term loan. Accordingly, in April 2003 we purchased an interest rate cap from a bank. This interest rate cap limits our exposure to fluctuations in interest rates on a majority of the term loan in decreasing amounts. The purchase of the interest rate protection agreement did not have a material impact on our results of operation, financial position or cash flows for the nine month period ended June 30, 2003. Furthermore, the interest rate cap is not considered material to our results of operation, financial position or cash flows for the nine months ended June 30, 2003. The interest rate cap expires on June 30, 2005.

Set forth below are the scheduled principal payments under the term loan for the indicated fiscal years ending (in thousands):

September 30, 2003	$—
September 30, 2004	5,500
September 30, 2005	7,500
September 30, 2006	2,000

We borrowed $6.7 million under the revolving credit portion of the loan agreement on February 18, 2003 to finance, along with the term loan, the Frontstep acquisition.  The revolving credit loan is subject generally to the same provisions as our term loan and subject to the overall borrowing base.Borrowings under the revolving credit portion of the bank credit facility mature on December 31, 2005. Repayment of the revolving credit loan is due in full on the maturity date. We made a $2.7 million payment against the revolving credit portion of the loan agreement in March 2003. The interest rate on the revolving credit portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At June 30, 2003, the interest rate on the revolving credit portion of the bank credit facility, including the lender’s margin, was 3.81%. As of June 30, 2003 we had available borrowings under the revolving credit loan of $11.0 million subject to the borrowing base. As of July 31, 2003, we amended the bank credit facility to decrease the amount of the revolving credit loan from $15.0 million to $12.5 million and modified certain of the financial covenants.

We have pledged substantially all of our assets in the United States as collateral for our obligations under the bank credit facility. Additionally, all of our domestic subsidiaries have guaranteed the repayment of our obligations under the loan agreement, and we have pledged the majority of the capital stock of certain of our foreign subsidiaries to the lender.

The bank credit facility, as amended, contains covenants that, among other things, require us to maintain specified financial ratios and impose limitations or prohibitions on us with respect to:

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

(13) Recently Issued or Adopted Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We applied SFAS No. 146 to activities that we incurred during the six months ended June 30, 2003. See note (8) for further details.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the Issue). The guidance in the Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We currently follow the appropriate pronouncement as discussed in note (2), and anticipate the Issue to have no significant impact on our results of operations, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This Interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees. This Interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The Interpretation’s provisions for initial recognition and measurement are required on a prospective basis with regards to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for both interim and annual periods ended after December 15, 2002. We have provided the required disclosures related to our policy on product warranties in notes (2) and (9). The inclusion of the required disclosures had no significant impact on our reported results of operations, financial position, or cash flows.

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

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement establishes accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. This statement amends SFAS No. 133 for the following: 1) implementation issues previous cleared by FASB and the Derivatives Implementation Group process, 2) clarification of the definition of a derivative and, 3) clarification of the definition of expected cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003. We do not believe the adoption of Statement 149 will have a material effect on our consolidated financial position, results of operations or cash flows.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This Statement represents a significant change in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. This Statement is effective for all financial instruments created or modified after May 31, 2003, and for other instruments as of September 1, 2003. We have had no newly created or modified financial instruments since May 31, 2003; however, we currently have outstanding preferred stock which has the characteristics of a mandatorily redeemable financial instrument. The preferred stock has a conditional obligation for its redemption, and we will reclassify this preferred stock as a liability if the event for redemption occurs or is certain to occur. We adopted SFAS No. 150 on June 1, 2003 and do not believe the adoption of this statement will have a significant impact on our reported results of operations, financial position, or cash flows.

(14) Supplemental Cash Flows

Supplemental disclosure of other cash and non-cash investing and financing activities for the nine months ended June 30, 2003 and June 30, 2002 relating to the Frontstep acquisition is presented below.

Reconciliation for Acquisition of Frontstep, Inc. (See Note 5)	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002

Fair value of assets acquired (a)	$94,642	$—
Equity value of common stock issued to acquire Frontstep, Inc.	(29,677)	—
Fair value of vested options issued	(951)	—
Fair value of warrants issued	(490)	—
Direct transaction costs	(2,282)	—

Fair value of liabilities assumed, including long-term debt	$61,242	$—

______________

(a) Represents the estimated fair value of the tangible assets acquired from Frontstep together with the appraised value of the identified intangible assets, including goodwill. See note (5) for further details

In addition, we issued shares of our common stock in the nine months ended June 30, 2003, as additional consideration for a fiscal 2000 acquisition. See note (5) for further details.

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

On February 18, 2003, we acquired Frontstep, Inc. Frontstep is a manufacturing application solution provider with world-wide operations. Pursuant to the purchase agreement, we purchased of all of Frontstep’s shares in exchange for 4.2 million shares of MAPICS common stock and we assumed $20.1 million of Frontstep’s debt as well as certain outstanding stock options and warrants. Frontstep shareholders received 0.300846 MAPICS shares for each share of Frontstep common stock held. Furthermore, we entered into a $30 million bank credit facility from which we borrowed $21.7 million on February 18, 2003, the proceeds of which we used to repay the Frontstep debt assumed in the business combination and certain related expenses.

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

As part of our acquisition of Frontstep, we incurred $5.6 million in exit costs during the nine months ended June 30, 2003 for changes to the personnel and facilities structures of the combined entity. These costs included $0.6 million recorded as a restructuring charge in the statement of operations for the nine months ended June 30, 2003 and $5.0 million recorded as additional purchase price as required by EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We expect to incur some additional costs in future periods related to continued exit activities, but do not expect these exit costs to be material to our future reported results of operations, financial position, or cash flows.

The Frontstep acquisition is more fully described in note (5) to the financial statements above. As disclosed in that note (5) and Part II, Item 6(b) below, we have been unable to file historical financial statements of Frontstep and pro forma information for the transaction as required by SEC regulations, and such delinquency may have material adverse consequences to us as more fully described in Part II, Item 6(b).

We have three operating segments for which we evaluate our business and for which we have discrete financial information available. These operating segments include “Software” which includes license revenue, “Support” which includes revenue for maintenance services provided to customers that purchase our software and “Implementation and Consulting” which includes revenue for services to customers that purchase our software.

Results of Operations

Three and Nine Months Ended June 30, 2003 Compared to Three and Nine Months Ended June 30, 2002

Summary

        Our results of operations for the three months and nine months ended June 30, 2003 include the results of Frontstep, Inc. from February 18, 2003. Our results for periods prior to the acquisition date, including those for the three months and nine months ended June 30, 2002, do not include the results of Frontstep.

For the three months ended June 30, 2003, we reported net income of  $3.0 million, or $0.12 per share (diluted), compared to net income of $7.5 million, or $0.36 per share (diluted), for the three months ended June 30, 2002. For the three months ended June 30, 2003, total revenue increased $15.8 million or 50.6%  from the year earlier quarter. Operating expenses increased $18.4 million or 68.4% for the three months ended June 30, 2003 compared to the year earlier quarter.

We reported net income of $3.0 million, or $0.13 per share (diluted), for the nine months ended June 30, 2003 compared to net income of $9.7 million, or $0.47 per share, for the nine months ended June 30, 2002. For the nine months ended June 30, 2003, total revenue increased $18.5 million or 18.9% compared to the year earlier period. Operating expenses increased $25.2 million or 28.2% compared to the year earlier period.

Restructuring costs of $0.3 million and $0.6 million relating to the acquisition of Frontstep are included in operating expenses for the three and nine months ended June 30, 2003. Included in the operating expenses for the three and nine months ended June 30, 2002 are restructuring costs of $4.7 million related to staff reductions from a five year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities.

The following table presents our statements of operations data as a percentage of total revenue for the three and nine months ended June 30, 2003 and June 30, 2002:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Revenue:
License	28.8%	30.2%	27.8%	31.7%
Services	71.2	69.8	72.2	68.3

Total revenue	100.0	100.0	100.0	100.0

Operating expenses:
Cost of license revenue	10.6	12.0	11.4	11.4
Cost of support services revenue	18.7	16.8	18.6	16.8
Cost of implementation and consulting services revenue	13.3	8.6	11.4	8.9

Cost of services revenue	32.0	25.4	30.0	25.7
Selling and marketing	30.9	29.3	32.9	26.5
Product development	11.1	10.1	11.6	12.7
General and administrative	11.0	9.3	12.1	11.3
Restructuring charge	0.7	—	0.5	4.8
Acquisition costs	—	—	—	(1.0)

Total operating expenses	96.3	86.1	98.5	91.4

Income from operations	3.7	13.9	1.5	8.6
Interest income	0.1	0.4	0.2	0.4
Interest expense	(0.7)	(0.5)	(0.5)	(1.0)

Income before income tax benefit	3.1	13.8	1.2	8.0
Income tax benefit	(3.3)	(11.2)	(1.3)	(2.3)

Net Income before extraordinary item	6.4	25.0	2.5	10.3
Extraordinary item	—	1.0	—	0.3

Net income	6.4%	24.0%	2.5%	10.0%

Revenue

        We generate a significant portion of our total revenue from licensing software, which we do through both our direct sales force and our global network of independent affiliates. We license our software products under license agreements which the ultimate customer typically executes directly with us rather than our independent affiliates. Our license agreements are either annual renewable term license agreements or perpetual license agreements. Under our annual renewable term license agreements, the customer pays an initial license fee and an annual license fee for the right to use the software over the initial license period, typically twelve months. Our customers may renew the license for additional one-year periods upon payment of the annual license fee in subsequent years. The annual renewable term license agreements are executed in most cases with the purchase of our IBM iSeries platform products. Under our perpetual license agreements, our customer pays an initial license fee for the ongoing right to use the software.

When we first license a product, we receive both an initial license fee and an annual license fee. In accordance with TPA 5100.53, we recognize the initial license fee as time-based license revenue ratably over the initial license period, which is generally twelve months. In addition, customers must pay an annual license fee, which entitles the customer to continuing use of the software and customer support services as available. We record these annual license fees as services revenue and recognize this revenue ratably over twelve months. If a customer does not pay its annual license fee the following year, it is no longer entitled to use our software, and we may terminate the agreement. We believe this licensing arrangement provides a source of recurring revenue from our installed base of customers. Additional software products or applications are not included as part of the annual license fee and are available for an additional initial and annual license fee.

With regard to our Microsoft NT and Microsoft.NET platform products, we generally license them on a perpetual basis. Customers must pay an initial license fee and an annual support fee in the first year. We record initial license fees for perpetual licenses as license revenue and typically recognize them upon delivery of the software to the ultimate customer, provided collection is probable. The annual support fee entitles the customer to receive annual support services, as available. We record these fees as services revenue and recognize this revenue ratably over the term of the periodic agreement.

Total Revenue

The following table shows license and service revenue for the three and nine months ended June 30, 2003 and the percentage change from the three and nine months ended June 30, 2002.

	Three Months Ended			Nine Months Ended

	June 30, 2003	Change %	June 30, 2002	June 30, 2003	Change %	June 30, 2002

Software sales revenue:
Contract activity	$12,109	26.8%	$9,550	$28,349	7.5%	$26,376
Deferrals	(5,826)	(22.6)	(7,531)	(17,546)	(10.5)	(19,606)
Recognized deferred revenue	7,275	(2.0)	7,420	21,543	(11.1)	24,221

Total license revenue	13,558	43.6	9,439	32,346	4.4	30,991
Service revenue:
Support services	27,984	41.4	19,796	73,454	23.7	59,375
Implementation and consulting services	5,535	173.7	2,022	10,412	40.9	7,391

Total service revenue	$33,519	53.6	$21,818	$83,866	25.6	$66,766

Total revenue for the three and nine months ended June 30, 2003 increased as a result of the inclusion of revenue from Frontstep. Excluding Frontstep, the decrease in total revenue for the three and nine months periods, we believe is due to a decrease in both licensing and service revenues caused by the continued weakness in the enterprise software business investment and tepid global economic conditions. The manufacturing sector, our primary market, continued to contract in the first nine months of our fiscal year.

License Revenue

Software Sales Revenue: Total license revenue increased for both the three and nine months ended June 30, 2003 from the previous periods as a result of the inclusion of revenue from Frontstep. The increase was mainly comprised of revenue recognized from our perpetual contracts for the three and nine months ended June 30, 2003. For the three months ended June 30, 2003, revenue recognized from previously recorded time-based contracts was slightly lower than the revenue recognized during the year earlier quarter. For the nine months ended June 30, 2003, revenue recognized from previously recorded time-based contracts was also lower than the same period in the year earlier period. This decrease is attributable to lower licensing volume in our time-based contracts over the last four fiscal quarters.

We believe our licensing activity and license revenue for the three and nine months ended June 30, 2003 was impacted by continued global economic weakness, particularly in the manufacturing sector. We believe this continued manufacturing contraction has resulted in many of our customers and prospects delaying purchases and implementations of our products.

Services Revenue

Support Services: Our support services segment revenue consists of annual license fees and annual support fees, which are typically paid in advance. The annual fees entitle the customer to receive twelve months of support services, as available. We record these annual fees as services revenue and recognize this revenue ratably over the term of the agreement. The increase in revenue from our support services for the three and nine months ended June 30, 2003 was primarily due to the inclusion of Frontstep support revenue. Excluding Frontstep, support revenue for the three months ended June 30, 2003 was essentially unchanged from the same period in fiscal 2002, but increased for the nine months ended June 30, 2003 compared to the same period in fiscal 2002.

Implementation and Consulting Services: Our implementation and consulting services segment revenue is generated by our professional services organization, which may provide our customers with the consulting and implementation services relating to our products and the products of our solution partners. The inclusion of Frontstep revenue in the three and nine months ended June 30, 2003 also favorably impacted our implementation and consulting services revenue. Excluding Frontstep, our implementation and consulting services revenue for the three months ended June 30, 2003 increased as compared with the same period in fiscal 2002, due to increased activity and the achievement of contract milestones on two large ongoing service contracts. The decrease for the nine months ended June 30, 2003 was primarily a result of reduced activity and billings in the first six months of fiscal 2003 on the two large ongoing service contracts as compared with the nine months ended June 30, 2002.

Our implementation and consulting services revenue is generally impacted in the current period by the licensing activity in the previous quarters. We believe the operating environment for our implementation and consulting services revenue continues to be negatively impacted by the same factors affecting our licensing revenue - slow global economic activity, particularly in the manufacturing sector and its affect on our customers and prospects.

Geographic Revenue Information

Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, and (3) the Latin America and the Asia Pacific regions, or LAAP. The following table shows the percentage of license revenue, services revenue, and total revenue contributed by each of our primary geographic areas for the three months ended June 30, 2003 and 2002:

	License Revenue Three Months Ended June 30,		Services Revenue* Three Months Ended June 30,		Total Revenue Three Months Ended June 30,

	2003	2002	2003	2002	2003	2002

North America	64.2%	69.6%	74.4%	80.1%	71.5%	76.9%
EMEA	22.7%	20.1%	18.9%	14.8%	20.0%	16.4%
LAAP	13.1%	10.3%	6.7%	5.1%	8.5%	6.7%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*	Services Revenue includes both support services revenue and implementation and consulting services revenue

During the three months ended June 30, 2003, license and service revenue in North America decreased as a percentage of total license and total service revenue, compared to the three months ended June 30, 2003. We believe the decrease is due to the continued economic and manufacturing weaknesses in the region. During the three months ended June 30, 2003, EMEA service revenue increased as a percentage of total service revenue due to the inclusion of Frontstep and growth from existing operations in both support and professional services revenue compared with the three months ended June 30, 2002. Another factor that increased the EMEA contribution to total revenue is the weakening of the US dollar against the major European currencies during the quarter. During the three months ended June 30, 2003, LAAP license and service revenue increased as a percentage of total license and service revenue. The increase in the percentage of total license revenue and total service revenue from LAAP is due to the inclusion of Frontstep and growth from existing operations in Asia Pacific license revenue and growth in support revenue from existing operations in Asia Pacific. We believe the growth in the Asia Pacific region is attributable, in part, to the continuing trend of increased international manufacturing presence in the region.

The following table shows the percentage of license revenue, services revenue and total revenue contributed by each of our primary geographic areas for the nine months ended June 30, 2003 and 2002:

	License Revenue Nine Months Ended June 30,		Services Revenue* Nine Months Ended June 30,		Total Revenue Nine Months Ended June 30,

	2003	2002	2003	2002	2003	2002

North America	66.7%	66.8%	76.7%	80.0%	73.9%	75.8%
EMEA	20.7%	23.5%	17.2%	14.6%	18.2%	17.4%
LAAP	12.6%	9.7%	6.1%	5.4%	7.9%	6.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*	Services Revenue includes both support services revenue and implementation and consulting services revenue

During the nine months ended June 30, 2003, our North America license revenue remained consistent as a percentage of total revenue as compared with the same period the year earlier. Service and total revenue declined as a percentage of total revenue due to the inclusion of Frontstep and continued economic weakness in North America. EMEA license revenue declined while service revenue increased as a percentage of total revenue. The decline in license revenue is primarily due to a large license contract that was completed in the nine months ended June 30, 2002 in the EMEA region. The service revenue increase is due to the addition of Frontstep revenue, which had a more pronounced effect in EMEA. Our Asia-Pacific region showed organic growth in both license and services revenue during the nine months ended June 30, 2003 as compared to the same period last year. Coupled with the increase in license and service revenue from Frontstep, our LAAP region saw the largest percentage growth of any region during the nine months ended June 30, 2003. We believe that the growth in the Asia Pacific region is attributable to the shift in manufacturing capacity to the region.

Additional information about our operations in these geographic areas is presented in note (10) of the notes to our condensed consolidated financial statements in this report.

Operating Expenses

The following table shows cost of license revenue from software sales, cost of support service revenue and cost of implementation and consulting service revenue for the three and nine months ended June 30, 2003 as compared to three and nine months ended June 30, 2002.

	Three Months Ended			Nine Months Ended

	June 30, 2003	Change %	June 30, 2002	June 30, 2003	Change %	June 30, 2002

Cost of revenue:
Cost of license revenue from software sales	$5,016	34.0%	$3,742	$13,215	18.7%	$11,136
Cost of services revenue
Cost of support services revenue	8,815	68.5	5,232	21,641	31.5	16,455
Cost of implementation and consulting services revenue	6,242	130.9	2,703	13,231	52.7	8,665

Total cost of services revenue	$15,057	89.8	$7,935	$34,872	38.8	$25,120

Cost of License Revenue

The increase for the three months ended June 30, 2003 was due primarily to the inclusion of Frontstep cost of license revenue in the quarter. Excluding Frontstep, cost of license revenue declined for the three and nine months ended June 30, 2003, due to lower royalty expense as the result of the sale of fewer solution partner products as compared to the sale of our internally developed core products. We expect cost of license revenue to vary from period to period based on the mix of products licensed between internally developed products and royalty bearing products and the timing of computer software amortization costs.

Cost of Support Services Revenue

The increase in cost of support services revenue was due primarily to the inclusion of Frontstep cost of support services revenue in the three and nine months ended June 30, 2003. Cost of support services revenue excluding Frontstep increased as a result of slightly higher direct expenses, particularly royalties for support services revenues in the three and nine months ended June 30, 2003 as compared to the same periods in fiscal 2002.

Cost of Implementation and Consulting Services Revenue

The increase in cost of implementation and consulting services revenue was due to the inclusion of Frontstep cost of implementation and consulting services revenue in the three and nine months ended June 30, 2003. The increase in cost of implementation and consulting services revenue, excluding Frontstep, for the three and nine months ended June 30, 2003 was due to the increase in service contract activity on two large service contracts during the period as compared with the same period in fiscal 2002. The cost increase was driven primarily by higher usage of contract payroll partially offset by declining payroll and other direct expenses.

Other Operating Expenses

The following table shows operating costs for the three and nine months ended June 30, 2003 as compared with the three and nine months ended June 30, 2002.

	Three Months Ended			Nine Months Ended

Other Operating Expenses	June 30, 2003	Change %	June 30, 2002	June 30, 2003	Change %	June 30, 2002

Selling and marketing	$14,549	58.8%	$9,164	$38,237	47.9%	$25,852
Product development	5,221	64.8	3,168	13,531	8.8	12,438
General and administrative	5,158	77.3	2,910	14,035	26.7	11,076

Total other operating expenses	$24,928	63.5%	$15,242	$65,803	33.3%	$49,366

Selling and Marketing Expenses

The increases in selling and marketing expense as well as the increases as a percentage of total revenue were primarily due to two factors: (1) the inclusion of Frontstep selling and marketing expenses in the three and nine months ended June 30, 2003, and (2) the change in product mix of our license revenue recognized between time-based license revenue and perpetual license revenue. These factors were partially offset by decreases in commissions owed to affiliates because of lower license revenue. We believe that affiliate commissions will fluctuate from period to period based on our product mix and the levels of sales by our affiliates and by our direct sales organization. Additionally, expenses for marketing activities, particularly spending for marketing programs and personnel related costs, were higher during the three and nine months ended June 30, 2003 as compared with the same periods in fiscal 2002.

Product Development Expenses

The following table shows information about our product development expenses during the three and nine months ended June 30, 2003 and June 30, 2002:

	Three Months Ended June 30,			Nine Months Ended June 30,

	2003	2002	Change From Prior Year	2003	2002	Change From Prior Year

Product development spending	$6,862	$4,075	68.4%	$16,880	$14,182	19.0%
Software translation spending	444	839	(47.1)%	717	2,333	(69.3)%

Total spending on development activities	7,306	4,914	48.7%	17,597	16,515	6.6%
Less:
Capitalized product development costs	(1,814)	(1,207)	50.3%	(3,762)	(2,766)	36.0%
Capitalized software translation costs	(271)	(539)	(49.7)%	(304)	(1,311)	(76.8)%

Total capitalization	(2,085)	(1,746)	19.4%	(4,066)	(4,077)	(0.3)%

Product development expenses	$5,221	$3,168	64.8%	$13,531	$12,438	8.8%

Total spending as a percentage of total revenue	15.5%	15.7%		15.1%	16.9%
Product development expense as a percentage of total revenue	11.1%	10.1%		11.6%	12.7%

Total spending on development activities increased for product development for the three and nine months ended June 30, 2003 compared to the same periods in fiscal 2002. The increase for the three months ended June 30, 2003 was due primarily to the addition of Frontstep product development expenses. The increase was offset by a decrease in software translation spending. For the nine months ended June 30, 2003, spending on product development activities excluding Frontstep declined due to a decrease in software translation spending. Software translation spending is typically project related, and the timing of those expenditures is subject to change from period to period. Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period.

General and Administrative Expenses

The increase in general and administrative expenses is due to the inclusion of Frontstep general and administrative expenses in the three and nine months ended June 30, 2003. A large part of the increase in general and administrative expenses for the nine months ended June 30, 2003 was caused by an increase in the allowance for bad debts reserve of $1.4 million, of which $0.9 million related to acquired Frontstep accounts receivable. Excluding Frontstep, general and administrative expenses increased for the three months ended June 30, 2003 due to expenses incurred as a result of the integration of Frontstep administrative functions in our Atlanta headquarters. Excluding Frontstep for the nine months ended June 30, 2003, general and administrative expenses decreased slightly due to foreign exchange gains and cost controls.

Restructuring Charges

During the three and nine months ended June 30, 2003, we incurred exit costs of $1.8 million and $5.6 million related to the acquisition of Frontstep, of which $1.5 million and $5.0 million for the three and nine months nine months ended June 30, 2003 were included in the cost of the acquisition and recorded in the preliminary purchase price allocation. The remaining $0.3 million and $0.6 million for the three and nine months ended June 30, 2003, were included as restructuring costs in our statement of operations. The restructuring costs of $4.7 million incurred during the three months and nine months ended June 30, 2002 resulted from a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities.

The total exit cost of $5.0 million during the nine months ended June 30, 2003 that was included in the purchase price allocation included $2.1 million in abandonment of office space and $2.4 million in employee severance and related costs for approximately 85 employees from all areas of Frontstep. Additionally, exit costs included obligations remaining pursuant to a $450,000 consulting agreement that was subsequently terminated on February 21, 2003. We accounted for these costs in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs resulted from our acquisition of Frontstep for which the combined company will receive no future economic benefit.

We accounted for the remaining $0.6 million of exit costs in restructuring costs in our statement of operations under the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that were initiated after December 31, 2002. These costs included $0.9 million in employee severance and related costs for approximately 50 employees from all areas of the Company and a recovery of $0.3 million of a previous accrual as discussed below. Restructuring activities for comparative periods prior to the effective date of SFAS No. 146 have been accounted for in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

As noted above, the restructuring costs of $4.7 million incurred during the nine months ended June 30, 2002 resulted from staff and facility reductions resulting from a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% during fiscal 2002. The restructuring charge of $4.7 million during the nine months ended June 30, 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel. During the nine months ended June 30, 2003, we adjusted our previously recorded liability by $276,000 in order to reclaim office space that was previously abandoned.

The major components of the restructuring and exit costs reserve at June 30, 2003 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Other	Total

Balance at September 30, 2002	$3,573	$25	$—	$3,598
Exit costs:
Costs included in the purchase price of Frontstep	2,133	2,431	450	5,014
Costs included in restructuring costs	(276)	868	—	592

Total exit costs	1,857	3,299	450	5,606
Remaining Frontstep accrual assumed in the acquisition	33	280	90	403
Utilization	(896)	(2,499)	(150)	(3,545)

Balance at June 30, 2003	$4,566	$1,105	$390	$6,062

We expect future cash expenditures related to these restructuring activities to be approximately $6.1 million. We expect to pay approximately $4.3 million within the twelve-month period ending June 30, 2004, and we therefore have included this amount in current liabilities.

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

Acquisition Costs

We recorded no acquisition costs in our statement of operations in the three months and nine months ended June 30, 2003. Acquisition benefit for the nine months ended June 30, 2002 was $1.0 million relating to the Pivotpoint acquisition. We closed our acquisition of Pivotpoint on January 12, 2000 for $48.0 million in cash. In connection with the purchase of Pivotpoint, a portion of the cash proceeds was put into escrow to cover any breach of warranties or representations contained in the purchase agreement or any additional undisclosed post-closing liabilities. In December 2000, we presented a claim against the escrow for the release of funds to cover certain liabilities not disclosed in the closing balance sheet. During the allocation period, we did not adjust the purchase price to reflect these escrow refund claims because the ultimate recovery of any escrow funds was neither probable nor could the amount to be recovered be reasonably estimated. During the three and nine months ended June 30, 2002, we entered into a settlement agreement with the seller regarding the amount of the claim, and we received approximately $1.3 million in cash for the settlement. Pursuant to SFAS No. 141, “Business Combinations,” $1.0 million of the settlement was related to pre-acquisition contingencies other than income taxes and is included as a reduction to restructuring costs and other items in the statement of operations for the nine months ended June 30, 2002. The settlement also included a receipt of $204,000 relating to pre-acquisition tax liabilities from the former shareholders of Pivotpoint. This portion of the settlement was recorded as a reduction of outstanding tax liabilities as of June 30, 2002 from the original purchase accounting allocation. The remaining $50,000 of the settlement was recorded as a liability for expenses incurred in relation to the settlement.

Other Income and Expense

Interest Income and Interest Expense

Interest income was $0.1 million for the three months ended June 30, 2003 equal to the $0.1 million recorded in the same period in fiscal 2002. Interest income for the nine months ended June 30, 2003 was $0.2 million compared with $0.4 million for the same period last year. The decrease is primarily the result of lower interest rates during the nine months ended June 30, 2003 compared with the same period the year earlier.

For the three months and nine months ended June 30, 2003, we recorded interest expense of $0.3 million and $0.5 million compared to $0.2 million and $1.0 million in the same period in fiscal 2002. Interest expense for the three months and nine months ended June 30, 2003 principally included (1) interest on our new credit facility based on our lender’s base rate or LIBOR plus a predetermined margin, (2) commitment fees on the unused portion of our previous and new revolving credit facility, and (3) amortization of debt issuance costs. As stated earlier, we entered into a new credit facility on February 18, 2003 and as a result, we expect that interest expense will increase in future periods. Excluding the amortization of debt issue costs, the effective annual interest rate on our bank credit facility for the both the three months and nine months ended June 30, 2003 was 5.5%.

Interest expense for the three months and nine months ended June 30, 2002 principally included (1) interest on our then-existing term loan based on our lender’s base rate or LIBOR plus a predetermined margin, (2) the difference between interest paid and interest received under our then existing interest rate protection arrangement, (3) commitment fees on the unused portion of our then existing revolving credit facility, and (4) amortization of debt issuance costs. Taking into effect the interest rate protection arrangement and excluding the amortization of debt issue costs, the effective annual interest rate on our term loan for the three months and nine months ended June 30, 2002 was 5.5% and 6.3%. The term of our interest rate protection arrangement for our prior bank credit facility ended on December 31, 2001. See “Liquidity and Capital Resources – Investing and Financing Activities” for additional information regarding our prior bank credit facility.

Income Tax Benefit

The reported income tax benefit for the three and nine months ended June 30, 2003 includes a $2.0 million benefit. This tax benefit resulted from changes in income taxes payable during the period due to the resolution of federal income tax uncertainties related to tax net operating losses (NOLs) retained by MAPICS in connection with our 1997 spin off from Marcam Corporation. Accordingly, we recorded this income tax benefit and a corresponding decrease in income taxes payable. We still retain additional uncertain favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies and additional income tax benefits related to these tax attributes may be realized in future periods if and when they become certain. Excluding the $2.0 million tax benefit discussed above, the reported income tax expense for the three and nine months ended June 30, 2003 was calculated based on our projected effective tax rate of 37.0% and 36.9%. The reported income tax expense excluding the $2.0 million benefit differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense and extraordinary item principally due to the impact of state and foreign income taxes.

The reported income tax benefit for the three and nine months ended June 30, 2002 includes a $5.0 million benefit. This tax benefit resulted from changes in income taxes payable during the quarter due to the resolution of federal income tax uncertainties related to tax net operating losses (NOLs) retained by MAPICS in connection with our 1997 spin off from Marcam Corporation. Accordingly, we recorded this income tax benefit and a corresponding decrease to income taxes payable. The effective income tax rates for the three months and nine months ended June 30, 2002 excluding the $5.0 million benefit were 34.4% and 35.8%. The impact of state and foreign income taxes and the adjustment of goodwill of Pivotpoint created differences from the expected income tax expense (benefit) calculated by applying the federal statutory rate to our income before income tax expense (benefit) and extraordinary item.

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

The following tables show information about our cash flows during the nine months ended June 30, 2003 and June 30, 2002 and selected balance sheet data as of June 30, 2003 and September 30, 2002.

	Summary of Cash Flows

	Nine Months Ended June 30,

	2003	2002

	(in thousands)

Net cash provided by operating activities before changes in operating assets and liabilities	$13,248	$19,902
Changes in operating assets and liabilities	(4,215)	4,014

Net cash provided by operating activities	9,033	23,916
Net cash used for investing activities	(8,564)	(4,882)
Net cash used for financing activities	(1,528)	(14,276)

Net increase (decrease) in cash and cash equivalents	$(1,059)	$4,758

	Balance Sheet Data

	June 30, 2003	September 30, 2002

	(In thousands)

Cash and cash equivalents	$22,602	$23,661
Working deficit	(39,845)	(17,368)

Operating Activities

Cash flows from operating activities decreased $14.9 million to $9.0 million during the nine months ended June 30, 2003 from the same period last year primarily because of a $6.7 million decrease in net cash provided by operating activities before changes in operating assets and liabilities, and an $8.2 million decrease in changes of operating assets and liabilities. The $6.7 million decrease in adjustments is comprised primarily of a $3.2 increase in deferred income taxes, a $6.8 million decrease in net income, offset by a $1.5 million increase in depreciation and amortization, and a $1.0 million settlement change in the year ago period that was not present in the nine months ended June 30, 2003.

Significant changes in operating assets and liabilities during the nine months ended June 30, 2003 included (1) a decrease in accounts receivable of $4.9 million attributable to an increase in cash collections; (2) a $3.3 million decrease in accounts payable, accrued expenses and other current liabilities resulting primarily from the $2.0 million tax benefit recognized during the period and the timing of cash payments; (3) a $7.1 million decrease in deferred license and service revenue offset by a $4.2 million decrease in deferred commissions and royalties; and (4) a $3.1 million decrease in the restructuring reserve from the previous fiscal year.

Significant changes in operating assets and liabilities during the nine months ended June 30, 2002 included (1) a decrease in accounts receivable of $9.1 million attributable to an increase in cash collections and fewer license transactions and lower total revenue during the period; (2) a $4.4 million decrease in accounts payable, accrued expenses and other current liabilities resulting primarily from the $5.0 million tax benefit recognized during the period and from the timing of cash payments; (3) a $3.4 million increase in our restructuring reserve for the actions taken during the nine months ended June 30, 2002 related to vacated leased space and employee severance, and (4) a $4.8 million decrease in deferred license and service revenue offset by a decrease in deferred royalties and commissions of $0.6 million.

Investing and Financing Activities

For the nine months ended June 30, 2003 compared to the same period in the year earlier, we increased spending for property and equipment by $1.0 million, while spending for additions to computer software was unchanged. Additionally, for the nine months ended June 30, 2003, we incurred acquisition related outflows of  $2.8 million, net of cash acquired related to the acquisition of Frontstep and the additional consideration paid for the education business acquired in 2000. See note (5) to our condensed consolidated financial statements for additional details.

The significant difference in the nature and amounts of net cash flows from financing activities during the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002 relates to the addition of our bank credit facility on February 18, 2003 to finance the Frontstep acquisition. On February 18, 2003, we purchased all of the outstanding stock of Frontstep, Inc. in exchange for 4.2 million shares of MAPICS stock. We also assumed the long-term debt of Frontstep aggregating $20.1 million and acquired $0.2 million in cash. To finance this acquisition and payoff the debt assumed, we entered into a new $30.0 million bank credit facility pursuant to which we immediately borrowed $21.7 million. The borrowed amount consisted of a $6.7 million revolving credit loan and a $15.0 million term loan. We subsequently repaid $2.7 million of the borrowings in March 2003. The details of the bank credit facility are disclosed in note (12) to our condensed consolidated financial statements.

As of July 31, 2003, we amended the bank credit facility to decrease the amount of the revolving credit loan to $12.5 million and modified certain of the financial covenants.

During the nine months ended June 30, 2002, we repaid $18.7 million on our then existing term loan. We refinanced this term loan into a secured revolving credit facility during the third quarter of fiscal year 2002. We received proceeds of $8.4 million relating to the refinanced revolving credit facility and made payments of $4.4 million on the revolving credit facility during the nine months ended June 30, 2003. The remainder of the revolving credit facility was subsequently repaid in the first quarter of 2003 and terminated when we secured new financing as described in connection with the Frontstep acquisition.

At June 30, 2003, we estimate that we have federal net operating loss carryforwards of $34.6 million and research and experimentation and other credit carryforwards of $8.7 million, including Frontstep’s net operating losses of $27.8 million and research and experimentation credits of $4.3 million. We are currently evaluating the expected realizability of Frontstep’s net operating losses and tax credits. Any changes to the estimated realizability will be recorded as an adjustment to goodwill pursuant to SFAS No. 109 “Accounting for Income Taxes.”  The net operating losses and tax credits at June 30, 2003 expire between fiscal 2003 and fiscal 2020. The utilization of a significant portion of the net operating losses and tax credits is limited on an annual basis due to various changes in ownership of MAPICS, Frontstep and Pivotpoint. We do not believe that these limitations will significantly impact our ability to utilize MAPICS’, Frontstep’s and Pivotpoint’s net operating losses and MAPICS’ and Pivotpoint’s tax credits before they expire. However, we estimate that these limitations will impact our ability to utilize Frontstep’s tax credits and that a significant portion of these credits may require a valuation allowance. We believe these NOL’s and tax credits will continue to result in cash savings in future periods as we use them to offset income taxes payable. We have recorded the net deferred tax assets at the amount we believe is more likely than not to be realized, subject to any changes that may result when we have completed our evaluation of Frontstep’s tax attributes.

On July 31, 2002, we announced that our board of directors approved a plan to repurchase up to 10.0 million shares of our outstanding common stock in light of our stock price and liquidity position. Purchases are expected to be made from time to time, depending on market conditions, in private transactions as well as in the open market at prevailing market prices. During the nine months ended June 30, 2003, we repurchased 1,600 shares of stock for approximately $9,000. These shares are available for reissuance for general corporate purposes.

We do not have any current plans or commitments for any significant capital expenditures.

We believe that cash and cash equivalents on hand as of June 30, 2003, together with cash flows from operations and available borrowings under our bank credit facility will be sufficient to fund our operations for at least the next 12 months. This forward-looking statement, however, is subject to all of the risks and uncertainties detailed in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Future Performance” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. If cash generated from operations during this period is less than we expect or if we need additional financing after June 30, 2004, we may need to increase our bank credit facility or to undertake equity or debt offerings. We may be unable to obtain such financing on favorable terms, if at all.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet arrangements or financing arrangements with related parties, persons who were previously related parties, or any other parties who might be in a position to negotiate arrangements with us other than on an arms-length basis.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2003 by the periods in which the related payments by us become due.

		Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Operating leases	$13,783	$4,112	$8,787	$884	$—

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

Computer Software Costs. We charge all computer software development costs prior to establishing technological feasibility of computer software products to product development expense as they are incurred. Following the guidance of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” from the time of establishing technological feasibility through general release of the product, we capitalize computer software development and translation costs and report them on the balance sheet as computer software costs. We begin amortizing computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis. We regularly review software for technological obsolescence and determine the amortization period based on the estimated useful life. As a part of our review, we consider such factors as cash flows from existing customers, future sales of products, new product release plans and future development. As a result, future amortization periods for computer software costs could be shortened to reflect changes in the estimated useful life in the future based on the factors described above. Any resulting acceleration in amortization could have a material adverse impact on our financial condition and results of operations.

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

Recently Issued or Adopted Accounting Pronouncements

         See note (13) to our condensed consolidated financial statements for discussion regarding recently issued or adopted accounting pronouncements

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

Interest Rate Sensitivity

On February 18, 2003, we purchased the outstanding common stock of Frontstep, Inc. and assumed long-term debt of $20.1 million. To finance this acquisition and payoff the acquired debt, we entered into a bank credit facility. The bank credit facility includes a $15.0 million term loan and a $15.0 million revolving credit loan. We borrowed $21.7 million against the credit facility to repay the $20.1 million of acquired debt and $1.6 million to pay for the related transaction costs and liabilities, including $0.8 million of debt issuance costs.

The term loan portion of the bank credit facility requires us to make quarterly principal repayments in various amounts beginning on December 31, 2003 and matures on December 31, 2005. However, we may be required under certain circumstances, based on our excess cash flows as defined in the bank credit facility, to prepay all or a portion of the outstanding balance. Alternatively, we may, at our discretion and subject to some limitations, elect to prepay all or a portion of the outstanding balance without penalty. The interest rate on the term loan portion of the loan agreement varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At June 30, 2003, the interest rate on our term loan, including the lender’s margin, was 4.09%.

The bank credit facility requires us to enter into an interest rate protection arrangement for a portion of the term loan. Accordingly, in April 2003 we purchased an interest rate cap from a bank. This interest rate cap limits our exposure to fluctuations in interest rates on a majority of the term loan. The purchase of the interest rate protection agreement did not have a material impact on our results of operation, financial position or cash flows for the nine month period ended June 30, 2003. Furthermore, the interest rate cap is not considered material to our results of operation, financial position or cash flows for the nine months ended June 30, 2003. The interest rate cap expires on June 30, 2005.

We borrowed $6.7 million under the revolving credit portion of the loan agreement on February 18, 2003 to finance, along with the term loan, the Frontstep acquisition.  The revolving credit loan is subject generally to the same provisions as our term loan and subject to the overall borrowing base.Borrowings under the revolving credit portion of the bank credit facility mature on December 31, 2005. Repayment of the revolving credit loan is due in full on the maturity date. We made a $2.7 million payment against the revolving credit portion of the loan agreement in March 2003. The interest rate on the revolving credit portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At June 30, 2003, the interest rate on the revolving credit portion of the bank credit facility, including the lender’s margin, was 3.81%. As of June 30, 2003 we had available borrowings under the revolving credit loan of $11.0 million subject to the borrowing base. As of July 31, 2003, we amended the bank credit facility to decrease the amount of the revolving credit loan from $15.0 million to $12.5 million and modified some of the financial covenants.

We prepared a sensitivity analysis of our interest rate exposures from anticipated levels of financing for the nine months ended June 30, 2003 to assess the impact of hypothetical changes in interest rates. Based upon our analysis, a 10% adverse change in the LIBOR rate from June 30, 2003 rates would not have a material adverse effect on the fair value of our debt instrument and would not materially affect our results of operations, financial condition or cash flows.

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

From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We incurred net foreign currency transaction gains of $0.3 million and $0.1 million for the three months ended June 30, 2003 and June 30, 2002, respectively, mostly due to transactions within EMEA. For the nine months ended June 30, 2003, we had foreign currency gains of $0.6 million compared with a $0.3 million foreign currency loss for the nine months ended June 30, 2002. We did not have any open forward exchange contracts or options or other trading financial instruments with foreign exchange risk at June 30, 2003 or June 30, 2002. At June 30, 2003, we had the following non-trading other financial instruments denominated in currencies other than the U.S. dollar (in thousands of U.S. dollars):

Cash and cash equivalents	$2,048
Trade accounts receivable (a)	15,165
Trade accounts payable	1,972

______________

(a)	Approximately $11.8 million of this amount is denominated in euros, pounds sterling, Canadian dollars or yen.

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

ITEM 4:	Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we evaluated, under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b)	Changes in Internal Controls. Subsequent to our most recent evaluation, there have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II: OTHER INFORMATION

ITEM 5:	Other Information

Quarterly Stock Option Disclosures

At June 30, 2003, we had stock options or shares of common stock outstanding under eight stock option plans and an employee stock purchase plan, described below.

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

The 1992 Plan. The Frontstep Amended and Restated Non-Qualified Stock Option Plan for Key Employees was approved on February 18, 2003 in connection with the acquisition of Frontstep. The 1992 Plan provides that we are authorized to issue 238,974 shares of common stock to holders of options under a prior Frontstep plan. The options of the original Frontstep plan were converted based on the same conversion ratio used for the exchange of Frontstep stock into MAPICS common stock. No additional options will be granted under the 1992 Plan. Substantially all of the options under the 1992 Plan are fully vested and expire on the original scheduled expiration date or 90 days after the employee is no longer employed by us. Upon the surrender of the options, they are no longer available for reissuance.

The 1999 Plan. The Frontstep Second Amended and Restated 1999 Non-Qualified Stock Option Plan for Key Employees was approved on February 18, 2003 in connection with the acquisition of Frontstep. The 1999 Plan provides that we are authorized to issue 182,945 shares of common stock to holders of options under a prior Frontstep plan. The options of the original Frontstep plan were converted based on the same conversion ratio used for the exchange of Frontstep stock into MAPICS common stock. No additional options will be granted under the 1999 Plan. All options under the 1999 Plan are fully vested and expire on the original scheduled expiration date or 90 days after the employee is no longer employed by us. Upon the surrender of the options, they are no longer available for reissuance.

The Executive Plan. The Symix Non-Qualified Stock Options Plan for Key Executives was approved on February 18, 2003 in connection with the acquisition of Frontstep. The Executive Plan provides that we are authorized to issue 120,339 shares of common stock to holders of options under a prior Frontstep plan. The options of the original Frontstep plan were converted based on the same conversion ratio used for the exchange of Frontstep stock into MAPICS common stock. No additional options will be granted under the Executive Plan. All options under the Executive Plan are fully vested and expire on the original scheduled expiration date or 90 days after the employee is no longer employed by us. Upon the surrender of the options, they are no longer available for reissuance.

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

Option Grants As of June 30, 2003

The following table provides information regarding option grants to the named executive officers as a percentage of total options granted and total shares outstanding during fiscal 2001, fiscal 2002 and the nine months ended June 30, 2003.

	Fiscal 2001	Fiscal 2002	YTD 2003

Net grants during the period as a % of outstanding shares	4.4%	5.1%	4.2%
Grants to named executive officers (1) during the period as a % of total options granted	50.3%	23.8%	5.8%
Grants to named executive officers during the period as a % of outstanding shares	2.2%	1.2%	0.2%
Cumulative options held by named executive officers as a % of total options outstanding	22.8%	24.6%	22.7%

(1)	As defined in “Item 11. Executive Compensation” of our Form 10-K for fiscal 2002.

Summary of Option Activity
As of June 30, 2003

The following table reflects the activity and historical weighted average exercise prices of our stock options for the indicated periods from October 1, 2001 through June 30, 2003.

	Number of Shares Under Options	Weighted Average Exercise Price($)

Balance as of September 30, 2001	4,695,162	9.78
Granted	976,547	7.32
Exercised	(42,750)	4.05
Canceled/expired	(358,843)	11.46

Balance as of September 30, 2002	5,270,116	9.25
Granted (1)	1,086,001	12.09
Exercised	(22,350)	4.11
Canceled/expired	(488,493)	13.96

Balance as of June 30, 2003	5,845,274	9.40

______________

(1)	Includes 542,258 options assumed as part of the Frontstep acquisition.

In-the-Money and Out-of-the-Money Option Information

	As of June 30, 2003

	Exercisable		Unexercisable		Total

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

In-the-Money	1,294,237	$6.02	1,872,150	$6.36	3,166,387	$6.22
Out-of-the-Money(1)	2,478,753	13.01	200,134	15.55	2,678,887	13.20

Total options outstanding	3,772,990	10.61	2,072,284	7.25	5,845,274	9.42

______________

(1)	Out-of-the-Money options are those options with an exercise price equal or above the closing price of $8.20 at June 30, 2003.

Option Grants to Named Executive Officers
Year to Date, As of June 30, 2003

The following table provides information with regard to stock option grants during fiscal 2003 to the named executive officers pursuant to our 1998 LTIP during the first nine months of fiscal 2003. All options identified become exercisable at the rate of 50% per year beginning on the first anniversary of the grant date. All options expire ten years from the date of grant.

Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

					5%($)	10%($)

Richard C. Cook	15,000	1.58%	$7.15	12/08/12	$67,449	$170,929
Peter E. Reilly	15,000	1.58	7.15	12/08/12	67,449	170,929
Michael J. Casey	15,000	1.58	7.15	12/08/12	67,449	170,929
Martin D. Avallone	10,000	1.05	7.15	12/08/12	44,966	113,953

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

Aggregated Option Exercises and Remaining Option Values
Year to Date, As of June 30, 2003

The following table sets forth information regarding:

•	the number of shares of common stock received upon any exercise of options by the named executive officers during the nine months ended June 30, 2003;
•	the net value realized upon any exercise (the difference between the option exercise price and the sale price);
•	the number of unexercised options held at June 30, 2003; and
•	the aggreg`ate dollar value of unexercised options held at June 30, 2003.

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at June 30, 2003(#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at June 30, 2003($) Exercisable/Unexercisable

Richard C. Cook	—	—	460,850 / 146,250	$703,237 / $267,637
Peter E. Reilly	—	—	183,750 / 101,250	588,137 / 228,637
Michael J. Casey	—	—	62,500 / 202,500	103,000 / 324,750
Martin D. Avallone	—	—	123,950 / 43,750	112,120 / 76,370

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of June 30, 2003.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Shareholders:
MAPICS, Inc. Amended and Restated 1998 Long-Term Incentive Plan	3,873,051		$8.47	1,785,564
MAPICS, Inc. Amended and Restated 1998 Non- Employee Directors
Stock Option Plan	275,250		$9.70	184,000
MAPICS, Inc. Amended and Restated 1998 Non-Employee Directors
Stock Incentive Plan	48,354	(1)	$9.37	73,844
Marcam Corporation 1987 Stock Plan	70,369		$8.15	—
Marcam Corporation 1994 Stock Plan	1,152,485		$9.76	—
Frontstep, Inc. Non-Qualified Stock Option Plan for Key Employees (1992)	165,604		$18.91	—
Symix Systems, Inc. Non-Qualified Stock Option Plan for KeyExecutives	120,339		$12.68	—
Frontstep, Inc. 1999 Non-Qualified Stock Option Plan for KeyEmployees	126,127		$16.38	—
MAPICS, Inc. 2000 Employee Stock Purchase Plan	N/A		N/A	262,113
Equity Compensation Plans Not Approved by Shareholders	13,695		$7.88

Total	5,845,274			2,305,521

______________

(1) The amount shown includes 24,822 rights to deferred shares.

In connection with our 1992 acquisition of Bryce Business Systems, we issued options to acquire a total 24,060 shares of our common stock to the owners of Bryce. The issuance of the options and related option shares was approved by our board of directors but was not required to be submitted to our shareholders for approval. Options for 10,365 of those shares were granted on October 1, 1992 at an exercise price of $15.39 per share and expired on September 30, 2002 unexercised. Options for the remaining 13,695 shares were granted on August 29, 1995 at an exercise price of $7.88 per share. These options are fully vested, and the underlying shares remain available for issuance if the options are exercised.

ITEM 6:	Exhibits and Reports on Form 8-K
(a)	Exhibits

10.1	First Amendment to Revolving Credit and Term Loan Agreement

10.2	Second Amendment to Revolving Credit and Term Loan Agreement

31	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

______________

*	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as a part of this report

(b)	Reports on Form 8-K

On April 30, 2003, we filed a Current Report on Form 8-K reporting under Item 9 and 12 that on April 29, 2003 we issued a press release announcing preliminary financial information for the quarter ended March 31, 2003 and scheduling the release of final results for the quarter and six months ended March 31, 2003.

On May 5, 2003, we filed a Current Report on Form 8-K reporting under Item 5 that due to uncertainties related to Frontstep’s accounts receivable from periods prior to the acquisition, we were unable to file the Form 8-K/A to provide, pursuant to Item 7 of Form 8-K, historical financial statements of Frontstep, Inc. and pro forma financial information by the May 5, 2003 due date for such filing. As a result of our delinquent filing, we may be subject to a number of adverse consequences including, a) while Nasdaq has not so notified us, NASDAQ could take action to de-list our common stock for failure to meet certain NASDAQ continued listing requirements; b) we may not be eligible for a period of time to use registration statements on Form S-2 or S-3 or to incorporate information by reference into registration statements on Form S-4 in connection with future issuances of securities which could result in additional costs and delays; and c) existing registration statements on Form S-8 related to employee stock option plans and employee stock purchase plans may be suspended until the Form 8-K/A is filed. We believe that we will be able to present the necessary pro forma results for the periods required in an appropriate filing on or about September 30, 2003.

On May 12, 2003, we filed a Current Report on Form 8-K reporting under Item 9 and Item 12 that on May 12, 2003, we issued a press release announcing results of operations for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003.

MAPICS, INC.
By:	/s/ MICHAEL J. CASEY

Michael J. Casey Vice President of Finance, Chief Financial Officer, and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)