Form 10-Q/A
period 2003-03-31
MAPICS INC
filed 2003-12-12
CIK 848551

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

MAPICS, Inc. and Subsidiaries

N otes to Condensed Consolidated Financial Statements

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

Subsequent to the closing of the acquisition of Frontstep on February 18, 2003 and in connection with the preliminary purchase price allocation, MAPICS conducted a detailed review of Frontstep’s accounts receivable as of February 18, 2003 and certain adjustments to accounts receivable recognized between January 1, 2003 and February 18, 2003. Our review of the recorded accounts receivable balance included an examination of the supporting detail for accuracy, research and confirmation of amounts recorded, review of customer account histories and an assessment of the adequacy of the allowance for doubtful accounts. At the time of the original filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the final results of our detailed review of Frontstep’s accounts receivable was not known and thus we were unable to file the pro forma results pursuant to Rule 10-01(b)(4) of Regulation S-X. We have now completed our review of Frontstep’s accounts receivable and, as a result, have filed restated financial statements of Frontstep, Inc. as of June 30, 2002 and 2001 and for the years ended June 30, 2002, 2001 and 2000 and as of December 31, 2002 and for the three and six months ended December 31, 2002 and 2001, together with the pro forma financial information required by Article 11 of Regulation S-X, in our Current Report on Form 8-K/A dated December 12, 2003. The pro forma information below sets forth the information required by Rule 10-01(b)(4) of Regulation S-X and reflects the restated financial results of Frontstep included in our Form 8-K/A.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information presents our results of operations as if the acquisition of Frontstep had taken place on October 1, 2001:

	Three Months Ended March 31,		Six Months Ended March 31,
	(Unaudited)		(Unaudited)
	2002	2003	2002	2003
	(In thousands, except per share data)
Total revenue	$53,432	$43,347	$108,457	$95,464
(Loss) before extraordinary item	(1,933)	(5,322)	(2,457)	(17,452)
Net (loss)	(1,202)	(14,134)	(2,661)	(17,046)
Net (loss) per share (basic)	$(0.05)	$(0.62)	$(0.15)	$(0.88)
Net (loss) per share (diluted)	$(0.05)	$(0.62)	$(0.12)	$(0.75)
Weighted average number of common shares outstanding (basic)	22,563	22,722	22,537	22,654
Weighted average number of common shares outstanding (diluted)	22,563	22,722	22,537	22,654

These pro forma results of operations include adjustments to the historical financial statements of the combined companies and have been prepared for comparative purposes only. These pro forma results do not purport to be indicative of the results of operations which actually would have occurred had the acquisition been in effect on the date indicated or which may occur in the future.

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

Additional common stock was issued for additional consideration from a fiscal year 2000 acquisition.

ITEM 2:	M anagement’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table presents our statements of operations data as a percentage of total revenue for the three and six months ended March 31, 2003 and March 31, 2002:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenue:
License	27.1%	29.7%	27.2%	32.4%
Services	72.9	70.3	72.8	67.6

Total revenue	100.0	100.0	100.0	100.0

Operating expenses:
Cost of license revenue	12.0	10.2	11.9	11.1
Cost of support revenue	18.9	16.5	18.6	16.9
Cost of professional services revenue	11.9	9.3	10.1	9.0
Selling and marketing	34.8	25.2	34.3	25.1
Product development	12.4	13.2	12.0	13.9
General and administrative	15.1	12.3	12.8	12.3
Restructuring charge	0.7	14.1	0.3	7.1
Acquisition costs	—	(3.0)	—	(1.5)

Total operating expenses	105.8	97.9	100.0	93.8

Income (loss) from operations	(5.8)	2.1	—	6.2
Interest income	0.4	0.3	0.2	0.4
Interest expense	(0.7	(1.0)	(0.3)	(1.3)

Income (loss) before income tax expense (benefit)	(6.1)	1.4	(0.1)	5.3
Income tax expense (benefit)	(2.3)	0.4	—	2.0

Net income (loss)	(3.8)%	1.0%	(0.1)%	3.3%

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

Product Development Expenses. The following table shows information about our product development expenses during the three and six months ended March 31, 2003 and March 31, 2002:

	Three Months Ended March 31,		Change From Prior Year	Six Months Ended March 31,		Change From Prior Year
	2003	2002		2002	2003
Product development spending	$5,607	$4,981	12.6%	$9,852	$10,106	(2.5)%
Software translation spending	221	1,120	(80.3)%	356	1,494	(76.2)%
Total spending on development activities	5,828	6,101	(4.5)%	10,208	11,600	(12.0)%
Less:
Capitalized product development costs	(1,094)	(1,031)	6.1%	(1,867)	(1,559)	19.8%
Capitalized software translation costs	—	(675)	(100.0)%	(32)	(771)	(95.9)%
Total capitalization	(1,094)	(1,706)	(35.9)%	(1,899)	(2,330)	(18.5)%
Product development expenses	$4,734	$4,395	7.7%	$8,309	$9,270	(10.4)%
Total spending as a percentage of total revenue	14.7%	18.4%		14.3%	17.4%
Product development expense as a percentage of total revenue	12.4%	13.2%		12.0%	13.9%

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

	Summary of Cash Flows
	Six Months Ended March 31,
	2003	2002
	(in thousands)
Net cash provided by operating activities before changes in operating assets and liabilities	$5,509	$8,524
Changes in operating assets and liabilities	4,076	8,636

Net cash provided by operating activities	9,585	17,162
Net cash used for investing activities	(5,850	(2,969)
Net cash used for financing activities	(1,464)	(7,299)
Net increase in cash and cash equivalents	$2,271	$6,894

	Balance Sheet Data
	March 31, 2003	September 30, 2002
	(In thousands)
Cash and cash equivalents	$25,932	$23,661
Working capital (deficit)	(39,371)	(17,368)

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

	For	Withheld Authority
Terry H. Osbornee	18,651,650	983,011
H. Mitchell Watson, Jr.	18,651,650	983,011

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

	Number of Shares Under Options	Weighted Average Exercise Price ($)
Balance as of September 30, 2001	4,695,162	9.78
Granted	976,547	7.32
Exercised	(42,750	4.05
Canceled/expired	(358,843)	11.46

Balance as of September 30, 2002	5,270,116	9.25

Granted (1)	833,332	13.84
Exercised	(20,600	4.15
Canceled/expired	(200,419	12.37

Balance as of March 31, 2003	5,882,429	9.81

(1)	Includes the options assumed as part of the Frontstep acquisition.

In-the-Money and Out-of-the-Money Option Information

	As of March 31, 2003
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	525,227	$4.74	848,700	$4.97	1,373,927	$4.88
Out-of-the-Money(1)	3,098,236	12.66	1,410,266	8.41	4,508,502	11.33
Total Options Outstanding	3,623,463	11.51	2,258,966	7.12	5,882,429	9.82

(1)	Out-of-the-Money options are those options with an exercise price equal or above the closing price of $6.60 at March 31, 2003

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

Aggregated Option Exercises and Remaining Option Values

Year to Date, As of March 31, 2003

The following table sets forth information regarding:

•	the number of shares of common stock received upon any exercise of options by the named executive officers during the six months ended March 31, 2003;

•	the net value realized upon any exercise (the difference between the option exercise price and the sale price);

•	the number of unexercised options held at March 31, 2003; and,

•	the aggregate dollar value of unexercised options held at March 31, 2003.

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at March 31, 2003(#) Exercisable/Unexercisable	Value of Unexercised In- The-Money Options at March 31, 2003($) Exercisable/Unexercisable
Richard C. Cook	—	—	401,475 /205,625	$313,975 /$207,550
Peter E. Reilly	—	—	127,500 /157,500	237,881 / 231,144
Michael J. Casey	—	—	50,000 /215,000	10,000 / 30,000
Martin D. Avallone	—	—	110,825 / 56,875	46,029 / 49,961

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

40

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

ITEM 6:	Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Revolving Credit and Term Loan Agreement Dated as of February 18, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

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

On May 5, 2003, we filed a Current Report on Form 8-K reporting under Item 5 that due to uncertainties related to Frontstep’s accounts receivable from periods prior to the acquisition, we were unable to file the required Form 8-K/A to provide, pursuant to Item 7 of Form 8-K, historical financial statements of Frontstep and pro forma financial information by the May 5, 2003 due date for such filing.

On December 12, 2003, we filed a Current Report on Form 8-K/A amending our Current Report on Form 8-K dated February 19, 2003 to file under Item 7 the restated historical financial statements of Frontstep and the pro forma financial information required by Item 7 of Form 8-K. As a result of our failure to timely file the Form 8-K/A, we may be ineligible for a period of time to use registration statements on Form S-2 or S-3 or to incorporate information by reference into registration statements on S-4 in connection with future issuances of securities, which could result in costs and delays.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2003.

MAPICS, INC.

By:	/s/ MICHAEL J. CASEY

Michael J. Casey
Vice President of Finance, Chief Financial Officer, and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)