Form 10-Q/A
period 2003-06-30
MAPICS INC
filed 2003-12-12
CIK 848551

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
Quarterly Report on Form 10-Q/A
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

Subsequent to the closing of the acquisition of Frontstep on February 18, 2003 and in connection with the preliminary purchase price allocation, MAPICS conducted a detailed review of Frontstep’s accounts receivable as of February 18, 2003 and certain adjustments to accounts receivable recognized between January 1, 2003 and February 18, 2003. Our review of the recorded accounts receivable balance included an examination of the supporting detail for accuracy, research and confirmation of amounts recorded, review of customer account histories and an assessment of the adequacy of the allowance for doubtful accounts. At the time of the original filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, the final results of our detailed review of Frontstep’s accounts receivable was not known and thus we were unable to file the pro forma results pursuant to Rule 10-01(b)(4) of Regulation S-X. We have now completed our review of Frontstep’s accounts receivable and, as a result, have filed restated financial statements of Frontstep, Inc. as of June 30, 2002 and 2001 and for the years ended June 30, 2002, 2001 and 2000 and as of December 31, 2002 and for the three and six months ended December 31, 2002 and 2001, together with the pro forma financial information required by Article 11 of Regulation S-X, in our Current Report on Form 8-K/A dated December 12, 2003. The pro forma information below sets forth the information required by Rule 10-01(b)(4) of Regulation S-X and reflects the restated financial results of Frontstep included in our Form 8-K/A.

Pro Forma Information (Unaudited)

The following unaudited pro forma information presents our results of operations as if the acquisitions had taken place on October 1, 2001:

	Three Months Ended June 30, (Unaudited)		Nine Months Ended June 30, (Unaudited)
	2002	2003	2002	2003

	(In thousands, except per share data)
Total revenue	$51,373	$47,077	$159,830	$142,541
Income (loss) before extraordinary item	3,413	1,467	956	(15,985)
Net income (loss)	6,923	3,001	4,262	(14,045)
Net income (loss) per share (basic)	$0.31	$0.13	$0.19	$(0.62)
Net income (loss) per share (diluted)	$0.28	$0.12	$0.17	$(0.62)
Weighted average number of common shares outstanding (basic)	22,556	22,729	22,543	22,679
Weighted average number of common shares outstanding (diluted)	24,796	24,790	24,744	22,679

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

ITEM 6:	Exhibits and Reports on Form 8-K
(a)	Exhibits

10.1	First Amendment to Revolving Credit and Term Loan Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.2	Second Amendment to Revolving Credit and Term Loan Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(b)	Reports on Form 8-K

On April 30, 2003, we furnished a Current Report on Form 8-K reporting under Item 9 and 12 that on April 29, 2003 we issued a press release announcing preliminary financial information for the quarter ended March 31, 2003 and scheduling the release of final results for the quarter and six months ended March 31, 2003.

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

On May 12, 2003, we furnished a Current Report on Form 8-K reporting under Item 9 and Item 12 that on May 12, 2003, we issued a press release announcing our results of operations for the quarter ended March 31, 2003.

On December 12, 2003, we filed a Current Report on Form 8-K/A amending our Current Report on Form 8-K dated February 19, 2003 to file under Item 7 the restated historical financial statements of Frontstep and the pro forma financial information required by Item 7. As a result of our failure to timely file the Form 8-K/A, we may be ineligible for a period of time to use registration statements on Form S-2 or S-3 or to incorporate information by reference into registration statements on Form S-4 in connection with future issuances of securities, which could result in costs and delays.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2003

MAPICS, INC.
By:	/s/ MICHAEL J. CASEY

Michael J. Casey Vice President of Finance, Chief Financial Officer, and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)