Form 10-K
period 2003-09-30
MAPICS INC
filed 2003-12-22
CIK 848551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the filer is an accelerated filer (as defined in Exchange Act Rule  12b-2).    Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2003) was $121,522,738 based on the closing sale price of the common stock of $6.60 per share on the Nasdaq National Market on such date.

The number of shares of the registrant’s common stock outstanding at December 1, 2003 was 23,192,242.

Documents Incorporated by Reference

Specifically identified portions of the registrant’s proxy statement for the 2004 annual meeting of shareholders to be held on February 12, 2004 are incorporated by reference in Part III.

MAPICS, Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2003

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

Although we believe that the goals, plans, objectives, beliefs, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable in view of the information currently available to us, those statements are not guarantees of performance. They involve uncertainties and risks, and we cannot assure you that our goals, plans, objectives, beliefs, expectations and prospects will be achieved. Our actual results could differ materially from the results anticipated by the forward-looking statements as a result of many factors that are beyond our ability to predict or control, including, but not limited to, those contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Moreover, new factors that could cause actual results to differ materially from those anticipated by our forward-looking statements emerge from time to time, and it is not possible for us to predict all of such factors and the impact they may have on us. Any forward-looking statement speaks only as of the date it was made. We undertake no obligation to publicly update or revise any forward-looking statement that we may make in this report or elsewhere except as required by law.

PART I

Item 1.    Business.

General

We are a developer of enterprise business application software solutions designed specifically for use by manufacturers and marketed throughout the world. Our goal is to deliver application software and consulting services that create value by providing a quick return on investment and improving bottom line financial results for our customers. Our offerings bring our customers the benefit of our proven expertise, knowledge, and understanding of the business issues that are unique to manufacturers.

We target our offerings at the manufacturers who operate using either a discrete or batch-process production workflow. Generally, these companies produce finished goods by machining raw materials or assembling a set of component parts or subassemblies into finished products or use a consistent process to make a batch of product. Within this market, we serve many customers in a distinct group of industries: fabricated metal products; industrial/commercial machinery and computer equipment; electrical equipment and components; transportation equipment; and measurement, analyzing and control instruments and related products. The majority of our customers are discrete manufacturers with annual sales between $20 million and $1 billion, consisting of independent companies and divisions, sites, and subsidiaries of larger companies.

We are headquartered in Alpharetta, Georgia, USA, with offices around the globe and a worldwide sales network of direct sales representatives as well as a group of independent sales affiliates. We were originally incorporated in Massachusetts in 1980, and in 1998 we reincorporated in Georgia. Today, MAPICS® solutions are used by thousands of manufacturers in nearly 70 countries and 19 different languages.

Information about us in addition to the information included in this report is contained in various documents that we file with the Securities and Exchange Commission (SEC). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other documents that we file with or furnish to the SEC are available on our website as soon as practicable after they are filed with or furnished to the SEC. You can view and print copies of these documents, free of charge, by visiting the investor relations section of our website at www.mapics.com or the SEC’s website at www.sec.gov. You may also call the SEC’s Public Reference Room at 1-800-SEC-0330 to obtain copies of these documents.

Recent Developments

On February 18, 2003, we completed the transaction of acquiring Frontstep, Inc. (“Frontstep”). Frontstep, formerly known as Symix, was a publicly traded (NASDAQ/NM:FSTP) manufacturing enterprise resource planning application provider headquartered in Columbus, Ohio. The acquisition included our purchase of all of Frontstep’s shares in exchange for 4.2 million shares of our common stock and the assumption by us of $20.1 million of Frontstep’s debt as well as certain outstanding stock options and warrants. Frontstep shareholders received 0.300846 of our shares for each share of Frontstep common stock held.

By combining the two entities, we became the largest provider of Enterprise Resource Planning (ERP), Customer Relationship Management (CRM) and Supply-Chain Management (SCM) applications committed exclusively to solving the unique challenges of discrete and batch-process manufacturers. As a result of the transaction, both MAPICS and Frontstep customers are now served by a much larger manufacturing-focused global company able to leverage a larger combined customer base with complementary offerings and expanded sales channels. The combined company markets offerings from both companies under the MAPICS brand, while leveraging the advantages of the two most dominant platforms, Microsoft and IBM.

Industry Background

Today’s manufacturers face more challenges than ever. Economic constraints, such as labor and direct material costs, pressure from up-stream manufacturers, increased customer demands, and faster delivery requirements are ongoing problems. At the same time, manufacturers must be able to manage plant operations, standardize manufacturing processes, synchronize activities, provide cross-operation visibility, comply with customer requirements, and monitor performance—all across the organization.

Manufacturers can improve their operations and competitiveness by addressing key business drivers such as:

•	reducing the time it takes to manufacture products;

•	speeding time-to-market for new products;

•	cutting operations costs;

•	exceeding customer expectations;

•	managing multiple sites and worldwide operations;

•	streamlining outsourcing processes; and

•	improving visibility into business performance.

Successful manufacturers require an efficient supply chain, distributed manufacturing resources, and automated methods of interacting with suppliers and customers. Growth, customer satisfaction, and profitability for these manufacturers depend on an accurate and rapid flow of information within an integrated supply chain and extended enterprise systems that link suppliers, customers, and the manufacturer.

Historically, manufacturers have focused on operations within their own four walls, relying on ERP systems to streamline business processes and coordinate internal resources. These systems typically provide applications to support engineering data management, sales management, purchasing, inventory management, manufacturing control, distribution, transportation, finance, customer relationship management, and many other specialized business functions. However, in order to compete more effectively manufacturers are increasingly required to extend the automation of business processes within the enterprise to their external supply chain, linking operations with suppliers and customers. Manufacturers must be able to implement these extended enterprise systems rapidly with minimal disruption to their businesses and maintain them with limited information technology resources. The systems may need to scale to accommodate expansion of the manufacturer’s business through growth, acquisition, and organizational changes.

Today’s manufacturers seek solutions comprised of both product and services. In addition, they are focused on maximizing the effectiveness of their existing technology investments, while adding functionality that can deliver a rapid return on investment. Finally, manufacturers tend to buy from solution providers that are established, understand the problems that are unique to manufacturers, and can provide proven solutions to those problems.

The MAPICS Solution

We have been providing solutions to manufacturers’ challenges for over 20 years. Our business is focused on enterprise solutions for manufacturers, and as a result we understand how manufacturers work and operate. This focus enables us to develop solutions to meet the changing needs and requirements of our customers. In addition, our professional services organization assures world-class manufacturers meet business goals and objectives by successfully deploying business solutions using our expertise and products. The MAPICS solution provides our customers:

Comprehensive Functionality and Flexibility

Our strong manufacturing and technology expertise enables us to develop a suite of application software solutions focused specifically on meeting the needs of manufacturers. In addition to the functionality that helps manage the core needs of manufacturers (e.g., purchasing, inventory management, manufacturing control, distribution, finance, etc.), we offer strategic extension applications that allow manufacturers to extend their enterprise systems to easily connect with their suppliers and customers that comprise their external supply chain.

Because of our focus on manufacturing, we are committed to delivering software applications that provide state of the art functionality to meet the evolving needs of manufacturers. In addition, our solutions are designed to leverage our customers’ existing information technology investments, while allowing them to implement additional MAPICS’ solutions at their own pace and according to their specific business needs. As new technologies lead manufacturers to seek more open and collaborative ways to link with their value chain, we will continue to provide solutions that enable the exchange of critical business information throughout the manufacturing value chain.

Expert Sales Channel

We primarily sell and implement our solutions through a network of over 100 independent value-added remarketers (affiliates) that provide services for customers located in more than 70 countries around the world. Each affiliate markets our solutions within a specific territory. In many instances the affiliates work exclusively with us. For these reasons, our affiliates invest significant resources to continually increase their knowledge about our applications. Our affiliates have resources with manufacturing industry expertise and develop long-standing relationships with many of our customers. They provide experienced local professionals to implement and configure our solutions rapidly and in a cost-effective manner.

To augment our affiliate channel, we also have direct sales personnel with extensive expertise in manufacturing. Our representatives service a specific set of large accounts and are responsible for the selling of advanced MAPICS applications.

Quick Implementation and Rapid Return on Investment

Our solutions provide rapid ROI by enabling rapid solution implementation. Our highly flexible solutions leverage customers’ existing technology investments, minimizing the need to perform customer modificiations. In addition, our in-depth manufacturing, product and customer knowledge has enabled us to develop a consistent implementation process utilized by thousands of customers and affiliates around the world. Our solutions implementations generally take from three to twelve months, depending upon the number and type of applications purchased and the complexity of the customer’s business.

The reliability and ease of user customization of our products, combined with our quality assurance and technical support, is designed to minimize our customers’ need to maintain a large information technology staff. In addition, subsequent releases of our software products are designed to preserve our customers’ existing investments in technology with minimal disruption to their businesses. These factors enable us to provide the low total cost of ownership and high return on investment our customers demand.

With a proven network of affiliates, as well as 7 customer call centers around the world, our customers can reach us anytime to ask questions, get tips, or find solutions to problems. We additionally provide customers online access to a knowledge base of thousands of tips, common questions and answers. We use a customer management system to continually measure our performance, responsiveness, and effectiveness and drive customer satisfaction.

The MAPICS Strategy

Our primary objective is to further grow our business organically by delivering additional solutions to our installed base of customer and through new customer sales and by identifying acquisitions of companies that will expand our customer base or broaden our offerings to existing customers. This strategy will allow us to further leverage our expertise over an expanding installed base of customers to which we can market product extensions and advanced solutions offerings.

We believe our success is attributable to our strategy to focus on delivering value-based solutions exclusively to the manufacturing industry. Key elements of our strategy are:

Focus On Business Problems Experienced by Manufacturers

Our solutions are comprised of software, implementation and consulting services. To that end, we have continued to invest in functionality, technology, and the scope of consulting expertise within our solutions to improve the ability of our customers to operate on a world-class level. We define world-class manufacturers as those who score in the top 25% of their industry on critical operational and financial measurements such as lead times, operations costs, time-to-market, and customer satisfaction, among others.

Market Value-Based Solutions Comprising Software and Services

We utilize our sales channel and our professional services organization to help our customers maximize the value of their MAPICS’ solution and achieve world-class manufacturing metrics. Beginning in October 2003, we began to market ten solution packages composed of a combination of software and strategic and professional services offerings to solve the most urgent problems faced by manufacturers today.

Expand and Strengthen Our Sales Channel

Our worldwide sales channel consists of affiliate employees and our direct representatives. Their extensive knowledge of manufacturing and their local focus allow them to discuss, understand, and solve the business problems of our customers using MAPICS’ value-added solutions.

We continue to strengthen our sales channel by expanding our existing affiliate network and direct sales organization through acquisition, in order to capitalize on strategic opportunities. We are also increasing our worldwide channel capacity through alliances and other programs to enter new or under-penetrated territories. In addition, we will continue to assist our sales channel via on-line training and remote learning opportunities. These programs are intended to improve our sales channels’ ability to successfully compete for new accounts and to sell additional solutions to our customer base.

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

Leverage Our Supply Chain, Collaborative Commerce, and other Strategic Extension Solutions

Through our unique understanding of manufacturers’ needs, we have developed supply chain management solutions that provide the tools for manufacturers to achieve peak performance. In addition, our collaborative commerce applications link elements of the manufacturing infrastructure to ensure the effective flow of information from supplier to manufacturer to customer in a completely web-enabled solution.

These strategic extension solutions are available to our ERP foundation customers as well as to customers who use competitive ERP solutions. We will continue to develop these types of strategic solutions to provide added value for manufacturers and to attract new customers.

Enhance Functionality of Our Collaborative Solutions

We have continued our commitment to improving the value of our collaborative solutions. We also continue to focus on the extended enterprise business model by adding new localized features to increase the value of our solutions and allow us to more effectively target geographic markets. In addition, we continually evaluate potential acquisitions of complementary technologies and products serving our target market of mid-market manufacturers. Moreover, our sales channel continually provides focused feedback to us regarding customer requirements, industry trends, and competitive offerings. This feedback enables us to anticipate and respond to the future needs of our customers and to incorporate these needs into our solution development efforts.

Incorporate New Technologies to Expand Market Opportunity

We offer collaborative business solutions built on the IBM iSeries (using OS/400 and Linux), Microsoft Windows, and Microsoft.NET platforms. We selected IBM and Microsoft as our key technology platform partners as they represent the leading technology platforms.

Our strategy includes developing functionality enhancements to our ERP solutions and strategic extensions via a web services model. In order to do so, we may develop, acquire or resell solutions from partners. Among the many benefits of this strategy are:

•	investments in technology are leveraged via the development of solutions common to both the IBM and Microsoft platforms;

•	solutions can be more rapidly developed to respond to changing business conditions;

•	implementations can be significantly easier; and

•	customers can add MAPICS solutions to meet specific business demands as needed.

Pursue Strategic Acquisitions and Alliances

We intend to also grow through the acquisition of companies that broaden our customer base or broaden our offerings to customers. The acquisition of Frontstep accomplished both our objectives. With the acquisition, we added over 1,800 customers and acquired a number of solutions that can be used as tools to develop new customer relationships or can be used as tools to broaden sales to our installed base of customers.

In order to address the rapidly changing needs of the manufacturing industry, we often form strategic development or marketing alliances with third parties, which we refer to as solution partners. These partnerships allow us to deliver best of breed offerings that integrate with our solutions.

Our two most significant strategic relationships are with IBM and Microsoft. We will continue to expand these types of development and marketing alliances to enhance the breadth and value of our offerings and expand our market presence.

Leverage Professional Services

MAPICS Professional Services, on its own and working with the services operations of our affiliate partners, provides consulting services to manufacturers around the world. This organization helps manufacturers meet their business goals and objectives by ensuring the successful integration of software and systems as well as by providing consulting services in business process management and reengineering.

MAPICS Software Offerings

See the Revenue section of our Management Discussion and Analysis contain in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our license, support, and implementation and consulting services revenues associated with our software offerings.

ERP Solutions

MAPICS ERP for iSeries.    Our iSeries based solution offers multiple components, yet provides a simplified implementation process. Integrated applications enable single-site, multi-site and multi-national manufacturers to expand production and increase revenue. MAPICS ERP for iSeries leverages J2EE and with web-enabled functionality delivers solutions for growing manufacturing organizations and offers an architecture that gives customers the flexibility to expand as their business evolves. This solution works with the IBM eServer iSeries (formerly the AS/400) platform, a popular platform with manufacturers in our target market.

MAPICS SyteLine ERP.    Our most recent version of MAPICS Syteline ERP, SyteLine 7, is built and deployed on the Microsoft .NET technology platform, including SQL Server 2000 and Exchange Server 2000. It presents data in a Microsoft-based interface that has the data management abilities of standard Microsoft productivity applications like Microsoft Office. With SyteLine 7, users can easily add, remove, and edit fields, labels, and complete screens—without the need for technical programming. As the business changes, the system can adapt and move forward with the business. Previous versions of our MAPICS Syteline ERP are based on the Progress Software database and development environment delivering an extended ERP platform. MAPICS Syteline ERP provides the foundation to improve business efficiency, customer service, and overall manufacturing productivity. From selling and sourcing to production and fulfillment, SyteLine manages and automates the business processes manufacturers require to succeed today and prepare for future growth.

Customer Relationship Management

Manufacturers who implement CRM solutions as a part of their extended business system are much more likely to achieve their sales and market share goals, control their service costs and improve profitability. MAPICS CRM solutions serve as a single collection point for all customer information and activities and as a single access point for information for employees and business partners. These solutions provide flexible marketing, sales and customer service applications specifically designed for the manufacturing environment. MAPICS’ CRM solutions integrate with our ERP and supply chain management solutions to add value to each manufacturing business process.

Product Lifecycle Management

The need for shorter product life cycles is being driven by competitive pressures, customer demand and the need to cut operating expense. MAPICS’ Product Lifecycle Management gives manufacturers the tools to collaborate with supply chain partners for faster time-to-market, reduced manufacturing costs, higher quality products and improved customer satisfaction. Capabilities to design, make, deliver and support products are included, such as product data management, multimedia attachment capabilities, integrated workflow and inquiry tools.

Business Process Management

We provide a workflow or business process automation application to streamline and automate processes that are within and to reach beyond the four walls of manufacturing. The value of the business process management workflow application lies in the ability to manage both the simple and the complex aspects of business processes. The value to the manufacturer lies in the release of valuable human resources and intellectual capital tied up in handling paperwork instead of value-add activities and exceptions.

Business Intelligence and Corporate Performance Management

MAPICS Enterprise Business Intelligence is an interactive, graphical data access and analysis solution that complements MAPICS’ ERP solutions by providing flexible, multidimensional views of business and operations data. Specifically designed to meet the unique requirements of world-class manufacturers, MAPICS Enterprise Business Intelligence unites our software solutions with the best technologies from Cognos®.

Supply Chain Management

Many of our customers are now using a combination of workflow automation, business intelligence, advanced planning and customer relationship management to improve order fulfillment processes across the supply chain. MAPICS’ Supply Chain Management allows them to improve communications with their downstream customers, while simultaneously forming tighter relationships with their upstream vendors. In addition, our Supply Chain Management solutions provide optimal planning, scheduling and sequencing of production within the enterprise.

Field Service Management

In order to improve customer service, manufacturers recognize the need for infrastructure to manage transactions and information flow for the delivery of the after-market services. MAPICS Field Service provides manufacturers an after-market service solution to improve their post-delivery customer service business. MAPICS Field Service combines project management, variance analysis, field service, product return management, and service contract and warranty management tools into a powerful enterprise solution. MAPICS Field Service provides the needed after sales service infrastructure that allows enterprises to improve their customer service and benefit from increased customer retention and improved margins.

Maintenance and Calibration Management

Manufacturers are required to meet high standards of safety, quality and efficiency in the maintenance and calibration management of equipment. Standard procedures are requiring more frequent, regular calibrations. MAPICS Maintenance and Calibration Management provides manufacturers with the tools to properly manage the maintenance and calibration process, which helps reduce costs and improve uptime.

Product Development

Our product development efforts are focused on expanding the breadth and depth of our product functionality by incorporating new technologies while maintaining product reliability. We continue to follow a product life cycle management methodology designed to focus on meeting the needs of the customer, supporting our objectives, and measuring our progress and improvement at all times during the development process. This methodology is a critical component of our ability to continue delivering new and effective functionality and technologies to our customers.

We are focused on developing collaborative solutions that are platform independent and enable manufacturers to serve their customers better, while improving overall operational efficiency. To that end, we are a member of the Web Services Interoperability Organization (WS-I), a web standards organization, founded by our two principal platform partners, IBM and Microsoft. Our participation in defining these standards helps ensure that our solutions can operate with both IBM and Microsoft platforms. Moreover, our affiliate sales channel continually provides focused feedback regarding customer requirements, industry trends, and competitive products, enabling us to anticipate and respond to the future product needs of our customers and to incorporate these needs into our product development efforts.

Customers

We have licensed our solutions for use in thousands of manufacturing locations throughout the world. The majority of our customers are discrete manufacturing establishments with annual sales between $20 million and $1 billion, consisting of independent companies as well as divisions, sites, and subsidiaries of larger companies. We also sell additional applications and upgrades to our existing customers. It is also our strategy to leverage our installed customer base to provide positive references to secure new customers.

Our base of customers includes the following enterprises:

Anaren Microwave, Inc.	Kerry Ingredients U.K. Ltd.
AP Technoglass Company	Kyocera Corporation
Ashley Furniture Industries, Inc.	MAG Instruments, Inc.
Bally Gaming, Inc.	Medtronic Sofamar Danek
Bayer Corporation	Olson International
Bostik, Inc.	Novar Controls
Bristol-Myers Squibb Company	Pall Corporation
Carlisle-Tensolite	Peg Perego Pines USA, Inc.
Club Car	Power Systems Manufacturing, LLC
Day-Bright Capri Omega	Powerex Inc.
Dialight Corporation	Roper Industries
Dirona SP	Shiseido Cosmetics (America) Ltd.
Dukane Corporation	Sub-Zero Freezer Co., Inc.
Eaton Corporation	Sylvania Lighting International B.V.
Emerson Electric Co.	Tactical Vehicle Systems, LP
Freightliner, Inc.	Trans-matic Manufacturing, Inc.
General Electric Co., P.L.C.	Viking Yachts
Genlyte Thomas Group LLC	Volvo Corporation
Goodyear Tire & Rubber Co.	Weber Aircraft
Hartzell Propeller, Inc.	Westinghouse Electric Corporation
Herman Miller, Inc.	Xanoptics
Honda Motor Co., Ltd.	YORK International Corporation
IKO Industries	Zomax Optical Media Inc.

None of our customers accounted for more than 5% of our total revenues in the fiscal year ended September 30, 2003.

Marketing and Sales

We deliver collaborative business solutions comprising software applications, implementation and consulting services. These solutions create value by providing a quick return on investment and improving bottom line financial results for our customers. Our solutions also allow manufacturers to make the most of their existing technology investments while taking advantage of new technologies at a pace that best fits their needs. Marketing initiatives are designed to showcase how our solutions help manufacturers achieve world-class performance in operational efficiency, customer satisfaction, and market share gains.

We sell our solutions through a network of over 100 independent local affiliates who deliver our solutions in more than 70 countries throughout North America, EMEA (Europe, the Middle East and Africa), and LAAP (Latin America and Asia Pacific). The use of affiliates gives us significant market access and allows our customers to receive localized and customized sales, consulting, implementation and other services. In addition, affiliates typically have extensive knowledge of the manufacturing industries in their geographic regions and develop long-standing relationships with our customers. We continue to encourage our affiliates to grow or consolidate into larger organizations and to further develop their sales skills.

To augment our affiliate channel, our direct sales organization focuses on a specific set of large accounts and the selling of advanced MAPICS applications. We will continue to expand and strengthen our affiliate network, as well as take advantage of opportunities to capitalize on our direct sales organization. We believe that the flexibility of multiple sales channels is critical to our success as our customer base continues to grow in sophistication and demands increasing levels of service and support.

For information regarding the amount of revenue, income (loss) from operations, long-lived assets and other financial data relating to each of our geographic areas, see note (16) of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Product Licensing Agreements

We license our software products under a license agreement typically executed directly with the customer. The license agreements restrict use of the software to specified purposes.

We currently offer software products under annual renewal term licenses or under perpetual licenses depending on the type of product licensed. Under our annual renewal term license, the customer pays an initial license fee and an annual license fee for the right to use the software over the initial agreement period, which is typically twelve months. Our customers may renew the license by paying an annual license fee. Alternatively, through a perpetual license agreement, our customer pays an initial license fee for the right to use the software perpetually.

Generally, we license our MAPICS ERP for iSeries under annual renewal term licenses and our MAPICS Syteline ERP under perpetual licenses. Strategic extension applications are typically licensed pursuant to existing license agreements with our customers.

Customer Support and Implementation and Business Process Consulting Services

We believe that our worldwide, integrated customer support and professional services operation is essential to achieving rapid product implementation, which in turn is essential to long-term customer satisfaction. Accordingly, we are committed to maintaining a high-quality, knowledgeable affiliate channel that works closely with our professional service and support staff.

With a proven network of affiliates, as well as 7 customer care centers around the world, our customers can reach us anytime to ask questions, get tips, or find solutions to problems. We use a customer management system to continually measure our performance to ensure complete customer satisfaction, responsiveness and effectiveness.

Our customer support and professional services activities can be grouped into two key areas:

Customer Support

We maintain a central call management response and assistance program for customers. Our support centers use a standardized call management system to log calls, track problems or inquiries, identify qualified support personnel to assist customers, follow the inquiry through to a successful resolution and measure support performance. In some geographies outside North America, we provide similar support services to our customers in conjunction with our affiliates. We also provide tools that enable customers to directly access our knowledge database and quickly locate answers to operational issues on their own.

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

MAPICS Customer Care Centers.    We provide worldwide customer care and support services through regional customer care centers located in the USA, the Netherlands, Malaysia, China, Thailand, Japan, and Australia.

MAPICS E:Info Support Site.    We offer an electronic support website that allows customers to find information and immediate answers to their MAPICS questions 24 hours a day, seven days a week. Customers can search knowledge bases, order software updates, and download the latest fixes.

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

Implementation and Business Process Consulting Services

Our independent affiliates often provide on-site implementation and consulting services to assist customers in the installation and use of our products. These implementation services are contracted between the affiliate and the customer. Fees for these services are billed by the affiliate to the customer. Revenue for these services is recorded by the affiliate. In order to help our affiliates improve and maintain their skills, we provide certification programs, educational materials and ongoing instruction on MAPICS’ solutions. We also provide, customers with project management services to orchestrate the affiliate’s activities during multi-site and multi-territory implementation efforts and to supplement their expertise in new application areas, which is billed and recorded by MAPICS.

In addition, MAPICS Professional Services provides worldwide consulting and implementation support for larger or more complex implementations and for software sales through our direct sales force. MAPICS Professional Services assures that world-class manufacturers meet their business goals and objectives by successfully deploying business solutions using our expertise and products. Our certification program ensures the quality of the support that our customers receive is consistent, no matter where they are located.

MAPICS Professional Services can also assist manufacturers in reviewing business processes rather than department functions. Those processes are then structured around serving both internal and external customers. We also ensure that customers implement MAPICS product functionality that satisfies their individual manufacturing goals and objectives, and help customers then put these solutions to practical use.

Among the many services provided by MAPICS Professional Services are:

•	performance enhancement services to help customers with business process reengineering, cost reduction initiatives and productivity enhancements;

•	business advisory services to help customers build short- and long-term operational strategies;

•	manufacturing consulting services to help with production scheduling issues such as process flow, inventory methods, and the application of advanced planning techniques; and

•	facilitation services to provide functional use assessments and project planning as well as implementation assistance and consulting.

In delivering these services, MAPICS Professional Services may use a combination of our employees and resources of our affiliates. When projects require the use of affiliate resources, we will execute a subcontract agreement with the affiliate that outlines the scope of work required and the related costs. On all projects managed by MAPICS Professional Services, we retain (i) the primary responsibility with the customer for timely performance and delivery of agreed upon deliverables, (ii) credit risk on the collection of the billings for the services performed and (iii) any post-implementation warranties or support. As a result, we record all of the revenue for the services performed and classify it as services revenue in the statement of operations. Costs for the services provided by the affiliates are classified in cost of service.

Proprietary Rights and Technology

We currently offer manufacturing enterprise solutions based on both IBM (OS/400 and Linux) and Microsoft (Windows and .NET) platforms. We selected IBM and Microsoft as our key platform partners because of their large market share and leadership in web services technology. Our strategy comprises the development of continued functionality enhancements to our ERP solutions and strategic extensions via a web services model. In order to do so, we incorporate solutions from partners, as well as technologies that we build or acquire.

Our success and ability to compete depend heavily on our proprietary technology, including our software. Our software is protected as a copyrighted work. In addition, much of the source code for our software is protected as a trade secret. We provide our products to customers under a non-exclusive license. We also generally enter into confidentiality or license agreements with third parties and control access to and distribution of our software, documentation and other proprietary information. We presently have no patents or patent applications pending. We rely upon license or joint development agreements with solution partners to allow us to use technologies that they develop. We have trademarks that protect the marketing rights of our products. We rely on these trademarks for exclusive marketing of our products to potential or existing customers.

Competition

The market for manufacturing solutions software is highly competitive and changes rapidly. We target our solutions primarily at the market for business applications software for discrete manufacturers. We primarily compete with a large number of independent software vendors that serve these same markets, although we also compete with vendors of specialized applications. We believe that manufacturers prefer solution providers that offer “one stop shop” partnering, are focused on and have proven expertise in manufacturing, provide low total cost of ownership solutions, are financially viable, and can leverage their current information technology infrastructure to ensure rapid implementation and return on investment. We believe that our ability to meet all of these requirements differentiates us from the competition.

Employees

As of December 1, 2003, we employed 748 persons, of whom 129 were employed in product development, 194 in support, 310 in sales and marketing and 115 in management and administration. None of our employees is represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Item 2.    Properties.

Our principal administrative, marketing, product development and support facilities are located in Alpharetta, Georgia, a suburb of Atlanta, where we lease approximately 120,000 square feet under a lease that expires in 2007. Approximately 26,000 square feet of the facility in Alpharetta is currently sub-leased to a third party. We also lease approximately 66,000 square feet of office space in Columbus, Ohio as a result of our acquisition of Frontstep. This lease expires in 2004. We also lease approximately 116,000 square feet for regional sales, development, and support locations in North America, EMEA, and LAAP. Total leased space increased 154,000 square feet from fiscal 2002 to fiscal 2003 due to the acquisition of Frontstep.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during our fourth fiscal quarter ended September 30, 2003.

Item 4A.    Executive Officers of The Registrant

The following information about our executive officers is as of September 30, 2003

Richard C. Cook, age 56, has been our President and Chief Executive Officer and a member of our board since August 1997. From October 1994 to July 1997, Mr. Cook served as the Senior Vice President and General Manager of our MAPICS Business Group. Mr. Cook served as the President and Chief Executive Officer of MAPICS, Inc., a former subsidiary, from March 1993 to October 1994. Mr. Cook was employed by IBM as Director of its Atlanta Software Development Laboratory from March 1990 to February 1993 and as Director of its Corporate Computer Integrated Manufacturing Project Office from March 1988 to March 1990.

Peter E. Reilly, age 57, has been our Chief Operating Officer since January 2001. Mr. Reilly joined MAPICS in April 1999 as Vice President of International Operations. From March 1997 to April 1999, he was the Vice President of Sales and Marketing for Parlance, a speech-recognition software firm, and from 1966 to 1997 he held various sales and marketing positions at IBM.

Michael J. Casey, age 40, has been our Vice President of Finance, Chief Financial Officer, and Treasurer since September 2001. Before joining MAPICS, Mr. Casey served from July 2000 to September 2001 as the Executive Vice President and Chief Financial Officer of iXL Enterprises, Inc., a global internet consulting firm. From December 1999 to July 2000, Mr. Casey was Senior Vice President and Chief Financial Officer of RedCelsius, Inc., an early stage software company. From November 1997 to December 1999, Mr. Casey served as Senior Vice President, Chief Financial Officer and Treasurer for Manhattan Associates, Inc., a publicly traded developer of supply chain software and services. Prior to November 1997, Mr. Casey held senior financial positions with various technology companies.

Martin D. Avallone, age 42, has been our Vice President, General Counsel and Secretary since October 1998. He has also served as our Vice President of Business Development since October 2000. From July 1997 through September 1998, Mr. Avallone was our General Counsel and Secretary. From May 1986 though July 1997, Mr. Avallone held various legal positions within IBM.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

Common Stock Price

The following table shows the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for each quarter of our last two fiscal years ended September 30, 2003.

	High	Low
Fiscal 2002:
First Quarter	$6.80	$5.07
Second Quarter	7.82	5.87
Third Quarter	8.25	5.21
Fourth Quarter	6.39	4.00

Fiscal 2003:
First Quarter	$7.41	$4.90
Second Quarter	7.23	6.45
Third Quarter	8.19	6.00
Fourth Quarter	10.96	7.95

Holders

As of December 1, 2003, there were 554 holders of record of our common stock, and we estimate that there were approximately 4,500 beneficial owners of our common stock.

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

Equity Compensation Plans

The following table gives information about the common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of September 30, 2003.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:

MAPICS, Inc. Amended and Restated 1998 Long-Term Incentive Plan	3,725,726		$8.46	1,628,664

MAPICS, Inc. Amended and Restated 1998 Non-Employee Directors Stock Option Plan	275,250		$9.70	184,000

MAPICS, Inc. Amended and Restated 1998 Non-Employee Directors Stock Incentive Plan	49,791	(1)	$4.43	71,918
Marcam Corporation 1987 Stock Plan	84,947		$7.69	—
Marcam Corporation 1994 Stock Plan	1,145,029		$9.76	—

Frontstep, Inc. Non-Qualified Stock Option Plan for Key Employees (1992)	110,460		$16.84	—

Symix Systems, Inc. Non-Qualified Stock Option Plan for Key Executives	—		$—	—

Frontstep, Inc. 1999 Non-Qualified Stock Option Plan for Key Employees	72,948		$14.64	—
MAPICS, Inc. 2000 Employee Stock Purchase Plan	N/A		N/A	262,113

Equity Compensation Plans Not Approved by Shareholders	13,695		$7.88	—

Total	5,477,846			2,146,695

(1)	The amount shown includes 26,259 rights to deferred shares.

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

Item 6.    Selected Financial Data.

The table on the following page presents selected statement of operations and balance sheet data for the fiscal years ended and as of September 30, 1999, 2000, 2001, 2002 and 2003. We have derived the selected financial data for those periods and as of those dates from our audited financial statements. You should read this selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Year Ended September 30,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
License(3)	$71,195	$40,986	$47,675	$40,207	$44,461
Services	63,523	77,690	90,476	88,092	116,871

Total revenue	134,718	118,676	138,151	128,299	161,332

Operating expenses:
Cost of license revenue	13,689	12,438	16,437	14,647	17,746
Cost of services revenue	19,012	31,176	35,427	32,436	49,415
Selling and marketing	51,601	41,293	41,563	35,092	51,973
Product development	18,083	16,375	17,277	15,331	16,519
General and administrative	12,673	17,427	14,635	12,447	19,934
Amortization of goodwill	—	6,959	35,121	—	—
Acquisition costs	—	12,958	(1,981)	(1,000)	—
Restructuring costs	—	2,125	—	4,707	1,787

Total operating expenses	115,058	140,751	158,479	113,660	157,374

Income (loss) from operations	19,660	(22,075)	(20,328)	14,639	3,958
Interest income (expense), net	1,801	(1,885)	(2,099)	(600)	(576)

Income (loss) before income tax expense (benefit) and extraordinary item	21,461	(23,960)	(22,427)	14,039	3,382
Income tax expense (benefit)	8,262	(6,239)	4,533	(20)	(465)

Income (loss) before extraordinary item	13,199	(17,721)	(26,960)	14,059	3,847
Loss on early extinguishments of debt, net of income tax benefit	—	—	—	(318)	—

Net income (loss)	$13,199	$(17,721)	$(26,960)	$13,741	$3,847

Net income (loss) per common share (basic):
Income (loss) before extraordinary item	$0.70	$(0.99)	$(1.48)	$0.77	$0.18
Loss on early extinguishments of debt, net of income tax benefit	—	—	—	(0.02)	—

Net income (loss)	$0.70	$(0.99)	$(1.48)	$0.75	$0.18

Net income (loss) per common share (diluted):
Income (loss) before extraordinary item	$0.62	$(0.99)	$(1.48)	$0.69	$0.17
Loss on early extinguishments of debt, net of income tax benefit	—	—	—	(0.02)	—

Net income (loss)	$0.62	$(0.99)	$(1.48)	$0.67	$0.17

Weighted average number of common shares outstanding (basic)	18,943	17,896	18,223	18,355	21,057

Weighted average number of common shares and common share equivalents outstanding (diluted)	21,444	17,896	18,223	20,520	23,229

	As of September 30,
	1999	2000	2001	2002	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$21,351	$12,175	$18,077	$23,661	$21,360
Working capital (deficit)	6,487	(34,455)	(30,232)	(17,368)	(40,670)
Total assets(1)	95,394	156,931	115,153	108,110	192,921
Long-term liabilities	155	21,245	6,145	3,563	12,471
Shareholders’ equity(2)	38,259	26,392	243	14,960	49,650

(1)	Total assets as of September 30, 2000 increased from September 30, 1999, primarily as a result of two acquisitions. Total assets as of September 30, 2000 included $42.7 million in goodwill and intangible assets that were a result of the acquisitions. As of September 30, 2001, total assets decreased by $26.0 million relating to an impairment loss on the goodwill and intangible assets from the acquisitions in fiscal 2000. Total assets as of September 30, 2003 increased $84.8 from September 30, 2002, primarily as a result of the acquisition of Frontstep. Total assets as of September 30, 2003 included the addition of $38.3 million in goodwill that was recorded in the Frontstep acquisition.
(2)	Shareholders’ equity amounts as of September 30, 1999, 2000, 2001, 2002 and 2003 are reduced by the cost of treasury stock of $22.4 million, $17.1 million, $15.4 million, $15.2 million and $13.6 million.
(3)	Effective June 2000, we applied AICPA Technical Practice Aid (“TPA”) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.” As a result, we began deferring initial license revenue from our time-based licenses and amortizing it over the term of the agreement, which is generally a 12-month period.

Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands)
Fiscal 2001:
Total revenue	$30,931	$34,995	$37,013	$35,210	$138,151
Income (loss) before income tax expense (benefit)	(1,540)	288	2,807	(23,982)	(22,427)
Net income (loss)	$(1,360)	173	509	(26,282)	(26,960)
Net income (loss) per common share (diluted)	$(0.08)	$0.01	$0.03	$(1.44)	$(1.48)
Weighted average number of common shares and common equivalent shares outstanding (diluted)	18,132	20,270	20,249	18,291	18,223
Fiscal 2002:
Total revenue	$33,293	$33,207	$31,257	$30,542	$128,299
Income before income tax expense	3,022	484	4,321	6,212	14,039
Net income	$1,859	330	7,515	4,037	13,741
Net income per common share (diluted)	$0.09	$0.02	$0.36	$0.20	$0.67
Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,402	20,540	20,596	20,461	20,520
Fiscal 2003:
Total revenue	$31,052	$38,083	$47,077	$45,120	$161,332
Income (loss) before income tax expense (benefit)	2,248	(2,326)	1,467	1,993	3,382
Net income	$1,416	$(1,463)	$3,001	$893	$3,847
Net income per common share (diluted)	$0.07	$(0.07)	$0.12	$0.04	$0.17
Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,469	20,435	24,790	25,427	23,229

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

During the second quarter of fiscal 2002, we recorded a restructuring charge of $4.7 million. Additionally, we recorded a $1.0 million benefit related to the settlement of certain escrow claims with former shareholders of Pivotpoint. See note (4) of the notes to our consolidated financial statements contained in Item 8 “Financials Statements and Supplementary Data” for a further discussion of this benefit. As discussed in note (12) of the notes to our consolidated financial statements contained in Item 8. “Financials Statements and Supplementary Data,” we recorded a $5.0 million tax benefit in the third fiscal quarter of fiscal 2002 related to the resolution of federal income tax uncertainties. In the fourth quarter of fiscal 2002, we reduced a $2.3 million purchase commitment accrual from a technology distribution agreement which was mutually terminated. The benefit was recorded as a reduction to general and administrative expenses.

During the second quarter of fiscal 2003, we purchased Frontstep on February 18, 2003. We have included the results of operations from Frontstep as of the acquisition date. As discussed in note (4) of the notes to our consolidated financial statements contained in Item 8. “Financial Statements and Supplementary Data,” we recorded restructuring costs of $250,000, $342,000, and $1.2 million in the second, third, and fourth quarters of fiscal 2003. Additionally, in the third quarter of fiscal 2003, we recorded a $2.1 million tax benefit related to the resolution of federal income tax uncertainties.

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

The terms “fiscal 2001,” “fiscal 2002,” and “fiscal 2003” refer to our fiscal years ended September 30, 2001, 2002, and 2003. The term “fiscal 2004” refers to our fiscal year ending September 30, 2004.

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

As part of our acquisition of Frontstep, we incurred $8.0 million in exit costs during fiscal 2003 for changes to the personnel and facilities structures of the combined entity. These costs included $1.8 million recorded as a restructuring charge in the statement of operations for fiscal 2003 and $6.2 million recorded as additional purchase price as required by Emerging Issues Task Force (EITF) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We expect to incur some additional costs in future periods related to continued exit activities including but not limited to exit costs for employees notified of separation after September 30, 2003 and potential adjustments to restructuring liabilities for vacated space. We do not expect these exit costs to be material to our future reported results of operations, financial position, or cash flows. The Frontstep acquisition is more fully described in note (3) of the notes to our consolidated financial statements contained in Item 8. “Financials Statements and Supplementary Data.”

On January 15, 2002, we announced a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. We believe the relationship increases our flexibility by allowing us to staff projects with qualified resources as project needs demand, decreases the cost of meeting our development and support goals, and maintains our high standards of quality and services. The implementation of this strategy resulted in a planned reduction of our worldwide workforce of approximately 12%, which we completed in the third quarter of fiscal 2002. See “Results of Operations—Restructuring Costs” for a discussion of the restructuring charge related to this workforce reduction. The development partner we chose is a large, international firm with experience in working with software companies. However, managing software development projects remotely can be difficult and may result in delays or cost overruns, and we may be exposed to greater operational, international, political and economic risks under the offshore agreement.

Results of Operations

The following table presents our statements of operations data as a percentage of total revenue for the fiscal 2001, 2002, and 2003.

	Years Ended September 30,
	2001	2002	2003
Revenue:
License	34.5%	31.3%	27.6%
Services	65.5	68.7	72.4

Total revenue	100.0	100.0	100.0

Operating expenses:
Cost of license revenue	11.9	11.4	11.0
Cost of services revenue	25.6	25.3	30.6
Selling and marketing	30.1	27.4	32.2
Product development	12.5	11.9	10.2
General and administrative	10.6	9.7	12.4
Amortization of goodwill	25.4	—	—
Acquisition costs	(1.4)	(0.8)	—
Restructuring costs	—	3.7	1.1

Total operating expenses	114.7	88.6	97.5

Income (loss) from operations	(14.7)	11.4	2.5
Interest income	0.6	0.4	0.1
Interest expense	(2.1)	(0.9)	(0.5)

Income (loss) before income tax expense (benefit) and extraordinary item	(16.2)	10.9	2.1
Income tax expense (benefit)	3.3	—	(0.3)

Income (loss) before extraordinary item	(19.5)	10.9	2.4

Loss on debt extinguishments	—	(0.2)	—

Net income (loss)	(19.5)%	10.7%	2.4%

Summary

Our results of operations for fiscal 2003 include the results of Frontstep from February 18, 2003. Our results for periods prior to the acquisition date, including those for fiscal 2001 and 2002, do not include the results of Frontstep.

For fiscal 2003, we recorded net income of $3.8 million or $0.17 per common share (diluted), a decrease from net income of $13.7 million or $0.67 per common share (diluted) in fiscal 2002. Our net income in fiscal 2002 was an improvement from a net loss of $27.0 million or $1.48 per common share (diluted) in fiscal 2001. Total revenue increased $33.0 million or 25.8% from fiscal 2002 to fiscal 2003. Total revenue decreased $9.9 million or 7.1% from fiscal 2001 to fiscal 2002.

Operating expenses including acquisition costs, restructuring costs and other special items, as discussed in the table herein, increased $43.7 million or 38.5% from fiscal 2002 to fiscal 2003. Operating expenses including amortization of goodwill, acquisition costs, restructuring costs and other special items decreased $44.8 million or 28.3% from fiscal 2001 to fiscal 2002.

During the last three fiscal years, we experienced worldwide hesitancy by customers and prospects to commit to new investments, a slowdown in the growth of the market for enterprise applications and a general slowdown in the global economy, particularly in the manufacturing sector we serve. Furthermore, we experienced sales issues associated with the attacks of September 11, 2001 and the events that followed that delayed numerous transactions, some indefinitely.

The following table details the classification of restructuring costs, acquisition costs and other special items within our statement of operations for fiscal 2001, fiscal 2002, and fiscal 2003.

	Cost of License Revenue	General and Administrative Expenses	Acquisition Costs	Restructuring Costs	Total

	(in thousands)
Year Ended September 30, 2001:
Settlement of third party royalty agreement	$—	$—	$(1,981)	$—	$(1,981)
Write-off of software development costs and intangible assets	1,811	—	—	—	1,811

Total	$1,811	$—	$(1,981)	$—	$(170)

Year Ended September 30, 2002:
Reverse costs for termination of technology distribution agreements	$—	$(2,290)	$—	$—	$(2,290)
Settlement of pre-acquisition contingency	—	—	(1,000)	—	(1,000)
Severance and personnel costs	—	—	—	1,026	1,026
Costs of abandonment of excess office space	—	—	—	3,681	3,681

Total	$—	$(2,290)	$(1,000)	$4,707	$1,417

Year Ended September 30, 2003:
Severance and personnel costs	$—	$—	$—	$2,063	$2,063
Cost of abandonment of excess office space	—	—	—	(276)	(276)

Total	$—	$—	$—	$1,787	$1,787

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

When we first license an iSeries platform product, we receive both an initial license fee and an annual license fee. In accordance with TPA 5100.53, we recognize the initial license fee as time-based license revenue ratably over the initial license period, which is generally twelve months. In addition, customers must pay an annual license fee, which entitles the customer to continuing use of the software and customer support services as available. We record these annual license fees as services revenue and recognize this revenue ratably over twelve months. If a customer does not pay its annual license fee the following year, it is no longer entitled to use our software and we may terminate the agreement. We believe this licensing arrangement provides a source of recurring revenue from our installed base of customers. Additional software products or applications are not included as part of the annual license fee and are available for an additional initial and annual license fee.

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

The following table shows our software sales revenue from initial licensing and our service revenue from support services and implementation and consulting services for fiscal 2001, fiscal 2002 and fiscal 2003 and the percentage change from fiscal year to fiscal year.

	Fiscal Years Ended
	September 30, 2001	Change %	September 30, 2002	Change %	September 30, 2003
	(in thousands)
Software sales revenue:
License volume	$47,240	(21.8)	$36,932	12.0	$41,370
Deferrals	(36,315)	22.9	(27,984)	11.2	(24,850)
Recognized deferred revenue	36,750	(14.9)	31,259	(10.6)	27,941

Total license revenue	$47,675	(15.7)	$40,207	10.6	$44,461

Service revenue:
Support services	$78,594	1.0	$79,384	27.9	$101,493
Implementation and consulting services	11,882	(26.7)	8,708	76.6	15,378

Total service revenue	$90,476	(2.6)	$88,092	32.7	$116,871

Total revenue	$138,151	(7.1)	$128,299	25.7	$161,332

Total revenue for the fiscal 2003 increased as a result of the inclusion of $41.2 million in revenue from the acquired Frontstep business. Excluding Frontstep, the decrease of $8.2 million in total revenue from fiscal 2002 to fiscal 2003 is due to a decrease in both licensing and service revenues which we believe is caused by the continued weakness in the enterprise software business investment, slower growth in the eServer iSeries market and tepid global economic conditions. The manufacturing sector, our primary market, continued to contract during the majority of fiscal 2003. Additionally, as a result of the acquisition of Frontstep, we began focusing our marketing and sales efforts on the newly acquired products and as a result we experienced a decrease in our sales of our existing base products.

The decrease in revenue from fiscal 2001 to fiscal 2002 was primarily due to a decrease in license revenue recognized under our time-based licenses resulting from decreased time-based license volume from the prior year. Additionally, products licensed on a perpetual basis declined $2.0 million from the prior year. We also experienced delays in implementation services due to the global economic downturn.

Software Sales Revenue

License Revenue:  Total license revenue increased $11.5 million from fiscal 2002 to fiscal 2003 as a result of the license revenue from acquired products from Frontstep. Revenue recognized from previously recorded time-based contracts was lower than the revenue recognized during fiscal 2002. This $4.5 million decrease is attributable to lower licensing volume in our time-based contracts. Additionally, products licensed on a perpetual basis declined $2.7 million.

The decrease in license revenue from fiscal 2001 to fiscal 2002 was primarily due to a $5.5 million decrease in license revenue recognized under our time-based licenses resulting from decreased time-based license volume from the prior year. Additionally, products licensed on a perpetual basis declined $2.0 million from the prior year.

License volume for fiscal 2003 included 1,037 transactions with an average price of $40,000 compared to 518 transactions in fiscal 2002 with an average contract price of $71,000. The increase in the number of transactions is due to the inclusion of transactions from the acquired Frontstep product lines. The average contract price declined from fiscal 2002 to 2003 as a result of smaller deal sizes from the Frontstep product lines. For fiscal 2001, license volume included 884 transactions with an average price of $53,000.

Services Revenue

Support Services:  Our support services revenue consists of annual license fees and annual support fees, which are typically paid in advance. The annual fees entitle the customer to receive twelve months of support services, as available. We record these annual fees as services revenue and recognize this revenue ratably over the term of the agreement. The increase in revenue from our support services from fiscal 2002 to fiscal 2003 was primarily due to the inclusion of $21.3 million in support services revenue from our acquired Frontstep products. Excluding the acquired Frontstep products, support services revenue for fiscal 2003 grew slightly from fiscal 2002. Support services revenue increased slightly from fiscal 2001 to fiscal 2002, indicative of the relative stability in this revenue stream.

Implementation and Consulting Services:  Our implementation and consulting services revenue is generated by our professional services organization, which may provide our customers with consulting and implementation services relating to our products and the products of our solution partners. The inclusion of Frontstep revenue for the fiscal year ended September 30, 2003 favorably impacted our implementation and consulting services revenue by $8.3 million. Excluding revenue from the Frontstep acquired products, our implementation and consulting services revenue decreased from fiscal 2002 to fiscal 2003 by $1.7 million due to the continued negative impact of the same factors affecting our licensing revenue—slow global economic activity, particularly in the manufacturing sector and its affect on our customers and prospects. The $3.2 million decrease in implementation and consulting services revenue from fiscal 2001 to fiscal 2002 was primarily due to lower consulting services revenue as a result of the continued weakness in demand for these services resulting from lower license volume as compared to fiscal 2001

From fiscal 2001 to fiscal 2002, we experienced a shift in our mix of revenue primarily as a result of changes in the mix of our license revenue resulting from products acquired in our acquisition of Pivotpoint in fiscal 2000, a decrease in license revenue as a percentage of total revenue, and expansion of our professional services business. The trend in revenue mix continued in fiscal 2003 after the acquisition of Frontstep. As we continue to expand our professional services business and our license revenue continues to decrease as a percentage of total revenue, we expect that services revenue will continue to be an increasing percentage of our total revenue.

Our operations are conducted principally in 1) North America, 2) EMEA, and 3) LAAP. The following table shows the percentage of license, services, and total revenue contributed by each of our primary geographic markets:

	Years Ended September 30,
	2001	2002	2003
North America
License revenue	73.8%	67.1%	67.6%
Services revenue*	79.2	79.9	76.4
Total revenue	77.4	75.9	74.0
EMEA
License revenue	17.7	22.1	20.1
Services revenue*	15.9	14.8	17.2
Total revenue	16.6	17.1	18.0
LAAP
License revenue	8.5	10.8	12.3
Services revenue*	4.9	5.3	6.4
Total revenue	6.0	7.0	8.0
MAPICS, Inc.
License revenue	100.0	100.0	100.0
Services revenue*	100.0	100.0	100.0
Total revenue	100.0%	100.0%	100.0%

*	Services revenue includes both support services revenue and implementation and consulting services revenue.

During fiscal 2003, total revenue in North America decreased as a percentage of total revenue compared to fiscal 2002. We believe the decrease is due to the continued economic and manufacturing weaknesses in the region as well as higher revenue in our international regions from the acquired Frontstep products. During fiscal 2003, EMEA service revenue increased as a percentage of total service revenue due to the inclusion of Frontstep and growth from existing operations in both support and professional services revenue compared with fiscal 2002. Another factor that increased the EMEA contribution to total revenue is the weakening of the US dollar against the major European currencies during the year. During fiscal 2003, LAAP license and service revenue increased as a percentage of total license and service revenue. The increase in the percentage of total license revenue and total service revenue from LAAP is due to the inclusion of Frontstep and growth from existing operations in Asia Pacific license revenue and growth in support revenue from existing operations in Asia Pacific. We believe the growth in the Asia Pacific region is attributable, in part, to the continuing trend of increased international manufacturing presence in the region.

During fiscal 2002, total revenue in North America decreased as a percentage of total revenue compared to fiscal 2001. The decrease was attributable mainly to an increase in license revenue in EMEA as a percentage of total license revenue. This increase was due to two large contracts in the EMEA region in fiscal 2002.

Additional information about our operations in these geographical areas is presented in note (16) of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Operating Expenses

Cost of Revenue

The following table shows cost of license revenue from software sales, cost of support services revenue and cost of implementation and consulting services revenue for fiscal 2001, fiscal 2002 and fiscal 2003.

	Fiscal Years Ended
	September 30, 2001	Change %	September 30, 2002	Change %	September 30, 2003
	(in thousands)
Software sales revenue:
Cost of license revenue from software sales	$16,437	(10.9)%	$14,647	21.1%	$17,746

Services revenue:
Cost of support services revenue	$23,891	(10.5)	$21,393	40.3	$30,005
Cost of implementation and consulting services revenue	11,536	(4.3)	11,043	75.8	19,410

Total cost of services revenue	35,427	(8.4)	32,436	52.3	49,415

Total cost of revenue	$51,864	(9.2)%	$47,083	42.6%	$67,161

Cost of License Revenue

Cost of license revenue consists primarily of royalties that we pay to solution partners for products or technology we license, amortization of computer software costs, amortization of intangibles related to acquisitions, and amortization of other intangible assets. We license from our solution partners complementary software products or technology that have been integrated into and sold with our product line. Generally, when we license a solution partner product to a customer, we pay a royalty to the solution partner and record the royalty expense in the period in which the license revenue is recognized. As a result, a significant portion of our cost of license revenue varies in direct relation to recognized license revenue based on the mix of internally developed and solution partner-developed products during a period. Through our solution partner arrangements, we have been able to enhance the functionality of our existing products and introduce new products utilizing this variable cost approach.

Amortization of computer software costs represents recognition of the costs of some of the software products we sell, including purchased software costs, technology acquired in acquisitions, capitalized internal software development costs and costs incurred to translate software into various foreign languages. We begin amortizing computer software costs upon general release of the product to customers and compute annual amortization on a product-by-product basis based on the greater of the amount determined using:

•	the ratio that current period gross revenue bears to the total of current and anticipated future gross revenue; or

•	the straight-line method over the estimated economic life of the product, which is generally five years for purchased software costs and internal software development costs and two years for software translation costs.

Cost of license revenue increased from fiscal 2002 to fiscal 2003 due primarily to the inclusion of cost of license revenue from the acquired Frontstep products of $4.7 million, which includes royalties and amortization of computer software costs. Excluding the acquired Frontstep products, cost of license revenue declined $1.6 million for fiscal 2003 as compared to fiscal 2002. The decrease is due to lower royalty expense of $1.6 million as the result of the sale of fewer solution partner products as compared to the sale of our internally developed core products. Cost of license revenue decreased from fiscal 2001 to fiscal 2002 due primarily to approximately $1.6 million in write-offs of capitalized software in fiscal 2001, as discussed below. Excluding the aforementioned write-off, cost of license revenue remained relatively flat as compared to fiscal 2001. We expect cost of license revenue to vary from period to period based on the mix of products licensed between internally developed products and royalty bearing products and the timing of computer software amortization

In fiscal 2001, cost of license revenue included a write-off of $1.6 million of capitalized software development costs related to the translation of earlier versions of our software which we discontinued to market. Additionally, included in the fiscal 2001 amortization expense is the recognition of impairment as accelerated amortization of $260,000 on identifiable intangible assets related to the Pivotpoint acquisition in fiscal 2000.

Cost of Services Revenue

Cost of services revenue includes cost associated with our support services activities and our implementation and consulting services activities. These costs consists primarily of:

•	personnel costs related to the ongoing maintenance and support of our products;

•	fees paid to affiliates outside our North American region to provide support services in those regions;

•	intangible amortization on maintenance contracts from the Frontstep acquisition;

•	fees paid to solution partners to provide similar support services with respect to their products;

•	personnel costs related to implementation, consulting, and education services we provide; and

•	costs of distributing our software products.

Immediately after the acquisition of Frontstep, we organized our company into functional operations in order to benefit from the synergies of a combined organization. Discrete cost of services information is not available for the acquired products of Frontstep although the inclusion of the acquired company into our organization did attribute to the increases in cost of services from fiscal 2002 to fiscal 2003.

Cost of Support Services Revenue:    The increase in cost of support services revenue from fiscal 2002 to fiscal 2003 was due primarily to the inclusion of cost of support services revenue relating to the acquisition of Frontstep. Cost of support services revenue increased as a result of higher direct expenses, particularly an increase of $3.2 million in royalties for support services revenues. Cost of support services also increased $4.1 million due to an increase in personnel costs related to the ongoing maintenance and support of our products and a $1.5 million increase in associated direct costs, including intangible amortization from the acquired maintenance contracts from the Frontstep acquisition. The decrease in cost of support services revenue from fiscal 2001 to fiscal 2002 was primarily due to overall cost reduction efforts.

Cost of Implementation and Consulting Services Revenue:    The increase in cost of implementation and consulting services revenue from fiscal 2002 to fiscal 2003 was due to the inclusion of Frontstep cost of implementation and consulting services revenue and an increase in subcontracted services costs in connection with two large service engagements during fiscal 2003. The cost increase in fiscal 2003 was driven primarily by higher usage of $2.3 million in contract payroll, a $3.9 million increase in personnel costs related to the implementation, consulting and education services we provide and a $2.6 million increase in associated direct costs. The decrease in cost of implementation and consulting services revenue from fiscal 2001 to fiscal 2002 was due to lower implementation and consulting services revenue and cost controls. Costs decreased less than revenues in fiscal 2002 from fiscal 2001 due to the direct costs incurred on the aforementioned two large service engagements. During fiscal 2002, we incurred costs under the two large engagements but did not recognize associated revenue because we had not met the billing milestones before the end of the year.

Other Operating Expenses

The following table shows other operating expenses for fiscal 2001, fiscal 2002 and fiscal 2003.

	Fiscal Years Ended
	September 30, 2001	Change %	September 30, 2002	Change %	September 30, 2003
	(in thousands)
Other Operating Expenses
Selling and marketing	$41,563	(15.6)%	$35,092	48.1%	$51,973
Product development	17,277	(11.3)	15,331	7.7	16,519
General and administrative	14,635	(15.0)	12,447	60.2	19,934
Amortization of goodwill	35,121	(100.0)	—	0.0	—
Acquisition costs	(1,981)	(49.5)	(1,000)	(100.0)	—
Restructuring costs	—	100.0	4,707	(62.0)	1,787

Immediately after the acquisition of Frontstep, we organized our company into functional operations in order to benefit from the synergies of a combined organization. Discrete costs information for all costs included in other operating expenses is not available for the acquired products of Frontstep although the inclusion of the acquired company into our organization did attribute to the increases in these costs from fiscal 2002 to fiscal 2003.

Selling and Marketing Expenses

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

The increases in selling and marketing expense as well as the increases as a percentage of total revenue from fiscal 2002 to fiscal 2003 were primarily due to two factors: (1) the inclusion of selling and marketing expenses in fiscal 2003 relating to the acquired products of Frontstep, and (2) the change in product mix of our license revenue recognized between time-based license revenue and perpetual license revenue. Included in the overall increase is an increase of $1.8 million in affiliate fee commissions and $12.5 million increase in direct sales and marketing personnel and other related costs. We believe that affiliate commissions will fluctuate from period to period based on our product mix and the levels of sales by our affiliates and by our direct sales organization. The decrease in selling and marketing expenses in fiscal 2002 from fiscal 2001 is primarily due to lower license revenue for the period, which resulted in lower sales commissions recognized for our affiliate channel partners and our direct sales organization.

Product Development Expenses.

Product development expenses consist of product development costs and software translation costs. Product development costs consist primarily of compensation for software engineering personnel and independent contractors retained to assist with our product development efforts and costs related to our offshore information technology services partnership through which we outsource a variety of our on-going development activities. We charge all costs of establishing technological feasibility of computer software products to product development expense as they are incurred. We capitalize computer software development and translation costs from the time of establishing technological feasibility through general release of the product, and we subsequently amortize them to cost of license revenue. Software translation costs consist primarily of fees paid to consultants for translating some of our software into foreign languages.

The following table shows information about our product development expenses during the last three fiscal years:

	Years Ended September 30,			Change from Prior Year
	2001	2002	2003	2002	2003
	(in thousands)
Product development costs	$21,299	$18,038	$22,619	(15.3)%	25.4%
Software translation costs	2,098	2,900	1,468	38.2%	(49.4)%

Total product development activities	23,397	20,938	24,087	(10.5)%	15.0%

Less:
Capitalized product development costs	(5,358)	(3,752)	(7,275)
Capitalized software translation costs	(762)	(1,855)	(293)

	(6,120)	(5,607)	(7,568)

Product development expenses	$17,277	$15,331	$16,519	(11.3)%	7.7%

As a percentage of total revenue	12.5%	11.9%	10.2%

Total product development expense increased slightly in fiscal 2003 as compared with fiscal 2002. The increase was due to increased product development activities offset by higher capitalization of development and translation costs. Total spending on development activities increased for product development costs in fiscal 2003 from fiscal 2002. The increase was due primarily to the addition of product development expenses from the acquired Frontstep products. The increase was offset by a decrease in software translation spending. Software translation spending is typically project related, and the timing of those expenditures is subject to change from period to period.

The increase in software capitalization is due to the inclusion of the development projects surrounding the Frontstep acquired products and the addition of several other projects for new releases. Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period.

Product development expenses decreased from fiscal 2001 to fiscal 2002 primarily as a result of cost savings from our offshore information technology services partnership, which began in 2002 and the associated restructuring of operations during fiscal 2001.

General and Administrative Expenses.

General and administrative expenses consist primarily of compensation for executive, financial, legal and administrative personnel, outside professional and service fees, facility costs, provisions for bad debts, and other items.

The increase in general and administrative expenses for fiscal 2003 is due in part to the inclusion of additional general and administrative expenses as a result of the Frontstep acquisition. A large part of the overall increase in general and administrative expenses was caused by an increase in bad debts expense of $1.4 million, of which $0.9 million related to acquired Frontstep accounts receivable for which we increased our reserve in order to conform with our methodology for determining the adequacy of our allowance for doubtful accounts. Additionally, general and administrative expenses increased from fiscal 2002 to fiscal 2003 due to the reversal of a $2.3 million accrual for termination of technology distribution agreements in fiscal 2002. The reversal in fiscal 2002 lowered total general and administrative expenses. No such reversal occurred in fiscal 2003. General and administrative expenses decreased from fiscal 2001 to fiscal 2002 primarily due to the reversal of the accrual for the termination of a technology distribution agreement discussed above.

Amortization of Goodwill.

Goodwill amortization for fiscal 2001 was $35.1 million. As discussed below, we ceased amortizing goodwill at the beginning of fiscal 2002.

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

Based on these circumstances, in the fourth quarter of fiscal 2001 we assessed the recoverability of our goodwill pursuant to Statement of Accounting Financial Standard No. 121, or SFAS, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We reviewed the identifiable undiscounted future cash flows including the estimated residual value to be generated by the assets to be held and used by the businesses acquired in fiscal 2000 at their asset grouping level. These cash flows were below the carrying value of the assets recorded. Consequently, we recognized an impairment as accelerated amortization of $25.7 million, the amount by which the carrying value of the goodwill exceeded its estimated value using the discounted cash flow method.

On October 1, 2001, we adopted SFAS No. 142, “Goodwill and other Intangible Assets,” which requires that amortization of goodwill be discontinued at the date of adoption and an annual impairment test be completed on the remaining goodwill. Accordingly, we recorded no amortization of goodwill for fiscal 2002 and 2003. We reviewed the recoverability of our goodwill pursuant to SFAS No. 144 for both fiscal 2002 and fiscal 2003 and concluded no impairment was required.

Acquisition Costs.

Acquisition costs were recoveries of $2.0 million in fiscal 2001 and $1.0 million in fiscal 2002. We recorded no acquisition costs in fiscal 2003. Costs relating to the acquisition of Frontstep in fiscal 2003 were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and are discussed in the Restructuring Costs section herein.

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

Restructuring Costs.

We recorded no restructuring costs in fiscal 2001. We recorded restructuring costs of $4.7 million in fiscal 2002 principally resulting from a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. During fiscal 2003, we recorded exit costs of $8.0 million relating to the Frontstep acquisition, of which $6.2 million were included in the cost of the acquisition and recorded in the purchase price allocation. The remaining $1.8 million in exit costs were recorded as restructuring costs in our statement of operations. The $8.0 million of exit costs included employee severance and related costs for approximately 175 employees from all areas of the combined company.

The total exit cost of $6.2 million during fiscal 2003 that was included in the purchase price allocation, included $3.3 million in abandonment of office space and related costs and $2.4 million in employee severance and related costs for approximately 85 employees from all areas of Frontstep. Additionally, exit costs included obligations remaining pursuant to a $450,000 consulting agreement that was subsequently terminated on February 21, 2003. We accounted for these costs in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs resulted from our acquisition of Frontstep for which the combined company will receive no future economic benefit.

We accounted for the remaining $1.8 million of exit costs during fiscal 2003 in restructuring costs in our statement of operations under the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that were initiated after December 31, 2002. These costs included $2.1 million in employee severance and related costs for approximately 90 employees from all areas of the company and a recovery of $0.3 million of a previous accrual as discussed above. Restructuring activities for comparative periods prior to the effective date of SFAS No. 146 have been accounted for in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

The restructuring costs of $4.7 million during fiscal 2002 resulted from staff and facility reductions as a result of a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% during fiscal 2002. The restructuring charge of $4.7 million during fiscal 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel. During fiscal 2003, we adjusted our previously recorded liability by $276,000 in order to reclaim office space that was previously abandoned.

The major components of the restructuring and exit cost reserve at September 30, 2002 and 2003 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Other	Total
Fiscal 2002 Restructuring Activities
Balance at September 30, 2002	$3,573	$25	$—	$3,598
Adjustment to restructuring reserve for reclaiming office space	(276)	—	—	(276)
Less: cash payments	(508)	(25)	—	(533)

Balance at September 30, 2003—fiscal 2002 activities	$2,789	$—	—	$2,789

Fiscal 2003 Restructuring Activities
Balance at September 30, 2002	$—	$—	$—	$—
Included in purchase price of Frontstep:
Exit costs	3,341	2,431	450	6,222
Frontstep restructuring accrual prior to acquisition	100	382	90	572
Less: cash payments	(940)	(2,386)	(352)	(3,678)
Less: fixed asset writedown	(497)	—	—	(497)

Balance at September 30, 2003	2,004	427	188	2,619

Included in restructuring costs:
Exit costs	—	2,064	—	2,064
Less: cash payments	—	(1,183)	—	(1,183)

Balance at September 30, 2003	—	881	—	881

Balance at September 30, 2003—fiscal 2003 activities	$2,004	$1,308	$188	$3,500

Total restructuring reserve at September 30, 2003	$4,793	$1,308	$188	$6,289

We expect future cash expenditures related to these restructuring activities to be approximately $6.3 million. We expect to pay approximately $4.3 million during fiscal 2004, and have included this amount in current liabilities. The remaining $2.0 million is expected to be paid by fiscal 2007.

As shown in the table above, our restructuring and exit cost reserve at September 30, 2003 is principally comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges or reverse prior charges or make adjustments to our purchase price allocation in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Depending on the impact of our integration of Frontstep, market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring and exit costs reserve as appropriate.

Interest Income and Interest Expense.    Interest income was $786,000, $519,000 and $239,000 for fiscal 2001, fiscal 2002, and fiscal 2003. The decrease in interest income is related to the decrease in interest rates over the past two years. The decrease was slightly offset in fiscal 2001 and fiscal 2002 by an increase in investable cash.

For fiscal 2003, interest expense principally includes 1) interest on our new credit facility based on our lender’s base rate or LIBOR plus a predetermined margin, 2) commitment fees on the unused portion of our previous and new revolving credit facility, and 3) amortization of debt issuance costs. For fiscal 2002 and fiscal 2001, interest expense principally includes 1) interest on our then existing term loan and revolving credit loan based on our lender’s base rate or LIBOR plus a predetermined margin, 2) the difference between interest paid and interest received under our interest rate protection arrangement, 3) commitment fees on the unused portion of our bank credit facility and revolving credit facility, and 4) amortization of debt issuance costs.

Interest expense was $2.9 million, $1.1 million and $816,000 for fiscal 2001, fiscal 2002, and fiscal 2003. Interest expense decreased in fiscal 2003 from fiscal 2002 because we repaid our previous revolving credit loan during fiscal 2002 and did not incur interest expense associated with this loan in fiscal 2003. In addition, we have incurred a lower effective interest rate on our new bank credit facility as compared to the effective interest rates incurred on previous facilities in fiscal 2002 and fiscal 2001. Interest expense in fiscal 2002 decreased from 2001 due to the repayment of $18.7 million of debt throughout the year and an overall reduction in the weighted average interest rate primarily due to the expiration of the interest rate protection arrangement. The weighted average interest rate for fiscal 2001, fiscal 2002, and fiscal 2003 was 10.2%, 6.7% and 3.7%. As stated earlier, we entered into a new credit facility on February 18, 2003 and as a result, we expect that interest expense will increase in future periods. See “—Liquidity and Capital Resources.”

Income Tax Expense (Benefit).

The effective tax rates before extraordinary item for fiscal 2001, fiscal 2002, and fiscal 2003 were 20.2%, (0.1)% and (13.7)%. The effective tax rates for fiscal 2001 differs from the statutory federal rate of 35.0% principally due to the effect of amortization of goodwill and other intangible assets that are not deductible for income tax purposes. The effective tax rate for fiscal 2002 and fiscal 2003 differs from the statutory federal income tax rate of 35.0% principally due to a $5.0 million benefit and a $2.1 million benefit, respectively, that we recorded. These tax benefits resulted from changes in income taxes payable due to the resolution of federal income tax uncertainties related to tax net operating losses, or NOLs, retained by us in connection with the 1997 separation of Marcam Corporation into two companies. Accordingly, we recorded the benefit of the resolution of the uncertainties as decreases to income taxes payable. We still retain additional favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and we may realize additional income tax benefits related to these tax attributes in future periods, if and when, they become certain. Additionally, the impact of state and foreign income taxes and the adjustment of goodwill of Pivotpoint created differences from the expected income tax expense (benefit) calculated by applying the federal statutory rate to our income before income tax expense (benefit) and extraordinary item.

Extraordinary Loss on Early Extinguishment of Debt.

On April 26, 2002, we repaid the outstanding balance of $8.4 million under our original bank credit facility with the proceeds from a new revolving credit facility. The original bank credit facility was terminated upon this repayment. See note (9) of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data,” for further discussion of our debt. At the time of refinancing, the balance of the unamortized debt issuance costs relating to our original term loan was $491,000. We wrote down the remaining balance of debt issuance costs, net of income tax benefit of $173,000, and classified the write-down as an extraordinary item for fiscal 2002 in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” We have not historically required debt financing for operating purposes and do not anticipate requiring debt financing for such purposes in the foreseeable future. The write-down met the criteria for classification as extraordinary since the early termination of the bank credit facility was determined to be an event that is both infrequent and unusual.

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

The following tables show information about our cash flows during the last three fiscal years and selected balance sheet data as of September 30, 2002 and 2003. You should read these tables and the discussion that follows in conjunction with our statements of cash flows and balance sheets contained in “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Years Ended September 30,
	2001	2002	2003
	(in thousands)
Summary of Cash Flows
Net cash provided by operating activities	$23,241	$31,010	$11,756
Net cash used for investing activities	(7,536)	(7,096)	(12,530)
Net cash used for financing activities	(9,803)	(18,330)	(1,527)

Net increase (decrease) in cash and cash equivalents	$5,902	$5,584	$(2,301)

	September 30,
	2002	2003
	(in thousands)
Balance Sheet Data
Cash and cash equivalents	$23,661	$21,360
Working capital deficit	(17,368)	(40,670)

Operating Activities

In fiscal 2003, net cash provided by operating activities decreased 62.1% from fiscal 2002, primarily due to a decrease in net income and a decrease associated with changes in operating assets and liabilities. Non-cash items had a positive impact on operating cash flow. Significant non-cash items were $12.1 million in depreciation and amortization expenses, a $2.3 million addition to the bad debt allowance, primarily related to acquired Frontstep receivables and an increase in the deferred tax asset of $1.1 million. Changes in operating assets partially offset improvements to operating cash flows added by non-cash items. Significant changes in operating assets and liabilities affecting cash flows after consideration of asset and liability additions from the Frontstep acquisition included a $1.2 million increase in prepaid expense and other current assets, a $10.3 million decrease in accounts payable, accrued liabilities and other current liabilities due mainly as a result of timing of cash payments, a $2.7 million increase in the restructuring reserve relating to exit activities in fiscal 2003 as a result of the acquisition of Frontstep and a $3.5 million decrease in deferred license and service revenue offset by a $4.1 million decrease in deferred royalties and commissions.

In fiscal 2002, net cash provided by operating activities increased 33.4% from fiscal 2001. Significant changes in operating assets and liabilities affecting cash flows included a $7.9 million decrease in accounts receivable, a $3.2 million increase in restructuring reserve due to the restructuring charge of $4.7 million in the second quarter offset by a $4.1 million decrease in accounts payable, accrued expenses and other current liabilities. This decrease was primarily due to the favorable settlement of a royalty obligation in connection with a mutual termination of a technology distribution agreement.

Investing and Financing Activities

In fiscal 2001, fiscal 2002, and fiscal 2003, we used cash for investing activities related to computer software development, translation of our computer software products, purchases of property and equipment, and purchases of rights to complementary computer software to be integrated with our product offerings. In fiscal 2001, 2002, and 2003, we received proceeds from stock options exercised and employee stock purchases of $631,000, $582,000 and $295,000.

During fiscal 2001 and fiscal 2002, we made repayments of the Pivotpoint acquisition debt of $10.3 million and $18.7 million. At September 30, 2001, the interest rate on our term loan, including the lender’s margin, was and 5.5%. The then existing bank credit facility required us to enter into an interest rate protection arrangement. Accordingly, we entered into an interest rate swap with a bank, which limited our exposure to fluctuations in interest rates on a significant portion of our term loan. The swap expired on December 31, 2001. Our fiscal 2001 and fiscal 2002 weighted average interest rate, including the interest rate swap and excluding debt issue costs, was 10.2% and 6.7%.

On April 26, 2002, we entered into a secured revolving credit facility, which provided for a revolving credit line of up to $10.0 million. On that date, we borrowed $8.4 million under the new revolving credit facility to repay the remaining balance of the term loan under our previous bank credit facility and we terminated the previous bank credit facility. We repaid the entire $8.4 million on the new secured revolving credit facility during fiscal 2002.

On February 18, 2003, we purchased all of the outstanding stock of Frontstep, Inc. in exchange for 4.2 million shares of MAPICS stock. We also assumed the long-term debt of Frontstep aggregating $20.1 million. To finance this acquisition and payoff the debt assumed, we entered into a new $30.0 million bank credit facility pursuant to which we immediately borrowed $21.7 million. The borrowed amount consisted of a $6.7 million revolving credit loan and a $15.0 million term loan. We subsequently repaid $2.7 million of the borrowings in March 2003. The details of the bank credit facility are disclosed in note (9) of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.” Our previous bank credit facility was terminated in conjunction with addition of the new bank credit facility.

The term loan portion of the bank credit facility requires us to make quarterly principal repayments in various amounts beginning on December 31, 2003 and matures on December 31, 2005. However, we may be required under certain circumstances, based on our excess cash flows as defined in the bank credit facility, to prepay all or a portion of the outstanding balance. Alternatively, we may, at our discretion and subject to some limitations, elect to prepay all or a portion of the outstanding balance without penalty. The interest rate on the term loan portion of the loan agreement varies depending upon our ability to maintain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At September 30, 2003, the interest rate on our term loan, including the lender’s margin, was 3.65%.

Set forth below are the scheduled principal payments under the term loan for the indicated fiscal years ending (in thousands):

September 30, 2004	$5,500
September 30, 2005	7,500
September 30, 2006	2,000
September 30, 2007	—

We borrowed $6.7 million under the revolving credit portion of the loan agreement on February 18, 2003 to finance, along with the term loan, the Frontstep acquisition. The revolving credit loan is subject generally to the same provisions as our term loan and subject to the overall borrowing base. Borrowings under the revolving credit portion of the bank credit facility mature on December 31, 2005. Repayment of the revolving credit loan is due in full on the maturity date. We made a $2.7 million payment against the revolving credit portion of the loan agreement in March 2003. The interest rate on the revolving credit portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At September 30, 2003, the interest rate on the revolving credit portion of the bank credit facility, including the lender’s margin, was 3.62%. As of September 30, 2003 we had available borrowings under the revolving credit loan of $12.5 million, subject to the borrowing base, of which $8.5 million was unused. As of July 31, 2003, we amended the bank credit facility to decrease the amount of the revolving credit loan from $15.0 million to $12.5 million and modified certain financial covenants. As a result of this amendment, our total available borrowings under the bank credit facility is $27.5 million. In November 2003, we borrowed $1.5 million on the revolving line of credit for normal operation. As of November 2003, we had $7.0 million of unused available borrowings on the revolving line of credit.

The bank credit facility provides for variable interest rates adjusted periodically depending on our ability to maintain certain specified financial ratios. The interest rate is based on the lender’s base rate or LIBOR plus a predetermined margin. At September 30, 2003, the weighted average interest rate on the bank credit facility, excluding amortization of debt issuance cost, was 3.65%

We have pledged substantially all of our assets in the United States, including but not limited to cash, accounts receivable, capitalized software, and fixed assets, as collateral for our obligations under the bank credit facility. Additionally, all of our domestic subsidiaries have guaranteed the repayment of our obligations under the loan agreement, and we have pledged the majority of the capital stock of certain of our foreign subsidiaries to the lender.

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

Also, as part of the covenants, we must also maintain a minimum balance of $12.5 million on deposit at the lending banks through September 30, 2004 and $10.0 million thereafter through the remaining term of the bank credit facility. This $12.5 million is not legally restricted. As of September 30, 2003, we were in compliance with our debt covenants.

At September 30, 2002 and 2003, we had federal net operating loss carryforwards of $9.0 million and $42.7 million, and research and experimentation and other credit carryforwards of $4.4 million and $9.0 million. At September 30, 2003, we also have $8.8 million of foreign net operating loss carryforwards. The net operating losses and tax credits at September 30, 2003 expire between fiscal 2004 and fiscal 2022. The utilization of a significant portion of the domestic net operating losses and tax credits is limited on an annual basis due to various changes in ownership of MAPICS, Frontstep and Pivotpoint. We do not believe that these limitations will significantly impact our ability to utilize the net operating losses before they expire, however, valuation allowances have been provided for foreign NOL’s and income tax credits, based on their expected utilization.

On July 31, 2002, we announced that our board of directors approved a plan to repurchase up to $10.0 million of our outstanding common stock in light of our stock price and liquidity position. Purchases are expected to be made from time to time, depending on market conditions, in private transactions as well as in the open market at prevailing market prices. During fiscal 2002, we repurchased 8,900 shares of stock for approximately $54,000. During fiscal 2003, we repurchased 1,600 shares of stock for approximately $9,000. These shares will be available for general corporate purposes.

We do not have any current plans or commitments for any significant capital expenditures.

We believe that cash and cash equivalents on hand as of September 30, 2003, together with cash flows from operations and available borrowings under our bank credit facility will be sufficient to fund our operations for at least the next 12 months. This forward-looking statement, however, is subject to all of the risks and uncertainties detailed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Future Performance” contained in this report. Additionally, an increased portion of the combined company’s cash flow from operations will be dedicated to the payment of principal and interest on the debt and will not be available for other purposes. If cash generated from operations during this period is less than we expect or if we need additional financing after September 30, 2004, we may need to increase our bank credit facility or to undertake equity or debt offerings. We may be unable to obtain such financing on favorable terms, if at all.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet arrangements or financing arrangements with related parties, persons who were previously related parties, or any other parties who might be in a position to negotiate arrangements with us other than on an arms-length basis.

Contractual Obligations and Contingent Liabilities and Commitments

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual Obligations (in thousands)
Debt	$19,000	$5,500	$13,500	$—	$—
Operating leases	14,137	5,355	8,238	507	37
Minimum royalty payments	1,220	900	240	80	—

Total	$34,357	$11,755	$21,978	$587	$37

Debt:  The debt noted above is included in our Consolidated Balance Sheets. This debt includes $15.0 million for the term loan portion of our bank credit facility and $4.0 million for the revolving credit portion of our bank credit facility. As the revolving credit facility matures in December 2005, it is included in the 1-3 Years column as this would be the “scheduled” payment date if management decides not to repay the outstanding balance prior to the maturity date. It is recorded as a current portion of long term debt in our Consolidated Balance Sheets. See note (9) of Item 8. Financial Statements and Supplementary Data for additional information about are debt.

Leases:  We are contractually obligated to make minimum lease payments on several operating leases. We lease office space, computer and office equipment and vehicles under operating leases, some of which contain renewal options and generally requires us to pay insurance, taxes and maintenance. The lease on our headquarters building includes scheduled base rent increases over the term of the lease. We charge to expense the total amount of the base rent payments using the straight-line method over the term of the lease. In addition, we pay a monthly allocation of the building’s operating expenses. We have recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease in March 1999. Total rental expense under all operating lease agreements was $4.1 million, $3.6 million and $3.1 million in fiscal 2001, fiscal 2002, and fiscal 2003. We recorded sub-lease income receipts of $242,000, $678,000 and $409,000 in fiscal 2001, fiscal 2002 and fiscal 2003.

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

Indemnification of third party sales affiliates and end users:  We provide indemnification to our third party sales affiliates and end users against any and all claims, damages, liabilities, losses and costs (including reasonable attorney’s fees) of every nature arising in connection with any suit or proceeding brought against a sales affiliate insofar as such suit or proceeding is based upon a claim that use by the affiliate or an end user of any of the MAPICS products infringes or constitutes wrongful use of any patent, copyright or trade secret right. The duration of the indemnifications vary based upon the life of the specific individual affiliate agreements. We have not had a material indemnification claim, and we do not believe we will have a material claim in the future. As such, we have not recorded any liability for these indemnifications in our financial statements.

Change of control agreements:  We are a party to change of control employment agreements and term employment agreements with certain of our executive officers and key employees. Information regarding these agreements are contained in our proxy statement. All such information that is provided in the proxy statement is incorporated in this Item 7 by reference.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following descriptions of our critical accounting estimates in conjunction with note (2) of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance”

Revenue Recognition.    We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, “Software Revenue Recognition, with Respect to Certain Transactions,” SAB 101, “Revenue Recognition in Financial Statements,” and AICPA TPA 5100.53 “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

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

The license agreements for our software products include a limited express warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with our related documentation for period of up to 90 days from delivery in most cases. A small percentage of our contracts have limited express warranties that cover a period of up to three years. These contracts relate to the Syteline product acquired in the acquisition of Frontstep, Inc. We do not plan to provide this specific type of warranty in the future. Under this warranty if the product does not perform substantially in accordance with the documentation, we may repair or replace the product or terminate the license and refund the license fees paid for the product. All other warranties are expressly disclaimed. In addition to this warranty and in return for the payment of annual license or support fees, we provide customers with available annual maintenance services that include electronic usage support and defect repairs. To the extent that product defects arise, most are identified long after the product has been installed and used and after the warranty period has expired. In most instances, a product workaround and repair can be made and such repairs are delivered as part of maintenance services. Historically, we have not received any material warranty claims related to our products, and we have no reason to believe that we will receive any material claims in the future.

We also provide professional consulting and implementation services to our customers; however, the professional services that we provide are generally not essential to the functionality of our delivered products. If the services provided are essential to the functionality of our delivered products, then the related license revenue and services revenue will be recognized as services revenue under the guidance of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” We provide our professional services under services agreements, and the revenues from our professional consulting and implementation services are generally time and material based and are recognized as the work is performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable, and collection is probable. Delays in project implementation will result in delays in revenue recognition. On some occasions our professional consulting services involve fixed-price and/or fixed-time arrangements, and we recognize the related revenues using contract accounting, which requires the accurate estimation of cost, scope and duration of each engagement. We recognize revenue and the related costs for these projects on the percentage-of-completion method, with progress-to-completion measured by using labor costs input and with revisions to estimates reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If we do not accurately estimate the resources required or the scope of work to be performed, or if we do not manage our projects properly within the planned periods of time, then future consulting margins on our projects may be negatively affected or losses on existing contracts may need to be recognized.

Accounts Receivable and Allowance for Doubtful Accounts.    Accounts receivable comprise trade receivables that are credit based and do not require collateral. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. On an ongoing basis, we evaluate the collectibility of accounts receivable based upon historical collections and assessment of the collectibility of specific accounts. We evaluate the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition and credit scores, recent payment history, and discussions with our account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, an increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If actual results differ, this could have an impact on our financial position, results of operation and cash flows.

Deferred Income Taxes.    Deferred tax assets primarily include temporary differences related to deferred revenue and net operating loss and tax credit carryforwards. These carryforwards may be used to offset future taxable income through fiscal 2023, subject to certain limitations. Deferred tax liabilities primarily include temporary differences related to intangible assets and computer software costs. To assess the need for a deferred income tax valuation allowance, we estimate the likelihood of future taxable income from operations, the timing of the reversal of deferred tax liabilities and the timing of the scheduled expiration of NOL’s and tax credits. In the event that we believe that a valuation allowance is necessary, the corresponding reduction to the deferred tax asset would result in a charge to income in the period that the establishment of the valuation allowance is made. We evaluate the realizability of the deferred tax assets and the need for valuation allowances on a regular basis.

We also record a payable for certain federal, state, and international tax liabilities based on the likelihood of an obligation, when needed. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges, or the resolution of any income tax uncertainties, may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. In the event that actual results differ from these estimates, or if income tax uncertainties are resolved, we may need to adjust our income tax provisions, which could materially impact our financial position and results of operations.

Computer Software Costs.    We charge all computer software development costs prior to establishing technological feasibility of computer software products to product development expense as they are incurred. Following the guidance of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” from the time of establishing technological feasibility through general release of the product, we capitalize computer software development and translation costs and report them on the balance sheet as computer software costs. We begin amortizing computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis. We regularly review software for technological obsolescence and determine the amortization period based on the estimated useful life. As a part of our review, we consider such factors as cash flows from existing customers, future sales of products, new product release plans and future development. As a result, future amortization periods for computer software costs could be shortened to reflect changes in the estimated useful life in the future based on the factors described above. Any resulting acceleration in amortization could have a material adverse impact on our financial position and results of operations. For example, if we were to accelerate our amortization for a one year decrease in the estimated useful life of our capitalized software assets as of September 30, 2003, the resulting additional charge to our earnings would be $2.3 million over the next twelve months.

Goodwill and Other Intangible Assets.    On October 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon adoption, we ceased amortization of goodwill. We performed a required transitional impairment test, and based on the results of the test, we recorded no impairment to goodwill. We have continued to amortize all of our other intangible assets over the life of the asset. Our goodwill balances are subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed is impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At September 30, 2003, our goodwill balance was $42.0 million and our other intangible asset balance was $7.7 million, net of accumulated intangible amortization.

Restructuring.    Our restructuring liability is principally comprised of the estimated excess lease and related costs associated with vacated office space and severance charges. We could incur additional restructuring charges or reverse prior charges accordingly in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. For example, we revised our current estimates as of March 31, 2003 for a particular property to assume that our excess lease space will be vacant for an additional twelve months beginning in April 2003. We also revised the estimates to reoccupy a portion of the space as a result of the Frontstep acquisition. Depending on the continued impact of our acquisition of Frontstep, market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and the amount of sublease income and, as a result, incur additional charges or credits to our restructuring liability as appropriate. These charges or credits may affect either our statement of operations or our Frontstep purchase price allocation. An example that could impact our earnings is as follows: If our excess lease space, related to our fiscal 2003 accrual, were to remain vacant for an additional six months, an additional restructuring charge of approximately $214,000 could be required. If the prevailing market sublease rates were to increase by 10% over our current estimate of sublease rental rates, a recovery of previously recorded restructuring charges of approximately $193,000 could also be required. Additionally, if we were to reoccupy an additional 25% of the space as a result of the Frontstep acquisition or other future events, a recovery of previously recorded restructuring charges of approximately $662,000 could be required.

Recent Accounting Pronouncements

See note (2) of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data,” for discussion regarding recently issued or adopted accounting pronouncements.

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

As of September 30, 2003, we had $19.0 million of outstanding debt under the terms of our bank credit facility, as amended, and a total bank debt to total capital ratio of approximately 38%. The terms of the bank credit facility provide for a $15.0 million term loan and a revolving credit facility of up to $12.5 million, subject to the borrowing base. As a result, future debt levels may fluctuate. The level of the company’s debt could have several important effects on the company’s future operations, including, among others:

•	an increased portion of the combined company’s cash flow from operations will be dedicated to the payment of principal and interest on the debt and will not be available for other purposes;

•	covenants related to the debt will require the company to meet financial ratios that may affect the company’s flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;

•	the company may not be able to generate sufficient working capital to support the cash flow requirements necessary to service the debt facility and continue operations;

•	the company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;

•	the company may be at a competitive disadvantage to similar companies that have less debt; and

•	the company’s vulnerability to adverse economic and industry conditions may increase.

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

The market for business software in the mid-sized manufacturing industry is highly competitive and changes rapidly. The market activities of industry participants, such as new product introductions, frequently result in increased competition. Our competitors offer a variety of products for our target market as well as similar markets. We primarily compete with a large number of independent software vendors, including:

•	EPICOR;

•	Industrial & Financial Systems, AB;

•	Intentia AB;

•	Microsoft;

•	Oracle Corporation;

•	Peoplesoft;

•	QAD, Inc.;

•	SAP AG; and

•	SSA Global Technologies.

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

Our current revolving credit facility, which allows for borrowings of approximately $30.0 million, has a number of financial and operating performance covenants that we have had to amend in the past and that we must satisfy for the term of the bank credit facility. Our ability to satisfy the covenants and to service the debt that we incur under the applicable bank credit facility depends principally upon our ability to achieve positive operating performance and to successfully manage our working capital in order to support the cash flow requirements. If our quarterly operating performance falls substantially below expectations or if we are not able to effectively manage collection efforts or cash expenditures in a given quarter, we may not be able to fully support our cash flow requirements.

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

Our success depends in part on our continued ability to license applications from solution partners. However, solution partners may not be available to develop or support applications for us in the future. Even if available, solution partners may not complete applications for us on a timely basis and within acceptable guidelines. Moreover, solution partners may elect to terminate or not renew existing agreements. Accordingly, we may not be able to make available applications from solution partners that are acceptable in the market.

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

The market price of our common stock has fluctuated significantly in the past and will likely continue to fluctuate in the future. Various factors and events have caused this fluctuation and are likely to cause the fluctuations to continue. These factors include, among others:

•	developments related to our business combination with Frontstep;

•	quarterly variations in our actual or anticipated operating results;

•	the depth and liquidity of the trading market for our common stock;

•	the growth rate of our revenue;

•	changes by securities analysts in estimates regarding us;

•	conditions in the enterprise software industry;

•	the condition of the stock market;

•	announcements by our competitors;

•	regulatory actions affecting us; and

•	general economic conditions.

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

We continue to depend on the market for software products on the IBM eServer iSeries platform. Much of the revenue for fiscal 2003 was derived from the licensing of our software products and related services for this platform. We will continue to offer enhanced software products for this market, but there is no guarantee that our existing or prospective customers will buy or support these products. The eServer iSeries market is not expected to grow and will likely diminish in the future. Our future growth depends, in part, on our ability to gain market share. There can be no assurance that we can maintain or increase our relative share of this market.

We depend on the continued market for Microsoft technology and software products for a large portion of our revenue, and any decrease in customer demand for these products and technology would adversely affect our operating results.

We continue to depend on the market for Microsoft technology. An increasing amount of our revenue is derived from the licensing of our software products and related services that operate on these platforms. We will continue to offer enhanced software products using these platforms, but there is no guarantee that our existing or prospective customers will buy or support these products.

Any decrease in our licensing activity is likely to result in reduced services revenue in future periods.

Our service, maintenance and support revenue is derived from our installation, implementation, training, consulting, systems integration, and software product maintenance and support services. Typically a decrease in our service, maintenance and support revenue follows a decrease in our licensed software installations. Our ability to maintain or increase our service, maintenance and support revenue depends in large part on our ability to increase our software licensing activity. Additionally, as our product licensing occurs predominantly in the third month of each quarter and tends to be concentrated in the latter half of that third month, any delays in product delivery or closings of sales at the end of a quarter, could adversely affect our services revenue in future periods.

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

We have adopted measures that have anti-takeover effects and could limit the price of our stock.

Georgia law and our articles of incorporation, bylaws and shareholder rights plan contain provisions that may

•	make it more difficult for a third party to acquire us;

•	discourage acquisition bids for us;

•	discourage changes in our management; and

•	limit the price that investors are willing to pay for shares of our common stock.

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

Sales of a substantial number of shares of our common stock, or the prospect of these sales, could adversely affect the market price of our common stock. These sales or the prospect of these sales also could impair our ability to raise needed funds in the capital markets at a time and price favorable to us. As of December 1, 2003, we had a total of 23,191,242 shares of common stock outstanding, most of which are freely tradable without restriction under the Securities Act of 1933, as amended. The remaining outstanding shares will be eligible for sale in the public market at various times pursuant to Rule 144 under the Securities Act.

As of December 1, 2003, we had options outstanding under our stock option plans for the purchase of a total of 5,414,329 shares of common stock at a weighted average exercise price of $9.11 per share. We have reserved an additional 1,935,315 shares of common stock that we may issue upon the exercise of options granted in the future under our plans. We also have reserved 262,113 shares of common stock that we may issue under our employee stock purchase plan. We have in effect a registration statement under the Securities Act covering our issuance of shares upon the exercise of these outstanding options and our issuance of shares under our employee stock purchase plan. All of these shares will be freely tradable in the public market, except for shares held by our directors, officers and principal shareholders, which will be eligible for public sale at various times pursuant to Rule 144.

Entities affiliated with Foothill Capital Corporation and General Atlantic Partners, LLC have “demand” and “piggyback” registration rights as follows:

Fronthill

•	134,270 shares of common stock that are issuable upon the exercise of warrants that are exercisable at a price of $7.81 per share;

General Atlantic

•	1,499,990 shares of common stock that are issuable upon the conversion of our convertible preferred stock; and

•	1,500,010 shares of outstanding common stock.

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

The 1,499,990 shares of common stock underlying our convertible preferred stock and the 1,500,010 shares of common stock held directly by entities affiliated with General Atlantic Partners currently are eligible for sale in the public market subject to the conditions of Rule 144. In addition, the 134,270 shares of common stock underlying the warrants held by entities affiliated with Foothill Capital Corporation will be eligible for sale in the public market at any future time or times permitted by Rule 144.

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

Interest Rate Sensitivity

On February 18, 2003, we purchased the outstanding common stock of Frontstep and assumed long-term debt of $20.1 million. To finance this acquisition and pay the acquired debt, we entered into a bank credit facility. The bank credit facility includes a $15.0 million term loan and a $15.0 million revolving credit loan. We borrowed $21.7 million against the credit facility to repay the $20.1 million of acquired debt and $1.6 million to pay for the related transaction costs and liabilities, including $0.8 million of debt issuance costs.

The term loan portion of the bank credit facility requires us to make quarterly principal repayments in various amounts beginning on December 31, 2003 and matures on December 31, 2005. However, we may be required under certain circumstances, based on our excess cash flows as defined in the bank credit facility, to prepay all or a portion of the outstanding balance. Alternatively, we may, at our discretion and subject to some limitations, elect to prepay all or a portion of the outstanding balance without penalty. The interest rate on the term loan portion of the loan agreement varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is adjusted periodically based on either our lender’s base rate or LIBOR plus a predetermined margin. At September 30, 2003, the interest rate on our term loan, including the lender’s margin, was 3.65%.

The bank credit facility requires us to enter into an interest rate protection arrangement for a portion of the term loan. Accordingly, in April 2003 we purchased an interest rate cap from a bank. This interest rate cap limits our exposure to fluctuations in interest rates on a majority of the term loan. The purchase of the interest rate protection agreement did not have a material impact on our results of operation, financial position or cash flows for fiscal 2003. Furthermore, the interest rate cap is not considered material to our results of operation, financial position or cash flows for fiscal 2003. The interest rate cap expires on June 30, 2005.

We borrowed $6.7 million under the revolving credit portion of the loan agreement on February 18, 2003 to finance, along with the term loan, the Frontstep acquisition. The revolving credit loan is subject generally to the same provisions as our term loan and subject to the overall borrowing base. Borrowings under the revolving credit portion of the bank credit facility mature on December 31, 2005. Repayment of the revolving credit loan is due in full on the maturity date. We made a $2.7 million payment against the revolving credit portion of the loan agreement in March 2003. The interest rate on the revolving credit portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At September 30, 2003, the interest rate on the revolving credit portion of the bank credit facility, including the lender’s margin, was 3.62%. As of September 30, 2003 we had available borrowings under the revolving credit loan of $11.0 million, subject to the borrowing base. As of July 31, 2003, we amended the bank credit facility to decrease the amount of the revolving credit loan from $15.0 million to $12.5 million and modified certain financial covenants.

We prepared a sensitivity analysis of our interest rate exposures from anticipated levels of financing for the twelve months ended September 30, 2003 to assess the impact of hypothetical changes in interest rates. Based upon our analysis, a 10% adverse change in the LIBOR rate from September 30, 2003 rates would not have a material adverse effect on the fair value of our debt instrument and would not materially affect our results of operations, financial condition or cash flows.

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

From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We incurred net foreign currency gains of $14,000 in fiscal 2001, net foreign currency losses of $194,000 in fiscal 2002 and net foreign currency gains of $510,000 in fiscal 2003 mostly due to transactions within EMEA. We had no open forward exchange contracts or options or other trading financial instruments with foreign exchange risk at September 30, 2002 or 2003. At September 30, 2003, we had the following non-trading other financial instruments denominated in currencies other than the U.S. dollar (in thousands of U.S. dollars):

Cash and cash equivalents	$1,831
Trade accounts receivable (a)	$9,842
Trade accounts payable	$2,841

(a)	Approximately $5.7 million of this amount is denominated in euros, pounds sterling or yen. As of December 1, 2003, the equivalent U.S. dollar value was $5.8 million.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, we have been affected by inflation through increased costs of employee compensation and other operating expenses. To the extent permitted by the market for our products and services, we attempt to recover increases in costs by periodically increasing prices. Additionally, most of our license agreements and services agreements provide for annual increases in charges.

Item 8.    Financial Statements and Supplementary Data

The following is a list of our consolidated financial statements and supplemental financial information appearing in this Item 8:

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of MAPICS, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of MAPICS, Inc. and its subsidiaries at September 30, 2002 and September 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP (signed)

Atlanta, Georgia

December 12, 2003

MAPICS, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$23,661	$21,360
Accounts receivable, net of allowances of $1,734 in 2002 and $4,656 in 2003	25,428	40,745
Prepaid expenses and other current assets	3,127	5,291
Deferred royalties	7,581	7,596
Deferred commissions	8,822	7,077
Deferred income taxes, net	3,600	8,061

Total current assets	72,219	90,130
Property and equipment, net	3,596	5,951
Computer software costs, net	16,739	29,231
Other intangible assets, net	3,367	7,742
Goodwill	3,689	41,966
Non-current deferred income taxes, net	6,510	15,517
Other non-current assets, net	1,990	2,384

Total assets	$108,110	$192,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$9,500
Accounts payable	3,338	10,073
Accrued expenses and other current liabilities	25,087	31,626
Restructuring reserve, current	1,300	4,272
Deferred license revenue	18,893	16,578
Deferred services revenue	40,969	58,751

Total current liabilities	89,587	130,800
Long-term debt	—	9,500
Restructuring reserve, non-current	2,298	2,017
Other non-current liabilities	1,265	954

Total liabilities	93,150	143,271

Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $1.00 par value; 1,000 shares authorized
Series D convertible preferred stock, 125 shares issued and outstanding (liquidation preference of $9,420) in 2002 and 2003	125	125
Series E convertible preferred stock; 50 shares issued and outstanding (liquidation preference of $3,768) in 2002 and 2003	50	50
Common stock, $0.01 par value; 90,000 shares authorized, 20,370 issued and 18,390 shares outstanding in 2002, 24,652 issued and 22,956 shares outstanding in 2003	204	247
Additional paid-in capital	63,129	94,384
Accumulated deficit	(33,029)	(29,182)
Restricted stock compensation	(304)	(2,075)
Accumulated other comprehensive loss	(62)	(345)
Treasury stock-at cost 1,980 shares in 2002 and 1,696 shares in 2003	(15,153)	(13,554)

Total shareholders’ equity	14,960	49,650

Total liabilities and shareholders’ equity	$108,110	$192,921

The accompanying notes are an integral part of these consolidated financial statements.

MAPICS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2001	2002	2003
Revenue:
License	$47,675	$40,207	$44,461
Services	90,476	88,092	116,871

Total revenue	138,151	128,299	161,332

Operating expenses:
Cost of license revenue	16,437	14,647	17,746
Cost of services revenue	35,427	32,436	49,415
Selling and marketing	41,563	35,092	51,973
Product development	17,277	15,331	16,519
General and administrative	14,635	12,447	19,934
Amortization of goodwill	35,121	—	—
Acquisition costs	(1,981)	(1,000)	—
Restructuring costs	—	4,707	1,787

Total operating expenses	158,479	113,660	157,374

Income (loss) from operations	(20,328)	14,639	3,958
Interest income	786	519	240
Interest expense	(2,885)	(1,119)	(816)

Income (loss) before income tax expense (benefit) and extraordinary item	(22,427)	14,039	3,382
Income tax expense (benefit)	4,533	(20)	(465)

Income (loss) before extraordinary item	(26,960)	14,059	3,847
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $173	—	(318)	—

Net income (loss)	$(26,960)	$13,741	$3,847

Net income (loss) per common share (basic):
Income (loss) before extraordinary item	$(1.48)	$0.77	$0.18
Extraordinary loss on early extinguishment of debt, net of income tax benefit	—	(0.02)	—

Net income (loss) per common share (basic)	$(1.48)	$0.75	$0.18

Net income (loss) per common share (diluted):
Income (loss) before extraordinary item	$(1.48)	$0.69	$0.17
Extraordinary loss on early extinguishment of debt, net of income tax benefit	—	(0.02)	—

Net income (loss) per share common share (diluted)	$(1.48)	$0.67	$0.17

Weighted average number of common shares outstanding (basic)	18,223	18,355	21,057

Weighted average number of common shares and common equivalent shares outstanding (diluted)	18,223	20,520	23,229

The accompanying notes are an integral part of these consolidated financial statements.

MAPICS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Series D and E Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Restricted Stock Compensation	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Par Value	Shares	Par Value					Shares	Cost
Balance as of September 30, 2000	175	175	20,370	204	63,608	(19,810)	(704)		2,278	(17,081)	26,392
Stock options exercised					(102)				(30)	230	128
Employee stock purchases					(419)				(118)	922	503
Stock and options issued to non-employees					1				(8)	75	76
Tax benefit associated with exercise of stock options and stock awards					32						32
Issuance of restricted stock					(197)		(579)		(94)	776	—
Compensation payable in common stock							574		35	(313)	261

Subtotal	175	175	20,370	204	62,923	(19,810)	(709)		2,063	(15,391)	27,392

Net loss						(26,960)					(26,960)
Other comprehensive loss, net of income taxes:
Foreign currency translation								(127)			(127)
Interest rate hedge								(62)			(62)

Comprehensive loss						(26,960)		(189)			(27,149)

Balance as of September 30, 2001	175	175	20,370	204	62,923	(46,770)	(709)	(189)	2,063	(15,391)	243
Stock options exercised					(17)				(43)	190	173
Employee stock purchases					19				(80)	390	409
Stock and options issued to non-employees					61				(8)	41	102
Tax benefit associated with exercise of stock options and stock awards					137						137
Issuance of restricted stock					6		(23)		(4)	17
Compensation payable in common stock							428		43	(346)	(82)
Treasury stock acquired									9	(54)	(54)

Subtotal	175	175	20,370	204	63,129	(46,770)	(304)	(189)	1,980	(15,153)	1,092

Net Income						13,741					13,741
Other comprehensive income, net of income taxes:
Foreign currency translation								65			65
Interest rate hedge								62			62

Comprehensive income						13,741		127			13,868

Balance as of September 30, 2002	175	$175	20,370	$204	$63,129	$(33,029)	$(304)	$(62)	1,980	$(15,153)	$14,960

Business acquisitions payable in common stock			4,282	43	30,375						30,418
Employee stock purchases					15				(40)	180	195
Tax benefit associated with exercise of stock options and stock awards					22						22
Stock options exercised					(16)				(22)	116	100
Issuance of restricted stock					767		(2,139)		(230)	1,372	—
Compensation payable in common stock					92		368		6	(60)	400
Treasury stock acquired									2	(9)	(9)

Subtotal	175	175	24,652	247	94,384	(33,029)	(2,075)	(62)	1,696	(13,554)	46,086

Net Income						3,847					3,847
Other comprehensive income, net of income taxes:
Foreign currency translation								(283)			(283)

Comprehensive income						3,847		(283)			3,564

Balance as of September 30, 2003	175	$175	24,652	$247	$94,384	$(29,182)	$(2,075)	$(345)	1,696	$(13,554)	$49,650

The accompanying notes are an integral part of these consolidated financial statements.

MAPICS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(26,960)	$13,741	$3,847
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,817	2,283	2,871
Amortization of computer software costs	6,586	6,546	7,626
Amortization of goodwill and other intangible assets	36,249	760	1,383
Amortization of debt issue costs	456	378	209
Write-off of computer software costs	1,552	—	—
Loss on early extinguishment of debt	—	491	—
Provision for bad debts	2,261	1,100	2,283
Deferred income taxes	3,648	1,792	1,100
Settlement of pre-acquisition contingency	—	(1,000)	—
Other non-cash items, net	1,047	307	594
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(1,453)	7,884	(42)
Deferred royalties	(1,589)	(89)	2,343
Deferred commissions	1,092	387	1,745
Prepaid expenses and other current assets	2,882	946	(1,203)
Other non-current assets	256	(1,704)	604
Accounts payable	(5,345)	435	(984)
Accrued expenses and other current liabilities	(763)	(4,536)	(2,586)
Restructuring reserve, current and non-current	—	3,165	(4,104)
Deferred license revenue	107	(3,231)	(2,315)
Deferred services revenue	398	563	(1,167)
Other non-current liabilities	—	792	(448)

Net cash provided by operating activities	23,241	31,010	11,756

Cash flows from investing activities:
Acquisitions, net of cash acquired	7	—	(2,946)
Purchases of property and equipment	(1,424)	(1,436)	(2,016)
Additions to computer software costs	(6,119)	(5,660)	(7,568)

Net cash used for investing activities	(7,536)	(7,096)	(12,530)

Cash flows from financing activities:
Proceeds from term loan	—	—	15,000
Principal repayments of long-term debt	(10,338)	(18,662)	—
Principal repayments of acquired debt	—	—	(20,057)
Payment of debt issuance costs	(96)	(196)	(756)
Proceeds from stock options exercised	128	173	100
Proceeds from employee stock purchases	503	409	195
Proceeds from revolving credit facility	—	8,428	6,700
Principal repayments of revolving credit facility	—	(8,428)	(2,700)
Acquisitions of treasury stock	—	(54)	(9)

Net cash used for financing activities	(9,803)	(18,330)	(1,527)

Net increase (decrease) in cash and cash equivalents	5,902	5,584	(2,301)
Cash and cash equivalents at beginning of year	12,175	18,077	23,661

Cash and cash equivalents at end of year	$18,077	$23,661	$21,360

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

Basis of Presentation

The balance sheets as of September 30, 2002 and 2003 and the statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended September 30, 2003 are consolidated and consist solely of the separate financial statements of MAPICS, Inc. and our subsidiaries. The results of operations of our acquisitions have been included beginning on the date that each company became owned by MAPICS, Inc. We eliminated all significant intercompany accounts and transactions in consolidation.

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

Financial Instruments and Concentrations of Credit Risk

At September 30, 2003, we held substantially all of our cash with two financial institutions. At September 30, 2002, we held substantially all of our cash and cash equivalents on deposit with two financial institutions. We believe that the carrying amount of cash equivalents is a reasonable estimate of their fair value. As of September 30, 2002 and 2003, our cash and cash equivalents denominated in foreign currencies were $1.5 million and $1.8 million.

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

See Note (10) for further information regarding our financial instruments.

Property and Equipment

Property and equipment are stated at cost. We calculate depreciation using the straight-line method based upon the following estimated useful lives:

Computer equipment	3 years
Furniture and fixtures	4 years
Leasehold improvements	Shorter of lease term or useful life of asset

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, in fiscal 2000 as part of the acquisition of Pivotpoint and in fiscal 2003 as part of the acquisition of Frontstep, a portion of the purchase price from both acquisitions was allocated to acquired technology. The acquired technology is included in computer software costs and is being amortized over a five-year period from the date of acquisition.

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

We include amortization of computer software costs in cost of license revenue in the statement of operations. Amortization of computer software costs was $6.6 million, $6.5 million, and $7.6 million in fiscal 2001, 2002, and 2003.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets resulted primarily from our acquisitions of Frontstep in February 2003, Pivotpoint in January 2000 and of the MAPICS business in 1993. Under SFAS 142, “Goodwill and Other Intangible Assets”, we discontinued periodic amortization of goodwill. We calculate amortization of intangible assets, which is included in cost of license revenue using the straight-line method over the estimated lives of the intangible assets as follows:

Installed customer base and affiliate network	7-15 years
Maintenance contracts	5 years
Tradenames and trademarks	5-10 years

We perform an impairment analysis of our goodwill on an annual basis. Based upon our review in fiscal 2003, we have not deemed our goodwill to be impaired.

Debt Issuance Costs

We defer direct costs, including bank origination and amendment fees and legal fees, incurred in obtaining credit facilities and amortize such costs over the term of the related facility. In fiscal 2001 and fiscal 2002, we incurred $96,000 and $64,000 in debt issue costs related to our then existing bank credit facility. In fiscal 2002, in conjunction with the then existing revolving credit facility, we capitalized an additional $132,000 of debt issue costs which were fully amortized during fiscal 2003 upon termination of the facility. In fiscal 2003, we capitalized $756,000 in conjunction with our new bank credit facility and are amortizing such costs over the life of the bank credit facility which is over three years.

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required by SFAS No. 144, we periodically assess the recoverability of the cost of our long-lived assets and other intangible assets. We base this fair value assessment on several criteria, including but not limited to sales trends, undiscounted operating cash flows and other operating factors. If the undiscounted cash flows are below the carrying value of the assets recorded, we recognize an impairment in the amount the carrying value exceeds estimated fair value. See Note (8) for further discussion on impairment of long-lived assets.

Foreign Currency

The financial position and results of operations for a majority of our foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated into the reporting currency (U.S. dollars) at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the period are translated at the average exchange rate in effect during the period. Translation gains and losses are accumulated and reported as a separate component of stockholders’ equity. We incurred net foreign currency transaction losses of $194,000 in fiscal 2002 and net foreign currency transaction gains of $14,000 and $510,000 in fiscal 2001 and fiscal 2003, mostly related to transactions within EMEA. The company has not entered into any foreign currency hedging contracts during any of the periods presented.

Revenue Recognition

We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position (SOP) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,’ “ SAB 101, “Revenue Recognition in Financial Statements,” and AICPA Technical Practice Aid (TPA) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The annual support fee, which is typically paid in advance, entitles the customer to receive twelve months of support services, as available. We record these annual support fees as services revenue and recognize this revenue ratably over the term of the agreement.

The license agreements for our software products include a limited express warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with our related documentation for period of up to 90 days from delivery in most cases. A small percentage of our contracts have limited express warranties that cover a period of up to three years. These contracts relate to the SyteLine® product acquired in the acquisition of Frontstep, Inc. No new contracts containing this specific type of warranty are planned to be used in the future. If the product does not perform substantially in accordance with the documentation, we may repair or replace the product or terminate the license and refund the license fees paid for the product. All other warranties are expressly disclaimed. In addition to this warranty and in return for the payment of annual license or support fees, we provide customers with available annual maintenance services that include electronic usage support and defect repairs. In most instances, a product workaround and repair can be made and such repairs are delivered as part of maintenance services. Historically, we have not received any material warranty claims related to our products, and we have no reason to believe that we will receive any material claims in the future.

Consulting and Implementation Services Revenue

Under the terms of our license agreements, our customers are responsible for implementation and training. Our professional services organization or, in many instances, the affiliates provide our customers with the consulting and implementation services relating to our products. We provide our consulting and implementation services under services agreements, and we charge for them separately under time and materials arrangements or, in some circumstances, under fixed price arrangements. The professional services that we provide are not essential to the functionality of our delivered products. We recognize revenues from time and materials arrangements as the services are performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable, and collection is probable. Under a fixed price arrangement, we recognize revenue on the basis of the estimated percentage of completion of service provided. We recognize changes in estimates in the period in which they are determined. We recognize provisions for losses, if any, in the period in which they first become probable and reasonably estimable.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Expense

We expense advertising costs as they are incurred. Advertising expenses in fiscal 2001, fiscal 2002, and fiscal 2003 were $817,000, $1.4 million, and $949,000, respectively.

Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As a result, we generally do not recognize compensation expense for stock options issued to our directors or our employees, except for stock options and other stock-based awards issued under specific performance plans. We record expense for all stock-based awards issued to non-employees, other than our non-employee directors We also apply the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure-an Amendment of FASB Statement No. 123.” We use the fair value method to account for stock-based employee compensation in our SFAS 123 pro-forma disclosures for each period presented. See note (14) for disclosure of our pro-forma calculation of stock-based employee compensation.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculations of basic and diluted net income (loss) per common share or common share equivalent:

	Fiscal Years Ended September 30,
	2001	2002	2003
	(in thousands, except per share data)
Basic net income (loss) per common share:
Net income (loss)	$(26,960)	$13,741	$3,847

Weighted average common shares outstanding	18,223	18,355	21,057

Basic net income (loss) per common share	$(1.48)	$0.75	$0.18

Diluted net income (loss) per common share and common share equivalent:
Net income (loss)	$(26,960)	$13,741	$3,847

Weighted average common shares outstanding	18,223	18,355	21,057
Common share equivalents:
Convertible preferred stock	—	1,750	1,750
Common stock options	—	289	394
Contingently issuable stock	—	126	28

Weighted average common shares and common equivalent shares outstanding	18,223	20,520	23,229

Diluted net income (loss) per common share or common share equivalent	$(1.48)	$0.67	$0.17

Because their inclusion would have an antidilutive effect on net loss per common share, we excluded the average number of common share equivalents listed below from the computation of diluted net loss per share for fiscal 2001 (in thousands):

Fiscal Year 2001
Common share equivalents:
Convertible preferred stock	1,750
Common stock options	176
Contingently issuable stock	125

Total	2,051

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We applied SFAS No. 146 to activities that we incurred fiscal 2003. See note (4) for further details.

In November 2002, the FASB reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (the Issue). The guidance in the Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. The Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, the Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. The Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We currently follow the appropriate pronouncements as discussed above in “Revenue Recognition.” The Issue had no significant impact on our results of operations, financial position, or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (the Interpretation). The Interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees. The Interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. The Interpretation’s provisions for initial recognition and measurement are required on a prospective basis with regards to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for both interim and annual periods ended after December 15, 2002. We have provided the required disclosures related to our policy on product warranties and other items above in “Revenue Recognition” and in note (13). The Interpretation had no significant impact on our reported results of operations, financial position, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure-an Amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments pertaining to the alternative methods of transition are effective for financial statements for fiscal years ended after December 15, 2002. The amendments to the disclosure requirements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with early application encouraged. We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123. See note (14) for the pro forma calculation as required by SFAS No. 123 for the year ended September 30, 2003. We adopted the amended

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interim disclosure requirements during the quarter ended March 31, 2003. The adoption of the additional disclosure requirement did not have a significant impact on our reported results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of September 30, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement establishes accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. This statement amends SFAS No. 133 for the following: 1) implementation issues previous cleared by FASB and the Derivatives Implementation Group process, 2) clarification of the definition of a derivative and, 3) clarification of the definition of expected cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS No. 149 on June 30, 2003. The adoption of Statement 149 did not have a material effect on our consolidated financial position, results of operations or cash flows.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This Statement represents a significant change in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. This Statement is effective for all financial instruments created or modified after May 31, 2003, and for other instruments as of September 1, 2003. We have had no newly created or modified financial instruments since May 31, 2003; however, we currently have outstanding preferred stock, which has the characteristics of a mandatorily redeemable financial instrument. The preferred stock has a conditional obligation for its redemption, and we will reclassify this preferred stock as a liability if the event for redemption occurs or is certain to occur. We adopted SFAS No. 150 on June 1, 2003. The adoption of this statement did not have a significant impact on our reported results of operations, financial position, or cash flows.

3.    Acquisitions

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We allocated the total purchase price to the net tangible assets and intangible assets acquired based on our estimate of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including trade name and maintenance contracts, was based on management’s best estimate which utilized a third party appraisal. We allocated the balance of the total purchase price to goodwill.

The calculation of the total purchase price was as follows (in thousands):

Equity value of shares issued	$29,677
Fair value of vested options	951
Fair value of warrant	490
Direct transaction costs	2,305

Total purchase price	$33,423

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following allocation of the total purchase price reflects our estimate of fair value for the assets acquired and liabilities assumed and is subject to adjustment when additional information concerning asset and liability balances is finalized. Any increase or decrease in the net assets acquired will cause a corresponding decrease or increase in goodwill.

Amount (In thousands)
Cash and cash equivalents	$59
Accounts receivable, net	17,558
Deferred royalties	2,358
Prepaid expenses and other current assets	960
Property and equipment	3,373
Computer software costs	12,550
Goodwill (a)	38,277
Other intangible assets (b)	5,756
Other non-current assets	686
Deferred income taxes, net	14,546
Current portion of long-term debt	(8,545)
Accounts payable	(7,719)
Accrued expenses and other current liabilities	(9,180)
Restructuring reserve and exit costs, current (c)	(6,197)
Deferred revenue	(18,949)
Long-term debt	(11,512)
Restructuring reserve and exit costs, non-current (c)	(598)

$33,423

(a)	None of the goodwill is deductible for income tax purposes.
(b)	Includes $0.9 million and $4.8 million for tradenames and maintenance contracts. Both intangible assets are subject to amortization over a weighted average useful life of five years.
(c)	Includes $6.2 million of restructuring liabilities related to real estate costs and severance incurred in connection with the acquisition, which is accounted for pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Pro Forma Information (Unaudited)

The following unaudited pro forma information presents our results of operations as if the acquisitions had taken place on October 1, 2001 for fiscal 2002 and October 1, 2002 for fiscal 2003:

	Fiscal Year Ended September 30,
	(Unaudited)
	2002	2003
	(In thousands, except per share data)
Total revenue	$158,304	$185,421
Income (loss) before extraordinary item	4,096	(13,855)
Net income (loss)	3,778	(13,855)
Net income (loss) per common share (basic)	$0.17	$(0.61)
Net income (loss) per common share (diluted)	$0.15	$(0.56)
Weighted average number of common shares outstanding (basic)	22,555	21,057
Weighted average number of common shares outstanding (diluted).	24,720	21,057

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4.    Acquisition Costs and Restructuring Costs

Acquisition Costs.    Acquisition costs were a recovery of $2.0 million in fiscal 2001 and $1.0 million in fiscal 2002. We recorded no acquisition costs in fiscal 2003. Costs relating the acquisition of Frontstep in fiscal 2003 were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and are discussed in the Restructuring Costs section herein.

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

Restructuring Costs.    We recorded no restructuring costs in fiscal 2001. We recorded restructuring costs of $4.7 million in fiscal 2002 resulting from a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. During fiscal year 2003, we

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded exit costs of $8.0 million relating to the Frontstep acquisition, of which $6.2 million were included in the cost of the acquisition and recorded in the purchase price allocation. The remaining $1.8 million in exit costs were recorded as restructuring costs in our statement of operations.

As stated above, we incurred restructuring costs of $4.7 million during fiscal 2002 principally resulting from staff and facility reductions as a result of a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% during fiscal 2002. The restructuring charge of $4.7 million during fiscal 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel. During fiscal 2003, we adjusted our previously recorded liability by $276,000 in order to reclaim office space that was previously abandoned.

The total exit cost of $6.2 million during the fiscal 2003 that was included in the purchase price allocation, included $3.3 million in abandonment of office space and related costs and $2.4 million in employee severance and related costs for approximately 85 employees from all areas of Frontstep. Additionally, exit costs included obligations remaining pursuant to a $450,000 consulting agreement that was subsequently terminated on February 21, 2003. We accounted for these costs in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs resulted from our acquisition of Frontstep for which the combined company will receive no future economic benefit.

We accounted for the remaining $1.8 million of exit costs during fiscal 2003 in restructuring costs in our statement of operations under the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that were initiated after December 31, 2002. These costs included $2.1 million in employee severance and related costs for approximately 90 employees from all areas of the Company and a recovery of $276,000 of a previous accrual as discussed herein. Restructuring activities for comparative periods prior to the effective date of SFAS No. 146 have been accounted for in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The major components of the restructuring and exit cost reserve at September 30, 2002 and 2003 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Other	Total
Fiscal 2002 Restructuring Activities
Balance at September 30, 2002	$3,573	$25	$—	$3,598

Adjustment to restructuring reserve for reclaiming office space	(276)	—	—	(276)
Less: cash payments	(508)	(25)	—	(533)

Balance at September 30, 2003—fiscal 2002 activities	$2,789	$—	—	$2,789

Fiscal 2003 Restructuring Activities
Balance at September 30, 2002	$—	$—	$—	$—

Included in purchase price of Frontstep:
Exit costs	3,341	2,431	450	6,222
Frontstep restructuring accrual prior to acquisition	100	382	90	572
Less: cash payments	(940)	(2,386)	(352)	(3,678)
Less: fixed asset writedown	(497)	—	—	(497)

Balance at September 30, 2003	2,004	427	188	2,619

Included in restructuring costs:
Exit costs	—	2,064	—	2,064
Less: cash payments	—	(1,183)	—	(1,183)

Balance at September 30, 2003	—	881	—	881

Balance at September 30, 2003—fiscal 2003 activities	$2,004	$1,308	$188	$3,500

Total restructuring reserve at September 30, 2003	$4,793	$1,308	$188	$6,289

We expect future cash expenditures related to these restructuring activities to be approximately $6.3 million. We expect to pay approximately $4.3 million during fiscal 2004, and we therefore have included this amount in current liabilities. The remaining $2.0 million is expected to be paid by fiscal 2007.

As shown in the table above, our restructuring and exit cost reserve at September 30, 2003 is principally comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges or reverse prior charges or make adjustments to our purchase price allocation in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Depending on the impact of our integration of Frontstep, market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring and exit costs reserve as appropriate.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Allowance for Doubtful Accounts

The following is a summary of the activity in the allowance for doubtful accounts during the last three fiscal years (in thousands):

	Beginning of Year Balance	Provision for Bad Debts	Write-Offs	Other	End of Year Balance
Fiscal 2001	$2,523	$2,261	$(2,082)	$754	$3,456
Fiscal 2002	3,456	1,100	(2,822)	—	1,734
Fiscal 2003	1,734	2,283	(4,229)	4,868	4,656

Other allowance for doubtful accounts balance consists of $4.2 million of allowance for doubtful accounts that were part of the accounts receivable acquired in the Frontstep acquisition. The remaining balance relates to an allowance reserve against deferred maintenance revenue billings.

We establish reserves for customer receivable balances when we believe it is probable that we will not collect those receivables. We include the related provision for bad debts in general and administrative expenses.

6.    Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,
	2002	2003
Furniture and fixtures	$930	$1,846
Computer equipment	13,379	14,980
Leasehold improvements	911	1,091

	15,220	17,917
Accumulated depreciation and amortization	(11,624)	(11,966)

	$3,596	$5,951

During fiscal 2002 and fiscal 2003, we disposed of some of our computer equipment, furniture and fixtures and leasehold improvements. In fiscal 2002, the assets we disposed of had a book value of $65,000, which we recorded as a loss. In fiscal 2003, the assets we disposed of had a book value of $163,000, which we also recorded as a loss.

7.    Computer Software Costs

Computer software costs consist of the following (in thousands):

	September 30,
	2002	2003
Computer software development costs	$39,529	$59,253
Accumulated amortization	(24,936)	(31,274)

Net book value	14,593	27,979

Computer software translation costs	19,988	20,315
Accumulated amortization	(18,033)	(19,188)

Net book value	1,955	1,127

Purchased software costs	1,491	1,557
Accumulated amortization	(1,300)	(1,432)

Net book value	191	125

Computers software costs, net	$16,739	$29,231

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Goodwill and Other Intangible Assets

Changes in Goodwill for the Twelve Months Ended September 30, 2003 and 2002:

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

On February 18, 2003 we completed the acquisition of Frontstep. We allocated the total purchase price to the net tangible assets acquired based on our estimate of fair value at the date of the acquisition. The allocation of the total purchase price to tradenames, maintenance contracts and acquired technology was based on management’s best estimate which utilized a third party appraisal. We allocated the $38.3 million balance of the total purchase price to goodwill. See note (3) for further details on the acquisition.

Changes in Goodwill for Fiscal 2002 and Fiscal 2003 (in thousands):
Balance as of September 30, 2001	$4,367
Change in estimate of pre-acquisition Pivotpoint income tax liabilities	(678)

Balance as of September 30, 2002	3,689
Addition to goodwill in conjunction with the acquisition of Frontstep	38,277

Balance as of September 30, 2003	$41,966

We adopted SFAS 142, “Goodwill and Other Intangible Assets” on October 1, 2001. Accordingly, we discontinued periodic amortization of goodwill. Goodwill is assessed annually for impairment by applying a fair-value-based test. We have subsequently performed an impairment analysis of our goodwill for the period ended September 30, 2003. Based upon our review, we have not deemed our goodwill to be impaired. Additionally, the standard requires a transitional impairment test during the period of adoption. Based on the transitional impairment test completed on March 31, 2002, we did not record an impairment charge for goodwill as of that date.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2001, we recorded $35.1 million in amortization of goodwill. The impact of amortization of goodwill on net income for the year ended September 30, 2001 was as follows (in thousands, except per share data):

Fiscal Year Ended September 30, 2001
Reported net income (loss)	$(26,960)
Add back:
Goodwill amortization	35,121

Net income excluding goodwill amortization	$8,161

Basic net income (loss) per common share:
Reported net income (loss)	$(1.48)
Add back:
Goodwill amortization	1.93

Net income excluding goodwill amortization	$0.45

Weighted average number of common shares outstanding (basic)	18,223

Diluted net income (loss) per common share:
Reported net income (loss)	$(1.33)
Add back:
Goodwill amortization	1.73

Net income excluding goodwill amortization	$0.40

Weighted average number of common shares outstanding (diluted)	20,274

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Our intangible assets consist principally of tradenames, trademarks, maintenance contracts, and installed customer base and affiliate network, and we consider all to have finite lives.

Amortized Intangible Assets (in thousands):

	As of September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Installed customer base and affiliate network	$7,934	$(4,602)	$3,332
Maintenance contracts	—	—	—
Tradenames and trademarks	856	(821)	35

Total	$8,790	$(5,423)	$3,367

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Installed customer base and affiliate network	$8,334	$(5,652)	$2,682
Maintenance contracts	4,822	(565)	4,257
Tradenames and trademarks	909	(106)	803

Total	$14,065	$(6,323)	$7,742

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We acquired $5.8 million of intangible assets as part of the Frontstep acquisition. See note (3) for further details on the acquisition. These assets consisted of tradename and maintenance contracts and are being amortized over the remaining estimated life. The weighted average amortization lives of the acquired tradename and maintenance contracts is 5 years. The weighted average amortization lives of the installed customer base and affiliate network is 13 years.

Aggregate Amortization Expense (in thousands):

Twelve Months Ended
Aggregate amortization expense, September 30, 2003	$1,383

Estimated Amortization Expense for the Fiscal Years Ended (in thousands):
September 30, 2004	$1,825
September 30, 2005	$1,825
September 30, 2006	$1,825
September 30, 2007	$1,825
September 30, 2008	$760

9.    Long-Term Debt and Revolving Credit Facility

In fiscal 2000, in conjunction with our acquisition of Pivotpoint, we borrowed $40.0 million under the term loan portion of a bank credit facility to finance a portion of the purchase price. The term loan required us to make quarterly principal repayments in various amounts and was scheduled to mature on December 31, 2002.

On April 26, 2002, we entered into a secured revolving credit facility, which provided for a revolving credit line of up to $10.0 million. On that date, we borrowed $8.4 million under the revolving credit facility to repay the remaining balance of the previous term loan under our previous bank credit facility, and we terminated the previous bank credit facility. At the time of refinancing, the balance of the unamortized debt issuance costs relating to our original term loan was $491,000. We wrote down the remaining balance of debt issuance costs, net of income tax benefit of $173,000, and classified the write-down as an extraordinary item in our consolidated statement of operations in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” We have not historically required debt financing for operating purposes and do not anticipate requiring debt financing for such purposes in the foreseeable future. The write-down met the criteria for classification as extraordinary since the early termination of the then existing bank credit facility was determined to be an event that is both infrequent and unusual. We repaid the entire $8.4 million on the secured revolving credit facility during fiscal 2002. In conjunction with the revolving credit facility, we capitalized $132,000 of debt issue costs and were amortizing such costs over the life of the revolving credit facility. These costs were fully amortized as of February 2003. This revolving credit facility was terminated in conjuction with the Frontstep acquisition. There were no outstanding borrowings against this facility at the time of the termination.

On February 18, 2003, we purchased the outstanding common stock of Frontstep and assumed long-term debt of Frontstep aggregating to $20.1 million. We entered into a bank credit facility consisting of a $15.0 million term loan and, at that time, a $15.0 million revolving credit loan to repay the debt assumed from Frontstep. We borrowed $21.7 million against the bank credit facility to repay the $20.1 million of acquired debt and to pay the $1.6 million of related transaction costs and liabilities, including $756,000 of debt issuance costs. The debt issuance costs are being amortized using the straight-line method over the expected life of the bank credit facility.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The term loan portion of the bank credit facility requires us to make quarterly principal repayments in various amounts beginning on December 31, 2003 and matures on December 31, 2005. However, we may be required under certain circumstances, based on our excess cash flows as defined in the bank credit facility, to prepay all or a portion of the outstanding balance. Alternatively, we may, at our discretion and subject to some limitations, elect to prepay all or a portion of the outstanding balance without penalty. The interest rate on the term loan portion of the loan agreement varies depending upon our ability to maintain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At September 30, 2003, the interest rate on our term loan, including the lender’s margin, was 3.65%.

Set forth below are the scheduled principal payments under the term loan for the indicated fiscal years ending (in thousands):

September 30, 2004	$5,500
September 30, 2005	7,500
September 30, 2006	2,000
September 30, 2007	—

We borrowed $6.7 million under the revolving credit portion of the loan agreement on February 18, 2003 to finance, along with the term loan, the Frontstep acquisition. The revolving credit loan is subject generally to the same provisions as our term loan and subject to the overall borrowing base. Borrowings under the revolving credit portion of the bank credit facility mature on December 31, 2005. Repayment of the revolving credit loan is due in full on the maturity date. We made a $2.7 million payment against the revolving credit portion of the loan agreement in March 2003. The interest rate on the revolving credit portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At September 30, 2003, the interest rate on the revolving credit portion of the bank credit facility, including the lender’s margin, was 3.62%. As of September 30, 2003 we had available borrowings under the revolving credit loan of $12.5 million, subject to the borrowing base, of which $8.5 million was unused. As of July 31, 2003, we amended the bank credit facility to decrease the amount of the revolving credit loan from $15.0 million to $12.5 million and modified certain financial covenants. In November 2003, we borrowed $1.5 million on the revolving line of credit. As of November 2003 we had $7.0 million of unused available borrowings on the revolving line of credit.

We have pledged substantially all of our assets in the United States, including but not limited to cash, accounts receivable, capitalized software, and fixed assets, as collateral for our obligations under the bank credit facility. Additionally, all of our domestic subsidiaries have guaranteed the repayment of our obligations under the loan agreement, and we have pledged the majority of the capital stock of certain of our foreign subsidiaries to the lender.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, as part of the covenants, we must also maintain a minimum balance of $12.5 million on deposit at the lending banks through September 30, 2004 and $10.0 million thereafter until the loan is repaid. This $12.5 million is not legally restricted. As of September 30, 2003, we were in compliance with our debt covenants.

10.    Financial Instruments

During fiscal 2000, we entered into an interest rate swap arrangement with a bank, as required by our then existing bank credit facility. The purpose of the interest rate swap arrangement was to reduce our exposure to interest rate fluctuations by converting variable rate interest payments to fixed rate interest payments on a portion of the outstanding balance under our term loan. Under the terms of the interest rate swap arrangement; we paid the bank a fixed rate of 7.00% on a decreasing notional principal amount in exchange for a variable rate payment based on three-month LIBOR. The hedge expired on December 31, 2001. Upon adoption of SFAS No. 133, we determined that the interest rate swap was an effective hedge and recorded the hedge as a liability of $69,000 on our balance sheet. At September 30, 2001 and 2002, the hedge had a liability of $100,000 and $0, respectively. We recognized no gain or loss related to this swap during fiscal 2001 and 2002. Because this swap was considered an effective hedge, we recorded a change in accumulated other comprehensive loss of $(62,000), net of income taxes, for fiscal 2001 and $62,000, net of income taxes, for fiscal 2002. Accumulated other comprehensive loss is presented as a separate component of shareholders’ equity on our consolidated balance sheet.

The bank credit facility requires us to enter into an interest rate protection arrangement for a portion of the term loan. Accordingly, in April 2003 we purchased an interest rate cap from a bank. This interest rate cap limits our exposure to fluctuations in interest rates on a majority of the term loan in decreasing amounts. The purchase of the interest rate protection agreement did not have a material impact on our results of operation, financial position or cash flows for the fiscal 2003. Furthermore, the interest rate cap is not considered material to our results of operation, financial position or cash flows for the fiscal 2003. The interest rate cap expires on June 30, 2005.

11.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,
	2002	2003
Accrued commissions and royalties	$14,210	$13,456
Accrued payroll and related expenses	3,431	9,731
Other	3,267	6,847
Accrued income taxes payable	4,179	1,592

	$25,087	$31,626

Accrued payroll and related expenses include $1.6 million and $2.6 million for compensated absences as of September 30, 2002 and 2003.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Income Taxes

The components of income tax expense (benefit) before extraordinary item are as follows (in thousands):

	Fiscal Years Ended September 30,
	2001	2002	2003
Federal:
Current	$167	$(2,111)	$(65)
Deferred	3,288	1,268	815

	3,455	(843)	750

State:
Current	107	406	300
Deferred	329	127	58

	436	533	358

Foreign:
Current	642	290	378
Deferred	—	—	(1,951)

	642	290	(1,573)

	$4,533	$(20)	$(465)

The reconciliation of aggregate tax expense (benefit) per the consolidated statement of operations is as follows (in thousands):

	Fiscal Years Ended September 30,
	2001	2002	2003
Income tax expense (benefit)	$4,533	$(20)	$(465)
Income tax (benefit) related to extraordinary item	—	(173)	—

	$4,533	$(193)	$(465)

The components of income (loss) from domestic and foreign operations before income tax expense (benefit) are as follows (in thousands):

	Fiscal Years Ended September 30,
	2001	2002	2003
Domestic	$(21,579)	$14,950	$9,083
Foreign	(848)	(911)	(5,701)

	(22,427)	14,039	3,382
Extraordinary item—domestic	—	(491)	—

	$(22,427)	$13,548	$3,382

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual income tax expense (benefit) before extraordinary item differs from the expected income tax expense (benefit) calculated by applying the federal statutory rate of 35.0% to income before income tax expense (benefit) and extraordinary item as follows (in thousands):

	Fiscal Years Ended September 30,
	2001	2002	2003
Expected income tax expense (benefit) at the domestic federal statutory rate	$(7,849)	$4,914	$1,184
State income taxes, net of federal income tax benefit	283	346	233
Foreign income tax rate differential	785	589	—
Tax credits utilized	(293)	(263)	(214)
Permanent differences arising from acquisitions	11,619	(350)	—
Resolution of certain federal income tax uncertainties	—	(5,000)	(2,081)
Change in valuation allowances	—	—	716
Other	(12)	(256)	(303)

	$4,533	$(20)	$(465)

Effective income tax expense (benefit) rates	20.2%	(0.1)%	(13.7)%

The aggregate effective income tax benefit rate for fiscal 2002, including the extraordinary item, is (1.4)%.

The effective tax rates for fiscal 2001 differs from the statutory federal rate of 35.0% principally due to the effect of amortization of goodwill and other intangible assets that are not deductible for income tax purposes. The effective tax rate for fiscal 2002 and fiscal 2003 differs from the statutory federal income tax rate of 35.0% principally due to a $5.0 million benefit and a $2.1 million benefit, respectively, that we recorded. These tax benefits resulted from changes in income taxes payable due to the resolution of federal income tax uncertainties related to tax net operating losses, or NOLs, retained by us in connection with the 1997 separation of Marcam Corporation into two companies. Accordingly, we recorded the benefit of the resolution of the uncertainties as decreases to income taxes payable. We still retain additional favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and we may realize additional income tax benefits related to these tax attributes in future periods if and when they become certain. Additionally, the impact of state and foreign income taxes and the adjustment of goodwill from Pivotpoint created differences from the expected income tax expense (benefit) calculated by applying the federal statutory rate to our income before income tax expense (benefit) and extraordinary item.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2002	2003
Deferred tax assets:
Federal and state net operating loss carryforwards	$3,477	$18,554
Tax credits	4,398	9,219
Deferred license and services revenue	6,921	7,679
Reserves and accruals	2,332	3,464
Allowance for doubtful accounts	584	1,058
Fixed assets	369	953
Other	243	202

	18,324	41,129
Less: valuation allowances	—	(4,420)

Total deferred tax assets	18,324	36,709

Deferred tax liabilities:
Intangible assets	—	(5,886)
Computer software costs	(3,658)	(4,033)
Deferred royalties and commissions	(4,106)	(2,498)
Other	(450)	(714)

Total deferred tax liabilities	(8,214)	(13,131)

Net deferred tax assets	$10,110	$23,578

Recorded as:
Current deferred income taxes, net	$3,600	$8,061
Non-currrent deferred income taxes, net	6,510	15,517

	$10,110	$23,578

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will realize some or all of the deferred tax assets. The realization of the Company’s deferred tax assets, which relate primarily to net operating loss carryforwards and temporary differences is dependent on generating sufficient taxable income in future periods. We have recorded deferred tax assets at the amount we believe is more likely than not to be realized. In addition, we have not recorded any deferred tax liabilities for the unremitted earnings of our foreign subsidiaries as these amounts are considered to be permanently reinvested.

In connection with the acquisition of Frontstep, we recorded a net deferred income tax asset of $14.5 million. Included in the deferred tax asset were gross domestic NOL’s of $22.5 million, gross foreign NOL’s of $2.0 million and tax credits of $4.6 million. We also recognized valuation allowances of $3.7 million in connection with the Frontstep acquisition. The valuation allowances were provided due to income tax limitations related to certain foreign NOL’s and tax credits. In fiscal 2003 we recognized additional valuation allowances of $716,000 related to expected limitations on the utilization of domestic tax credits and foreign NOL’s. The changes in the valuation allowance is as follows:

Changes in deferred income tax valuation allowance (in thousands):
Beginning balance at September 30, 2002	$—
Valuation allowances recognized in connection with the acquisition of Frontstep	(3,704)
Additions to valuation allowance	(716)

Ending balance at September 30, 2003	$(4,420)

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2002 and 2003, we had federal net operating loss carryforwards of $9.0 million and $42.7 million, and research and experimentation and other credit carryforwards of $4.4 million and $9.0 million. At September 30, 2003, we also have $8.8 million of foreign net operating loss carryforwards. The net operating losses and tax credits at September 30, 2003 expire between fiscal 2004 and fiscal 2023. The utilization of a significant portion of the domestic net operating losses and tax credits is limited on an annual basis due to various changes in ownership of MAPICS, Frontstep and Pivotpoint. We do not believe that these limitations will significantly impact our ability to utilize the net operating losses before they expire, however as stated above, valuation allowances have been provided for certain foreign NOL’s and income tax credits, based on their expected utilization.

In March 2002, the Internal Revenue Service completed its examination of the Pivotpoint income tax returns for tax years 1992 through 1995. As a result of this examination, we paid income taxes of approximately $190,000 plus accrued interest. The examination did not have a significant effect on our net operating loss carryforwards or other tax credit carryforwards.

13.    Commitments and Contingencies

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual Obligations (in thousands)
Debt	$19,000	$5,500	$13,500	$—	$—
Operating leases	14,137	5,355	8,238	507	37
Minimum royalty payments	1,220	900	240	80	—

Total	$34,357	$11,755	$21,978	$587	$37

Debt:  The debt noted above is included in our Consolidated Balance Sheets. This debt includes $15.0 million for the term loan portion of our bank credit facility and $4.0 million for the revolving credit portion of our bank credit facility. As the revolving credit facility matures in December 2005 it is included in the 1-3 Years column as this would be the “scheduled” payment date if management decides not to repay the outstanding balance prior to the maturity date. It is recorded as a current portion of long term debt in our Consolidated Balance Sheets. See note (9) for additional information about our debt.

Leases:  We are contractually obligated to make minimum lease payments on several operating leases. We lease office space, computer and office equipment and vehicles under operating leases, some of which contain renewal options and generally requires us to pay insurance, taxes and maintenance. The lease on our headquarters building includes scheduled base rent increases over the term of the lease. We charge to expense the total amount of the base rent payments using the straight-line method over the term of the lease. In addition, we pay a monthly allocation of the building’s operating expenses. We have recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease in March 1999. Total rental expense under all operating lease agreements was $4.1 million, $3.6 million and $3.1 million in fiscal 2001, fiscal 2002, and fiscal 2003. We recorded sub-lease income receipts of $242,000, $678,000 and $409,000 in fiscal 2001, fiscal 2002 and fiscal 2003.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnification of third party sales affiliates and end users:  We provide indemnification to our third party sales affiliates and end users against any and all claims, damages, liabilities, losses and costs (including reasonable attorney’s fees) of every nature arising in connection with any suit or proceeding brought against a sales affiliate insofar as such suit or proceeding is based upon a claim that use by the affiliate or an end user of any of the MAPICS products infringes or constitutes wrongful use of any patent, copyright or trade secret right. The duration of the indemnifications vary based upon the life of the specific individual affiliate agreements. We have not had a material indemnification claim, and we do not believe we will have a material claim in the future. As such, we have not recorded any liability for these indemnifications in our financial statements.

Change of control agreements:  We are a party to change of control employment agreements and term employment agreements with certain of our executive officers and key employees.

The inclusion of the required disclosures had no significant impact on our reported results of operations, financial position, or cash flows.

14.    Shareholders’ Equity and Stock-Based Compensation Plans

Our authorized capital stock consists of 90,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $1.00 per share.

On February 18, 2003, we issued 4.2 million shares of common stock and a warrant in connection with the acquisition of Frontstep. We also converted the outstanding Frontstep options into 542,258 MAPICS options. See note (3) for more details regarding the acquisition.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund future development and growth, the operation of our business, and the repayment of any amounts outstanding under our bank credit facility. Additionally, covenants in our revolving bank facility limit the payment of cash dividends and treasury stock repurchases.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2002 and 2003, we had outstanding 125,000 shares of series D convertible preferred stock and 49,999 shares of series E convertible preferred stock. For information regarding the series F junior participating preferred stock, see “Rights Plan.” In October 2003, 25,000 shares of series D convertible preferred stock were converted into 250,000 shares of MAPICS common stock. As a result, the liquidation preference for the series D convertible preferred stock has been reduced to $7.5 million. We had 1,749,990 shares reserved for the conversion of the series D and series E convertible preferred stock at September 30, 2003. Following the October 2003 conversion, we had 1,499,990 shares reserved for the conversion of the preferred stock.

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

In July 1996, in connection with the issuance and sale of the series E convertible preferred stock, we issued and sold warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $11.53, as adjusted from time to time. The series E warrants were exercisable at any time during the period commencing July 23, 1996 and ending July 23, 2003. The series E warrants expired unexercised on July 23, 2003.

On February 18, 2003, we issued a warrant in conjunction with the acquisition of Frontstep for the future purchase of 134,270 shares of our common stock at a price of $7.81 per share. This warrant expires on July 17, 2006.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation Plans

At September 30, 2003, we had eight stock option plans and an employee stock purchase plan, described below.

The 1998 Long-Term Incentive Plan.     The MAPICS, Inc. 1998 Long-Term Incentive Plan, or 1998 LTIP, allows us to issue up to 6,000,000 shares of common stock through various stock-based awards to our directors, officers, employees and consultants, including an additional 1,500,000 shares authorized in fiscal 2000,an additional 1,000,000 shares authorized in fiscal 2002 and an additional 1,500,000 shares authorized in fiscal 2003. The stock-based awards can be in the form of (a) incentive stock options, or ISOs, or non-qualified stock options; (b) stock appreciation rights; (c) performance units; (d) restricted stock; (e) dividend equivalents; and (f) other stock based awards. In general, the exercise price specified in the agreement relating to each ISO granted under the 1998 LTIP is required to be not less than the fair market value of the common stock as of the date of grant.

During fiscal 2001, fiscal 2002, and fiscal 2003, we granted 94,000; 3,610; and 230,000 shares of restricted stock to some of our employees under the 1998 LTIP. Restricted stock are shares of common stock that we granted outright without cost to the employee. The shares, however, are restricted in that they may not be sold or otherwise transferred by the employee until they vest, generally after the end of three years. If the employee is terminated prior to the vesting date for any reason other than death or retirement, the restricted stock generally will be forfeited and the restricted stock will be returned to us. After the shares have vested, they become unrestricted and may be transferred and sold like any other shares of common stock. We recognize compensation expense over the vesting period based on the fair value on the grant date. Unearned restricted stock compensation, which represents compensation expense attributable to future periods, is presented as a separate component of shareholders’ equity. During fiscal 2001, fiscal 2002, and fiscal 2003, we recognized compensation expense, including the effect of forfeitures, of $261,000, $185,000 and $241,000 related to restricted stock awards.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Directors Incentive Plan.    The 1998 Non-Employee Directors Stock Incentive Plan provides for the issuance of common stock, deferred rights to receive common stock and non-qualified stock options to purchase up to 160,000 shares of common stock to eligible members of the board of directors who are neither our employees nor our officers, including an additional 100,000 shares authorized in fiscal 2002. During fiscal 2001, fiscal 2002, and fiscal 2003, we issued 12,033; 7,751; and 11,884 shares of common stock under the Directors Incentive Plan.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All options under the Executive Plan are fully vested and expire on the original scheduled expiration date or 90 days after the employee is no longer employed by us. Upon the surrender of the options, they are no longer available for reissuance. During fiscal 2003, all of these options expired unexercised and were cancelled.

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

Under the 2000 ESPP, we sold 118,485; 79,750; and 39,652 shares of common stock to employees during fiscal 2001, fiscal 2002 and fiscal 2003. At September 30, 2002 and 2003, we had available 301,765 and 262,113 shares for issuance under the 2000 ESPP. The 2000 ESPP expires on December 31, 2007.

Additional Stock Option Grants.    During prior fiscal years, the board of directors authorized the issuance of stock options to purchase 25,260 shares of common stock, which we granted outside of the existing stock option plans. As of September 30, 2003, 13,695 of these options are still available for exercise.

Except for the look-back options issued under the 2000 ESPP, all stock options granted under our stock-based compensation plans, as well as those stock options granted outside our stock-based compensation plans, were granted at the fair market value of the common stock at the date of grant.

The following table reflects the activity and historical weighted average exercise prices of our stock options for the periods from September 30, 2000 through September 30, 2003.

	Number of Shares Under Options	Weighted Average Exercise Price ($)
Outstanding at September 30, 2000	4,748,380	$11.22
Granted	875,946	5.03
Exercised	(29,500)	4.34
Canceled/expired	(899,664)	12.91

Outstanding at September 30, 2001	4,695,162	9.78
Granted	976,547	7.32
Exercised	(42,750)	4.05
Canceled/expired	(358,843)	11.46

Outstanding at September 30, 2002	5,270,116	9.25
Granted(a)	1,062,438	12.25
Exercised	(22,350)	4.11
Canceled/expired	(832,358)	14.28

Outstanding at September 30, 2003	5,477,846	$9.12

Exercisable at:
September 30, 2001	2,523,239	$10.88
September 30, 2002	2,940,541	$10.42
September 30, 2003	3,606,715	$10.11

(a)	Includes 542,258 options granted in connection with the Frontstep acquisition

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize information about the stock options outstanding at September 30, 2003:

	Stock Options Outstanding			Stock Options Excercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 3.56–5.28	702,451	6.5	$4.01	511,851	$4.10
5.35-8.00	2,282,732	7.8	6.83	764,682	7.05
8.17-11.81	1,529,196	3.6	9.96	1,501,780	9.95
12.63-18.82	833,543	5.2	15.79	724,775	15.82
19.53-28.69	120,239	5.6	23.10	93,956	22.57
30.96-46.33	6,467	4.6	37.72	6,459	37.72
49.03-68.15	3,218	4.2	58.86	3,212	58.86

	5,477,846			3,606,715

	At September 30,
	2001	2002	2003
Shares available for option grant under all option plans	510,066	917,758	1,884,582
Shares available for grant under Employee Stock Purchase Plan	381,515	301,765	262,113

Total	891,581	1,219,523	2,146,695

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

	Fiscal Years Ended September 30,
	2001	2002	2003
Net income (loss)	$(26,960)	$13,741	$3,847
Pro forma effect of SFAS No. 123	(4,481)	(4,071)	(4,542)

Pro forma net income (loss)	$(31,441)	$9,670	$(695)

Basic net income (loss) per common share	$(1.48)	$0.75	$0.18
Pro forma effect of SFAS No. 123	(0.25)	(0.22)	(0.21)

Pro forma basic net income (loss) per common share	$(1.73)	$0.53	$(0.03)

Diluted net income (loss) per common share	$(1.48)	$0.67	$0.17
Pro forma effect of SFAS No. 123	(0.25)	(0.20)	(0.20)

Pro forma diluted net income (loss) per common share	$(1.73)	$0.47	$(0.03)

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimated the fair value of the options granted under the stock option plans at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended September 30,
	2001	2002	2003
Weighted average grant date fair value of options	$3.34	$4.42	$3.95
Dividend yield	0%	0%	0%
Expected average volatility	82%	71%	71%
Risk-free interest rate	4.67%	4.49%	2.76%
Expected life of options	5 years	5 years	5 years

We estimated the fair value of the look-back options granted under the 2000 ESPP at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended September 30,
	2001	2002	2003
Weighted average grant date fair value of options	$2.07	$1.62	$1.12
Dividend yield	0%	0%	0%
Expected average volatility	82%	49%	49%
Risk-free interest rate	5.87%	2.73%	1.56%
Expected life of options	6 months	6 months	9 months

During fiscal 2003, the option look-back period was extended as a result of the delayed filing of the Form 8-K/A subsequent to the closing of the Frontstep acquisition during fiscal 2002.

Treasury Stock

On July 31, 2002, we announced that our Board of Director’s approved a plan to repurchase our outstanding common stock up to $10 million in light of our stock price and liquidity position. Purchases will be made from time to time, depending on market conditions, in private transactions as well as in the open market at prevailing market prices. During fiscal 2002, we repurchased 8,900 shares of stock for $54,000. During fiscal 2003, we repurchased 1,600 shares of stock for $9,000. These shares will be available for general corporate purposes. See Note (9) for restrictions on the repurchase of treasury stock.

15.    Employee Benefit Plans

Retirement Plan

We have a defined contribution 401(k) retirement plan covering substantially all of our employees in the United States. Under this plan, eligible employees may contribute a portion of their salary until retirement. We match a portion of the employees’ contributions and pay the administration costs of the plan. We incurred total expenses under this plan of $845,000, $867,000 and $1.1 million in fiscal 2001, fiscal 2002, and fiscal 2003.

Group Medical Plan

We have a self-insured group medical plan to which both we, and eligible employees are required to make contributions. The plan is administered by a third party who reviews all claims filed and authorizes the payment of benefits. We expense medical claims as they are incurred, and we recognize a liability for claims incurred but not reported. As of September 30, 2002 and 2003 we had a reserve of $320,000 and $903,000 for medical claims.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Operating Segments and Geographic Information

We have three operating segments for which we evaluate our business and for which we have discrete financial information available. These operating segments include 1) software sales to customers in the manufacturing environment, 2) providing support services to the customers that purchase our software, and 3) providing implementation and other consulting services to customers that purchase our software. In evaluating financial performance, we focus on operating profit as a measure of a segments profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of certain corporate expenses. Operating profit is significant as it includes the revenue and related costs that apply to the individual segments. Interest, taxes and allocation of certain corporate expenses are not related specifically to the operating segments. We are including other operating costs, including selling and marketing, product development, and general and administrative expenses in the presentation of reportable segment information because these expenses are not allocated separately to our operating segments. We do not utilize assets as a measure of a segment’s performance. Assets are reviewed at the enterprise level and thus are not included in our segment disclosure.

The following table includes financial information for fiscal 2001, 2002 and 2003 related to our segments. The information presented below may not be indicative of results if the segment were an independent organization (in thousands).

	Software	Support	Consulting Services	Other Operating Costs	Total
Fiscal 2001:
Revenues from unaffiliated customers	$47,675	$78,594	$11,882	$—	$138,151

Income (loss) from operations	$31,238	$54,703	$346	$(106,615)	$(20,328)

Interest income					786
Interest expense					(2,885)

Loss before income tax benefit					$(22,427)

Fiscal 2002:
Revenues from unaffiliated customers	$40,207	$79,384	$8,708	$—	$128,299

Income (loss) from operations	$25,560	$57,991	$(2,335)	$(66,577)	$14,639

Interest income					519
Interest expense					(1,119)

Income before income tax benefit					$14,039

Fiscal 2003:
Revenues from unaffiliated customers	$44,461	$101,493	$15,378	$—	$161,332

Income (loss) from operations	$26,715	$71,488	$(4,032)	$(90,213)	$3,958

Interest income					240
Interest expense					(816)

Income before income tax benefit					$3,382

We regularly prepare and evaluate separate financial information for each of our principal geographic areas, including 1) North America, 2) EMEA, and 3) LAAP. In evaluating financial performance, we focus on operating profit as a measure of a geography’s profit or loss. Operating profit for this purpose is income before

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest, taxes and allocation of some corporate expenses. We include our corporate division in the presentation of reportable segment information because some of the income and expense of this division are not allocated geographically. We generally do not evaluate assets by geography, except for accounts receivable.

The following tables include financial information related to our geographic areas (in thousands):

	North America	EMEA	LAAP	Corporate	Total
Fiscal 2001
Revenue from unaffiliated customers	$106,897	$22,865	$8,389	$—	$138,151
Income (loss) from operations	18,184	4,921	(1,678)	(41,755)	(20,328)
Interest income					786
Interest expense					(2,885)

Loss before income tax expense (benefit)					$(22,427)

Depreciation and amortization	$9,054	$210	$139	$36,249	$45,652
Accounts receivable, net (at year end)	$28,099	$3,067	$3,246	$—	$34,412

Fiscal 2002
Revenue from unaffiliated customers	$97,376	$21,918	$9,005	$—	$128,299
Income (loss) from operations	17,491	5,010	1,214	(9,076)	14,639
Interest income					519
Interest expense					(1,119)

Loss before income tax expense (benefit)					$14,039

Depreciation and amortization	$8,530	$182	$117	$760	$9,589
Extraordinary loss on early extinguishment of debt, net	$—	$—	$—	$(318)	$(318)
Accounts receivable, net (at year end)	$19,454	$2,398	$3,576	$—	$25,428

Fiscal 2003
Revenue from unaffiliated customers	$119,313	$29,091	$12,928	$—	$161,332
Income (loss) from operations	1,084	3,815	846	(1,787)	3,958
Interest income				240	240
Interest expense				(816)	(816)

Loss before income tax expense (benefit)					$3,382

Depreciation and amortization	$11,088	$287	$118	$596	$12,089
Accounts receivable, net (at year end)	$29,885	$6,790	$4,070	$—	$40,745

The information presented above may not be indicative of results if the geographic areas were independent organizations. No single customer accounts for more than 5% of our revenue. We eliminate transfers between geographic areas in the preparation of the consolidated financial statements.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No single foreign country had a material portion of total revenue from unaffiliated customers or total long-lived assets. Long-lived assets consist of property and equipment, net of accumulated depreciation; capitalized software and other intangible assets, net of accumulated amortization; and other non-current assets. The table below discloses our domestic and international revenues from unaffiliated customers and long-lived assets (in thousands).

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Revenue from unaffiliated customers:
United States	$103,809	$92,423	$117,269
Foreign countries	34,342	35,876	44,063

	$138,151	$128,299	$161,332

Long-lived assets:
United States	$31,194	$28,829	$85,975
Foreign countries	902	551	1,299

	$32,096	$29,380	$87,274

17.    Supplemental Disclosure of Cash Flow Information

Payments for Income Taxes and Interest

In fiscal 2002 and fiscal 2003, we made cash payments for income taxes, net of income tax refunds, of $617,000 and $662,000. In fiscal 2001, we received cash refunds of income taxes, net of income tax payments, of $1.6 million. In fiscal 2001, fiscal 2002, and fiscal 2003 we made cash payments for interest of $3.1 million, $575,000 and $425,000.

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are summarized below (in thousands):

	Fiscal Years Ended September 30,
	2001	2002		2003
Reconciliation for Acquisition of Frontstep, Inc. (See note 3)
Fair value of assets acquired	$—	$		$96,123
Equity value of common stock issued in an acquisition	—		—	(29,677)
Fair value of vested options issued	—		—	(951)
Fair value of warrants issued	—		—	(490)
Direct transaction costs	—		—	(2,305)
Fair value of liabilities assumed, including long-term debt	—		—	62,700

Other Non-Cash Investing and Financing Activities
Tax benefit associated with the exercise of stock options and stock awards	$32		$137	$22
Decrease in deferred tax assets from settlement of pre-acquisition contingencies	—		258	—

MAPICS, Inc. and Subsidiaries

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in Securities and Exchange Commission rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are not required at this time to provide the information specified in Item 308(a) and (b) of the SEC’s Regulation S-K regarding an annual report by management on our internal control over financial reporting or an attestation report by our independent accountants with regard thereto.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

We will provide information relating to our directors under the captions “Proposal 1—Election of Directors—Nominees” and “—Information Regarding Nominees and Continuing Directors” in our proxy statement for our 2004 annual meeting of shareholders to be held on February 12, 2004 or in a subsequent amendment to this report. Information relating to our executive officers is set forth in “Item 4A. Executive Officers of the Registrant” in this report. We will provide information relating to the audit committee of our board of directors under the caption “Report of the Audit Committee of the Board of Directors” in the above referenced proxy statement or amendment. We will provide information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the above referenced proxy statement or amendment. All such information that is provided in the proxy statement is incorporated in this Item 10 by reference.

We have adopted the MAPICS Ethics Code, which applies to all of our directors, officers and employees. The ethics code is publicly available on our website at www.mapics.com/company/investor. If we make any substantive amendment to the ethics code, or grant any waiver, including any implicit waiver, from a provision of the code, that applies to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of the amendment or waiver on that website. We may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Item 11.    Executive Compensation.

We will provide information relating to executive compensation under the captions “Proposal 1—Election of Directors—Director Compensation” and “—Benefits to Non-Employee Directors,” “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors” and “Stock Performance Graphs” in the proxy statement or subsequent amendment referred to in Item 10 above. All such information that is provided in the proxy statement is incorporated in this Item 11 by reference, except for the information under the captions “Report of the Compensation Committee of the Board of Directors” and “Stock Performance Graph” which specifically is not so incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

We will provide information regarding ownership of our common stock by specified persons under the caption “Stock Ownership” in the proxy statement or subsequent amendment referred to in Item 10 above. We will provide information regarding compensation plans under which our equity securities were authorized for issuance as of September 30, 2003 under the caption “Executive Compensation—Equity Compensation Plans” in the proxy statement or subsequent amendment referred to in Item 10 above. All such information that is provided in the proxy statement is incorporated in this Item 12 by reference.

Item 13.    Certain Relationships and Related Transactions.

During fiscal 2003 there were no relationships or transactions between us and any of our affiliates that are required to be reported pursuant to this Item 13.

Item 14.    Principal Accounting Fees and Services.

We will provide information regarding principal accounting fees and services under the caption “Independent Public Accountants” in the proxy statement or subsequent amendment referred to in Item 10 above. All such information that is provided in the proxy statement is incorporated in this Item 14 by reference.

PART IV

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

Exhibit No.	Description	SEC Document Reference

2.1	Agreement and Plan of Merger dated November 24, 2002 by and among MAPICS, Inc., Frontstep, Inc. and FP Acquisition Sub, Inc.	Exhibit 2.1 to Current Report on Form 8-K dated November 25, 2002

2.2	Form of Shareholder Agreement dated November 24, 2002 by and among MAPICS, Inc., Frontstep, Inc. and certain of Frontstep’s shareholders and affiliates	Exhibit 2.1 to Current Report on Form 8-K dated November 25, 2002

3.1	Articles of Incorporation, as amended.	Exhibit 3.1 to Registration Statement on Form S-4 dated December 19, 2002, No. 333-102014

3.2	By-laws, as amended on November 3, 1999	Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001

4.1	Specimen certificate representing the common stock	Exhibit 3 to Registration Statement on Form 8-A dated March 31, 1998, as amended by Form 8-A/A dated August 21, 1998

4.2	Amended and Restated Rights Agreement dated as of March 30, 1998 among MAPICS, Inc., a Georgia corporation, MAPICS, Inc., a Massachusetts corporation, and	Exhibit 4 to Registration Statement on Form 8-A dated March 31, 1998, as amended by Form 8-A/A dated August 21, 1998

Exhibit No.		Description	SEC Document Reference

BankBoston,N.A., as its rights agent, which includes as Exhibit A the terms of the Series F Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Form of Summary of Rights to Purchase Preferred Stock

4.3		First Amendment dated September 16, 2002 to Amended and Restated Rights Agreement between MAPICS, Inc. and SunTrust Bank	Exhibit 4.3 to Annual Report on Form 10-K for the fiscal year ended September 30, 2002

4.4		Second Amendment to Amended and Restated Rights Agreement, dated as of November 24, 2002, by and Between MAPICS, Inc. and SunTrust Bank	Exhibit 4-3 to Registration Statement on Form S-4 filed December 19, 2002, No. 333-102014

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

Exhibit 10.2 to Current Report on Form 8-K dated July 23, 1996

10.6	*	1994 Stock Plan, as amended and restated	Exhibit 4.4 to Registration Statement on Form S-8 filed March 27, 1997, No. 333-24105

Exhibit No.		Description	SEC Document Reference
10.7	*	1987 Stock Plan, as amended and restated	Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended September 30, 1996

10.8	*	1998 Non-Employee Directors Stock Option Plan, as amended and restated	Exhibit 99.2 to Registration Statement on Form S-8 filed March 8, 2002, No. 333-84024

10.9	*	1998 Non-Employee Directors Stock Incentive Plan, as amended and restated	Exhibit 99.3 to Registration Statement on Form S-8 filed March 8, 2002, No. 333-84024

10.10	*	1998 Long-Term Incentive Plan, as amended and restated	Exhibit 99.1 to Registration Statement on Form S-8 filed March 8, 2002, No. 333-84024

10.11	*	2000 Employee Stock Purchase Plan, as amended and restated	Exhibit 99.2 to Registration Statement on Form S-8 filed April 18, 2000, No. 333-35034

10.12	*	Change of Control Employment Agreement by and between MAPICS, Inc. and Richard C. Cook dated as of March 24, 1998	Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998

10.13	*	Change of Control Employment Agreement by and between MAPICS, Inc. and Martin D. Avallone dated as of March 27, 1998	Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended September 30, 1998

10.14	*	Change of Control Employment Agreement by and between MAPICS, Inc. and Peter E. Reilly dated as of October 1, 1999	Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001

10.15	*	Employment Agreement dated September 11, 2001 between MAPICS, Inc. and Michael J. Casey	Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001

10.16		Sublease Agreement by and between General Electric Capital Corporation and MAPICS, Inc. dated as of October 29, 1998	Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended September 30, 1998

10.17		Revolving Credit Agreement dated April 26,2002 between MAPICS, Inc. and SunTrust Bank	Exhibit 99 to Current Report on Form 8-K dated April 26, 2002

10.18		Amended and Restated Agreement dated March 31, 2000 between MAPICS, Inc. and Paragon Systems International, Inc.	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.19		Addendum dated April 1, 2001 to the Amended and Restated Agreement between MAPICS, Inc. and Paragon Systems International, Inc	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.20		Revolving Credit and Term Loan Agreement Dated as of February 18, 2003	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

10.21		First Amendment to Revolving Credit and Term Loan Agreement	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.22		Second Amendment to Revolving Credit and Term Loan Agreement	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

21.1†		Subsidiaries

23.1†		Consent of PricewaterhouseCoopers LLP

Exhibit No.	Description	SEC Document Reference

31.1†	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer+

31.2†	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer+

32†	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

99†	Stock Option Disclosures+

*	Compensatory management plan.
†	Filed with this report.
+	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as a part of this report

(b) Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

Current Report on Form 8-K dated July 11, 2003, reporting, pursuant to Items 9 and 12, that we issued a press release announcing preliminary financial results for the quarter ended June 30, 2003, and scheduled the release of final results for the quarter and nine months ended June 30, 2003

Current Report on Form 8-K dated August 1, 2003 reporting, pursuant to Item 12, that we issued a press release reporting financial results for the quarter ended June 30, 2003

(c) See Item 15(a)3 above.

(d) See Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAPICS, Inc

By:	/s/ MICHAEL J. CASEY

Michael J. Casey
Vice President of Finance, Chief Financial Officer and Treasurer

Date:	December 22, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD C. COOK Richard C. Cook	President, Chief Executive Officer and Director	December 22, 2003

/s/ GEORGE A. CHAMBERLAIN 3D George A. Chamberlain 3d	Director	December 22, 2003

/s/ EDWARD J. KFOURY Edward J. Kfoury	Director	December 22, 2003

/s/ JULIA B. NORTH Julia B. North	Director	December 22, 2003

/s/ TERRY H. OSBORNE Terry H. Osborne	Director	December 22, 2003

/s/ H. MITCHELL WATSON, JR. H. Mitchell Watson, Jr.	Chairman of the Board	December 22, 2003

/s/ MICHAEL J. CASEY Michael J. Casey	Vice President of Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	December 22, 2003