Form 10-Q
period 2003-12-31
MAPICS INC
filed 2004-02-13
CIK 848551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes ☒ No ☐

The number of shares of the registrant’s common stock outstanding at February 2, 2004 was 23,530,311.

MAPICS, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2003

PART I: FINANCIAL INFORMATION

ITEM 1:	Financial Statements

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31, 2003	September 30, 2003
Current assets:
Cash and cash equivalents	$20,603	$21,360
Accounts receivable, net of allowances of $4,434 at December 31, 2003 and $4,656 at September 30, 2003	35,496	40,745
Deferred royalties expense	6,431	7,596
Deferred commissions expense	6,137	7,077
Prepaid expenses and other current assets	4,421	5,291
Deferred income taxes, net	5,350	8,061

Total current assets	78,438	90,130
Non-current assets:
Property and equipment, net	5,679	5,951
Computer software costs, net	28,854	29,231
Intangible assets, net	7,286	7,742
Goodwill	42,312	41,966
Non-current deferred income taxes, net	16,915	15,517
Other non-current assets, net	2,092	2,384

Total assets	$181,576	$192,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,250	$9,500
Accounts payable	9,523	10,073
Accrued expenses and other current liabilities	26,103	31,626
Restructuring and exit costs, current	1,978	4,272
Deferred license revenue	14,350	16,578
Deferred services revenue	53,314	58,751

Total current liabilities	116,518	130,800
Non-current liabilities:
Long-term debt	8,000	9,500
Restructuring and exit costs, non-current	2,144	2,017
Other non-current liabilities	875	954

Total liabilities	127,537	143,271

Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized
Series D convertible preferred stock, 100 shares issued and outstanding (liquidation preference of $7,536 at December 31, 2003 and $9,420 at September 30, 2003)	100	125
Series E convertible preferred stock, 50 shares issued and outstanding (liquidation preference of $3,768 at December 31, 2003 and September 30, 2003)	50	50
Common stock, $0.01 par value; 90,000 shares authorized, 24,652 shares issued and 23,470 shares outstanding at December 31, 2003; 24,652 shares issued and 22,956 shares outstanding at September 30, 2003	272	247
Additional paid-in capital	94,863	94,384
Accumulated deficit	(26,898)	(29,182)
Restricted stock compensation	(1,888)	(2,075)
Accumulated other comprehensive loss	(579)	(345)
Treasury stock-at cost, 1,183 shares at December 31, 2003 and 1,696 shares at September 30, 2003	(11,881)	(13,554)

Total shareholders’ equity	54,039	49,650

Total liabilities and shareholders’ equity	$181,576	$192,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Revenue:
License	$11,693	$8,470
Support services	27,198	20,894
Implementation and consulting services	4,144	1,688

Total revenue	43,035	31,052

Operating expenses:
Cost of license revenue	4,997	3,647
Cost of support services revenue	8,115	5,618
Cost of implementation and consulting services revenue	4,772	2,439
Selling and marketing	11,804	10,450
Product development	3,630	3,576
General and administrative	5,939	3,104

Total operating expenses	39,257	28,834

Income from operations	3,778	2,218
Other:
Interest income	40	76
Interest expense	(193)	(46)

Income before income tax expense	3,625	2,248
Income tax expense	1,341	832

Net income	$2,284	$1,416

Net income per common share (basic)	$0.10	$0.08

Weighted average number of common shares outstanding (basic)	23,000	18,389

Net income per common share (diluted)	$0.09	$0.07

Weighted average number of common shares and common equivalent shares outstanding (diluted)	25,928	20,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$2,284	$1,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	696	543
Amortization of computer software costs	2,940	1,529
Amortization of intangible assets	456	190
Amortization of debt issue costs	64	33
Provision for bad debts	704	166
Deferred income taxes	1,354	143
Other non-cash items, net	11	100
Changes in operating assets and liabilities:
Accounts receivable	4,766	3,292
Deferred royalties	1,186	493
Deferred commissions	970	195
Prepaid expenses and other current assets	952	359
Other non-current assets	265	(179)
Accounts payable	(724)	(450)
Accrued expenses and other current liabilities	(6,758)	(1,095)
Restructuring reserve, current and non-current	(1,260)	(172)
Deferred license revenue	(2,294)	54
Deferred service revenue	(5,792)	(4,003)
Other non-current liabilities	(79)	(82)

Net cash provided (used) by operating activities	(259)	2,532

Cash flows from investing activities:
Purchases of property and equipment	(420)	(329)
Additions to computer software costs	(2,563)	(805)
Acquisition related costs	—	(653)

Net cash used for investing activities	(2,983)	(1,787)

Cash flows from financing activities:
Principal repayments of long-term debt	(1,250)	—
Proceeds from revolving credit facility	1,500	—
Proceeds from stock options exercised	1,838	17
Proceeds from employee stock purchases	264	195
Acquisition of treasury stock	—	(9)
Payment of debt issue costs	(9)	—

Net cash provided by financing activities	2,343	203

Effect of exchange rate changes on cash	142	19

Net increase (decrease) in cash and cash equivalents	(757)	967
Cash and cash equivalents at beginning of period	21,360	23,661

Cash and cash equivalents at end of period	$20,603	$24,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

Except for the balance sheet as of September 30, 2003, the accompanying condensed consolidated financial statements are unaudited; however, in our opinion, these condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly our consolidated financial position, results of operations and cash flows as of the dates and for the periods indicated.

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. As permitted by the rules of the SEC applicable to quarterly reports on Form 10-Q, these financial statements are condensed and consolidated, consisting of the condensed financial statements of MAPICS, Inc. and our subsidiaries. We eliminated all significant intercompany accounts and transactions in the consolidation. We also have condensed these notes, and they do not contain all disclosures required by generally accepted accounting principles. While we believe that the disclosures presented are adequate to make these condensed consolidated financial statements not misleading, you should read them in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

We operate on a fiscal year ending September 30th. The term “fiscal 2002” refers to our fiscal year ended September 30, 2002, the term “fiscal 2003” refers to our fiscal year ended September 30, 2003, and the term “fiscal 2004” refers to our fiscal year ending September 30, 2004. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

Certain prior year amounts have been reclassified to conform to current year presentation.

(2)	Stock-Based Compensation

As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123 as amended by SFAS 148. We did not record stock-based compensation expense related to outstanding stock options in the three months ended December 31, 2003 and December 31, 2002, as all options granted under our plans had an exercise price equal to fair market value.

SFAS No. 148 requires us to provide pro forma disclosure of the impact on our results of operations had we adopted the expense measurement provisions of SFAS No. 123. SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with our stock option plans and our employee stock purchase plan. The pro forma impact on our results of operations had we adopted the fair value based method of SFAS No. 123 using the Black-Scholes option-pricing model are shown below (in thousands, except per share data):

	Three Months Ended December 31,
	2003	2002
Net income, as reported	$2,284	$1,416
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	794	1,055

Pro forma net income	$1,490	$361

Earnings per share:
Basic – as reported	$0.10	$0.08
Basic – pro forma	$0.07	$0.02
Diluted – as reported	$0.09	$0.07
Diluted – pro forma	$0.06	$0.02

(3)	Revenue Recognition

We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position (SOP) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,” SAB 101, “Revenue Recognition in Financial Statements,” and AICPA Technical Practice Aid (TPA) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

Software License and Support Services Revenue

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

For our annual renewable term license agreements, when we first license a product, we receive both an initial license fee and an annual license fee. Our customers may renew the license for an additional one-year period upon payment of the annual license fee. Provided all other elements of revenue recognition are met, we recognize the initial license fees under these annual renewable term licenses ratably as license revenue over the initial license period, which is generally twelve months. In addition, payment of the annual license fee entitles the customer to available software support for another year. If the annual license fee is not paid, the customer is no longer entitled to use the software and we may terminate the agreement. We record this annual license fee as services revenue ratably over the term of the agreement.

The license agreements for our software products include a limited express warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with our related documentation for a period of up to 90 days from delivery in most cases. A small percentage of our contracts have limited express warranties that cover a period of up to three years. These contracts relate to the SyteLine® product acquired in the acquisition of Frontstep, Inc. No new contracts containing this specific type of warranty are planned to be used in the future. If the product does not perform substantially in accordance with the documentation, we may repair or replace the product or terminate the license and refund the license fees paid for the product. All other warranties are expressly disclaimed. In addition to this warranty and in return for the payment of annual license or support fees, we provide customers with available annual maintenance services that include electronic usage support and defect repairs. In most instances, a product workaround and repair can be made and such repairs are delivered as part of maintenance services. Historically, we have not received any material warranty claims related to our products, and we have no reason to believe that we will receive any material claims in the future.

Implementation and Consulting Services Revenue

Under the terms of our license agreements, our customers are responsible for implementation and training. Our professional services organization or, in many instances, our independent affiliates provide our customers with the consulting and implementation services relating to our products. We provide our consulting and implementation services under services agreements, and we charge for them separately under time and materials arrangements or, in some circumstances, under fixed price arrangements. The professional services that we provide are generally not essential to the functionality of our delivered products. We recognize revenues from time and materials arrangements as the services are performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable, and collection is probable. Under a fixed price arrangement, we recognize revenue on the basis of the estimated percentage of completion of service provided. We recognize changes in estimates in the period in which they are determined. We recognize provisions for losses, if any, in the period in which they first become probable and reasonably estimable.

We also offer educational courses and training materials to our customers and affiliates. These consulting and implementation services and education courses are included in services revenue and revenue is recognized when services are provided.

(4)	Computation and Presentation of Net Income Per Common Share

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

The following table presents the calculations of basic and diluted net income per common share or common share equivalent (in thousands, except per share data):

	Three Months Ended December 31,
	2003	2002
Basic net income per common share:
Net income	$2,284	$1,416

Weighted average common shares outstanding	23,000	18,389

Basic net income per common share	$0.10	$0.08

Diluted net income per common share:
Net income	$2,284	$1,416

Weighted average common shares outstanding	23,000	18,389
Common share equivalents:
Convertible preferred stock	1,514	1,750
Common stock options	1,414	250
Contingently issuable stock and warrants	—	80

Weighted average common shares and common equivalent shares outstanding	25,928	20,469

Diluted net income per common share	$0.09	$0.07

(5)	Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
Net income	$2,284	$1,416
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	(234)	46

Comprehensive income	$2,050	$1,462

(6)	Acquisition of Frontstep, Inc.

On February 18, 2003, we acquired Frontstep, Inc, a business software and services provider for mid-sized manufacturing companies headquartered in Columbus, Ohio. The combined company markets offerings from both companies under the MAPICS® brand. The combined company is leveraging MAPICS’ success on the IBM platform and Frontstep’s investment in delivering SyteLine 7 on Microsoft.NET while sustaining active product development for each. In addition, we believe the combined company is benefiting from a more balanced sales strategy with both larger direct and affiliate channels serving the global manufacturing market.

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

We allocated the total purchase price to the net tangible assets and intangible assets acquired based on our estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including trade name and maintenance contracts, was based on management’s best estimate which included a consultation and review with a third party appraiser. We allocated the balance of the total purchase price to goodwill.

The calculation of the total purchase price was as follows (in thousands):

Equity value of shares issued	$29,677
Fair value of vested options	951
Fair value of warrant	490
Direct transaction costs	2,347

Total purchase price	$33,465

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

The following allocation of the total purchase price reflects our estimate of fair value for the assets acquired and liabilities assumed as of December 31, 2003.

Amount
(In thousands)
Cash and cash equivalents	$59
Accounts receivable, net	17,247
Deferred royalties	2,358
Prepaid expenses and other current assets	960
Property and equipment	3,336
Computer software costs	12,550
Goodwill (a)	38,625
Other intangible assets (b)	5,756
Other non-current assets	679
Deferred income taxes, net	14,384
Current portion of long-term debt	(8,545)
Accounts payable	(7,719)
Accrued expenses and other current liabilities	(10,500)
Restructuring reserve and exit costs, current (c)	(5,136)
Deferred revenue	(18,949)
Long-term debt	(11,512)
Restructuring reserve and exit costs, non-current (c)	(128)

$33,465

(a)	None of the goodwill is deductible for income tax purposes.

(b)	Includes $0.9 million and $4.8 million for tradenames and maintenance contracts. Both intangible assets are subject to amortization over a weighted average useful life of five years.

(c)	Includes $5.3 million of restructuring liabilities related to real estate costs and severance incurred in connection with the acquisition, which is accounted for pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Pro Forma Information (Unaudited)

The following unaudited pro forma information presents our results of operations as if the acquisition had taken place on October 1, 2002 for the three months ended December 31, 2002 (in thousands, except per share data):

Three Months Ended December 31, 2002
(Unaudited)
Total revenue	$50,564
Net loss	$(3,191)
Net loss per common share (basic)	$(0.14)
Net loss per common share (diluted)	$(0.13)
Weighted average number of common shares outstanding (basic)	22,589
Weighted average number of common shares outstanding (diluted)	24,669

These pro forma results of operations include adjustments to the historical financial statements of the combined companies and have been prepared for comparative purposes only. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated or which may result in the future.

(7)	Income Taxes

The reported income tax expense for the three months ended December 31, 2003 and 2002 was calculated based on our projected effective tax rate of 37.0%. The reported income tax expense differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense due to the impact of state and foreign income taxes.

At December 31, 2003, we estimate that we had federal net operating loss carryforwards of $39.9 million and research and experimentation and other credit carryforwards of $9.2 million. The NOLs and tax credits at December 31, 2003 expire between fiscal 2004 and fiscal 2020. The utilization of a significant portion of the NOL’s and tax credits is limited on an annual basis due to various changes in ownership of MAPICS, Frontstep and a previously acquired company, Pivotpoint, Inc. We do not believe that these limitations will significantly impact our ability to utilize MAPICS’, Frontstep’s and Pivotpoint’s NOLs and MAPICS’ and Pivotpoint’s tax credits before they expire. However, we estimate that these limitations will impact our ability to utilize Frontstep’s tax credits. As a result, a significant portion of these credits have been provided for in our valuation allowance in connection with the purchase price allocation of Frontstep. There have been no changes in the valuation allowance for the three months ended December 31, 2003 from the amount reported at September 30, 2003. We believe these NOL’s and tax credits will continue to result in cash savings in future periods as we use them to offset income taxes payable. In addition, we still retain additional uncertain favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and additional income tax benefits related to these tax attributes may be realized in future periods if and when they become certain. We have recorded the net deferred tax assets at the amount we believe is more likely than not to be realized.

(8)	Computer Software Costs

We charge all computer software development costs prior to establishing technological feasibility of computer software products to product development expense as they are incurred. From the time of establishing technological feasibility through general release of the product, we capitalize computer software development and translation costs and report them on the balance sheet as a component of computer software costs at the lower of unamortized cost or net realizable value. Amortization of computer software costs represents recognition of the costs of some of the software products we sell, including purchased software costs, capitalized software development costs and costs incurred to translate software into various foreign languages. We begin amortizing computer software costs upon general release of the product to customers and compute amortization on a product-by-product basis based on the greater of the amount determined using the straight-line method over the estimated economic life of the product, which is generally three to five years for purchased software costs and software development costs and two years for software translation costs.

We performed a net realizable value test for all of our products lines at the end of fiscal year 2003 and found our future support services revenue to be sufficient to cover our estimable amortization over a five-year life. The MAPICS ERP for iSeries and MAPICS Syteline ERP products are being amortized over a five-year life. However, software is subject to rapid technological obsolescence and, as a result, future amortization periods for computer software costs could be shortened as a result of changes in technology in the future. Based on the current technology and market trends of our products, we prospectively changed the estimated remaining economic lives to a three-year life from a five-year life for certain product offerings that no longer generate significant license revenue.

We include amortization of computer software costs in cost of license revenue in the statement of operations. Amortization of computer software costs was $2.9 million and $1.5 million for the three months ended December 31, 2003 and 2002. Amortization of computer software costs for the three months ended December 31, 2003 included $0.6 million for the prospective adjustment of the amortization lives from five to three years.

(9)	Goodwill and Other Intangible Assets

Changes in Goodwill for the Three Months Ended December 31, 2003 (in thousands):

Balance as of September 30, 2003	$41,966
Adjustment of purchase price of Frontstep, Inc.	346

Balance as of December 31, 2003	$42,312

On February 18, 2003 we completed the acquisition of Frontstep. We allocated the total purchase price to the net tangible assets acquired based on our estimate of fair value at the date of the acquisition. The allocation of the total purchase price to tradenames, maintenance contracts and acquired technology was based on management’s best estimate, including consultation and review with a third party appraiser. We allocated the $38.6 million balance of the total purchase price to goodwill. See note (6) for further details on the acquisition.

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Our intangible assets consist principally of tradenames, trademarks, maintenance contracts, and installed customer base and affiliate network, and we consider all to have finite lives. The gross carrying amount, accumulated amortization and net carrying amount of our amortized intangible assets are detailed below:

Amortized Intangible Assets (in thousands):

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Installed customer base and affiliate network	$8,334	$(5,844)	$2,490
Maintenance contracts	4,847	(808)	4,039
Tradenames and trademarks	909	(152)	757

Total	$14,090	$(6,804)	$7,286

We acquired $5.8 million of intangible assets as part of the Frontstep acquisition. These assets consisted of a $0.9 million tradename and $4.8 million in maintenance contracts and are being amortized over the remaining estimated life. See note (6) for further details on the acquisition. The weighted average amortization lives of the acquired tradename and maintenance contracts is 5 years.

The $8.3 million of installed customer base and affiliate network relates to the $6.0 million MAPICS installed customer base intangible asset and the acquired $2.3 million Pivotpoint customer base intangible asset. The weighted average amortization lives of the installed customer base and affiliate network is 13 years. All of our intangible assets will be fully amortized by February 2008.

Aggregate Amortization Expense (in thousands):

Three Months Ended December 31, 2003
Aggregate amortization expense	$456

Estimated Amortization Expense for the Fiscal Years Ended (in thousands):

September 30, 2004	$1,825
September 30, 2005	$1,825
September 30, 2006	$1,825
September 30, 2007	$1,621
September 30, 2008	$647

(10)	Restructuring Costs

In fiscal 2002, we announced a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% by June 30, 2002. The restructuring charge of $4.7 million during fiscal 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel.

During fiscal year 2003, we recorded exit costs of $8.0 million relating to the Frontstep acquisition, of which $6.2 million were included in the cost of the acquisition and recorded in the purchase price allocation. The remaining $1.8 million in exit costs were recorded as restructuring costs in our statement of operations.

The total exit cost of $6.2 million during the fiscal 2003 that was included in the Frontstep purchase price allocation, included $3.3 million in abandonment of office space and related costs and $2.4 million in employee severance and related costs for approximately 85 employees from all areas of Frontstep. Additionally, exit costs included obligations remaining pursuant to a $0.5 million consulting agreement that was subsequently terminated on February 21, 2003. During the three months ended December 31, 2003, we recorded a net adjustment of $0.9 million to decrease the restructuring reserve for abandonment of office space as a result of securing a buy out agreement for a vacated property for which we had previously reserved in the purchase price of Frontstep.

We accounted for the remaining $1.8 million of exit costs during fiscal 2003 in restructuring costs in our statement of operations under the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” These costs included $2.1 million in employee severance and related costs for approximately 90 employees from all areas of the Company and a recovery of $0.3 million of a previous accrual for vacated space. During the three months ended December 31, 2003, we recorded a net increase of $0.1 million to the restructuring reserve primarily for employees that were part of the fiscal 2003 work force reduction that were notified of termination after September 30, 2003.

The major components of the restructuring and exit cost reserve at December 31, 2003 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Other	Total
Fiscal 2002 Restructuring Activities
Balance at September 30, 2003	$2,789	$—	$—	$2,789
Less: cash payments	(115)	—	—	(115)

Balance at December 31, 2003—fiscal 2002 activities	$2,674	$—	$—	$2,674

Fiscal 2003 Restructuring Activities
Balance at September 30, 2003 – included in purchase price of Frontstep	$2,004	$427	$188	$2,619
Exit costs	(921)	—	—	(921)
Less: cash payments	(344)	(136)	(113)	(593)
Less: fixed asset writedown	(37)	—	—	(37)

Balance at December 31, 2003	$702	$291	$75	$1,068

Balance at September 30, 2003 – included in restructuring cCost	$—	$881	$—	$881
Exit costs	—	112	—	112
Less: cash payments	—	(613)	—	(613)

Balance at December 31, 2003	$—	$380	$—	$380

Balance at December 31, 2003—fiscal 2003 activities	$702	$671	$75	$1,448

Total restructuring reserve at December 31, 2003	$3,376	$671	$75	$4,122

We expect future cash expenditures related to these restructuring activities to be approximately $4.1 million. We expect to pay approximately $2.0 million during the next twelve months, and we therefore have included this amount in current liabilities. We expect to pay the remaining $2.1 million by fiscal 2007.

As shown in the table above, our restructuring and exit cost reserve at December 31, 2003 is principally comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges or reverse prior charges in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Depending on the impact of our integration of Frontstep, market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring and exit costs reserve as appropriate.

(11)	Commitments and Contingencies

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual Obligations (in thousands)
Debt	$19,250	$4,250	$15,000	$—	$—
Operating leases	12,798	4,818	7,525	428	27
Minimum royalty payments	995	695	240	60	—

Total	$33,043	$9,763	$22,765	$488	$27

Debt: The debt noted above is included in our Condensed Consolidated Balance Sheets. This debt includes $13.8 million for the term loan portion of our bank credit facility and $5.5 million for the revolving credit portion of our bank credit facility. Because the revolving credit facility matures in December 2005, it is included in the 1-3 Years column as this will be the “scheduled” payment date if management decides not to repay the outstanding balance prior to the maturity date. It is recorded as a current portion of long-term debt in our Condensed Consolidated Balance Sheets.

Leases: We are contractually obligated to make minimum lease payments on several operating leases. We lease office space, computer and office equipment and vehicles under operating leases, some of which contain renewal options and generally requires us to pay insurance, taxes and maintenance. The lease on our headquarters building includes scheduled base rent increases over the term of the lease. We charge to expense the total amount of the base rent payments using the straight-line method over the term of the lease. In addition, we pay a monthly allocation of the building’s operating expenses. We have recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease in March 1999. Total rental expense under all operating lease agreements was $0.6 million and $0.5 million for the three months ended December 31, 2003 and December 31, 2002. We recorded sub-lease income receipts of $185,000, and $165,000 for the three months ended December 31, 2003 and December 31, 2002.

Minimum royalty payments: We have certain relationships with third party solution providers whereby we sell their products in conjunction with our offerings. Under most agreements, we pay a royalty to the respective third party providers based upon the dollar volume of their products we sell. Under certain of these agreements, we owe minimum royalty payments on an annual basis.

(12)	Operating Segments and Geographic Information

We have three operating segments for which we evaluate our business and for which we have discrete financial information available. These operating segments include 1) software sales to customers in the manufacturing environment, 2) providing support services to the customers that purchase our software, and 3) providing implementation and other consulting services to customers that purchase our software. In evaluating financial performance, we focus on income (loss) from operations as a measure of a segment’s profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of certain corporate expenses. Operating profit is significant as it includes the revenue and related costs that apply to the individual segments. Interest, taxes and allocation of certain corporate expenses are not related specifically to the operating segments. We are including other operating costs, including marketing, product development, and general and administrative expenses in the presentation of reportable segment information because these expenses are not allocated separately to our operating segments. We do not utilize assets as a measure of a segment’s performance. Assets are reviewed at the enterprise level and thus are not included in our segment disclosure.

The following table includes interim financial information for the three months ended December 31, 2003 and 2002 related to our segments. The information presented below may not be indicative of results if the segment were an independent organization (in thousands).

	Software	Support	Implementation and Consulting	Other Operating Costs	Total
Three Months Ended December 31, 2003:
Revenues from unaffiliated customers	$11,693	$27,198	$4,144	$—	$43,035

Income (loss) from operations	$(3,046)	$19,083	$(628)	$(11,631)	$3,778

Interest income					40
Interest expense					(193)

Income before income tax expense					$3,625

Three Months Ended December 31, 2002:
Revenues from unaffiliated customers	$8,470	$20,894	$1,688	$—	$31,052

Income (loss) from operations	$(3,132)	$15,276	$(751)	$(9,175)	$2,218

Interest income					76
Interest expense					(46)

Income before income tax expense					$2,248

Our principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of North America include Europe, Middle East and Africa (EMEA), Asia Pacific and Latin America. In addition to the operating segments disclosed above, we regularly prepare and evaluate separate financial information for each of our principal geographic areas: 1) North America, 2) EMEA, 3) Asia Pacific and 4) Latin America . In evaluating financial performance, we focus on operating profit as a measure of a geographic area’s profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of certain corporate expenses. We include our corporate division in the presentation of geographical areas information because some of the income and expenses of this division are not allocated separately to the geographical areas. We have not allocated a portion of the product development costs of $3.5 million for three months ended December 31, 2003 and $3.5 million for the three months ended December 31, 2002, or administrative costs of $4.6 million for the three months ended December 31, 2003 and $3.5 million for the three months ended December 31, 2002 incurred in the United States to the other geographic areas for the three months ended December 31, 2003 and 2002.

The following table includes interim financial information for the three months ended December 31, 2003 and 2002 related to our geographic areas. The information presented below may not be indicative of results if the geographic areas were independent organizations (in thousands).

	North America	EMEA	Asia Pacific	Latin America	Corporate	Total
Three Months Ended December 31, 2003:
Revenues from unaffiliated customers	$31,717	$7,700	$2,828	$790	$—	$43,035

Income (loss) from operations	$3,121	$73	$545	$151	$(112)	$3,778

Interest income						40
Interest expense						(193)

Income before income tax expense						$3,625

Three Months Ended December 31, 2002:
Revenues from unaffiliated customers	$23,882	$4,962	$1,010	$1,198	$—	$31,052

Income (loss) from operations	$2,334	$621	$(216)	$450	$(971)	$2,218

Interest income						76
Interest expense						(46)

Income before income tax expense						$2,248

(13)	Recently Issued or Adopted Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended December 31, 2003 that were applicable to our operations.

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes contained in “Item 1. Financial Statements” in Part I of this report and our consolidated financial statements for the fiscal year ended September 30, 2003 filed with the SEC as part of our Annual Report on Form 10-K report for that fiscal year. The following discussion and analysis contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance” contained in the above-referenced Form 10-K. The cautionary statements made in that Form 10-K are applicable to all related forward-looking statements wherever they appear in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” in “Item 1. Business” of that Form 10-K.

Summary

We principally generate revenue from the licensing of software and the delivery of support and implementation services to mid-market discrete and batch-process manufacturing enterprises. Mid-market enterprises are generally those manufacturing operations which generate between $20 million and $1 billion in annual revenues. Our ability to maintain or grow our license or services revenue is dependent on a variety of factors including the capital spending of the mid-market manufacturers that we serve. Over the past three years there have been a number of events that have affected our target market. Beginning in 2000, there was a general economic slowdown, particularly in the manufacturing market which has resulted in reduced employment and capital spending in the U.S. manufacturing market and in other geographies. In addition, we continue to experience a general shift in manufacturing operations to lower cost geographies like Asia. While there have been some indications of economic improvement in the U.S. and other economies and some improvement in the overall manufacturing sector, there are still many customers in our market who remain hesitant to make significant capital investment.

Our revenue and operating profits improved in the three months ended December 31, 2003 compared to the same period last year. This increase was principally due to the addition of revenue was from the Frontstep business acquired in February 2003. Our revenues improved in all segments and main geographies. Our operating profits improved in the three months ended December 31, 2003 as compared to the same period last year due to our restructuring efforts over the past year, controlled spending, productivity improvements, and mix of revenues. Our restructuring efforts, principally personnel and leased office space reductions, lowered our direct and indirect cost of operations and improved company wide productivity. Our revenue mix in the three months ended December 31, 2003 favored our direct sales channel which has a lower associated direct costs.

For the three months ended December 31, 2003, we funded our operations principally from operating cash flows. Cash flow from operations came primarily from collections of receivables. Our operating cash flows were slightly negative in the three months ended December 31, 2003 due to the payment of accrued expenses and other current liabilities and the recognition of deferred license and service revenues. We believe that this does not constitute a trend in our operating cash flows. We also borrowed $1.5 million against our revolving credit line for working capital purposes.

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

On February 18, 2003, we acquired Frontstep, a manufacturing application solution provider with world-wide operations. Pursuant to the purchase agreement, we purchased of all of Frontstep’s shares in exchange for 4.2 million shares of MAPICS common stock, and we assumed $20.1 million of Frontstep’s debt as well as certain outstanding stock options and warrants. Frontstep shareholders received 0.300846 MAPICS shares for each share of Frontstep common stock held. Furthermore, we entered into a $30 million bank credit facility from which we borrowed $21.7 million on February 18, 2003, the proceeds of which we used to repay the Frontstep debt assumed in the business combination and certain related expenses. The Frontstep acquisition is more fully described in note (6) to the financial statements above.

As a result of the transaction, both MAPICS and Frontstep customers are served by a much larger manufacturing-focused global company that can leverage a larger combined customer base with complementary offerings and new sales channels. The combined company, which markets offerings from both companies under the MAPICS® brand, is leveraging MAPICS’ success on the IBM platform and Frontstep’s investment in delivering SyteLine 7 on Microsoft.NET while sustaining active product development for each. In addition, we believe the combined company is benefiting from a more balanced sales strategy with both larger direct and affiliate channels serving the global manufacturing market.

We have three operating segments for which we evaluate our business and for which we have discrete financial information available. These operating segments are “Software” which includes license revenue, “Support” which includes services to the customers that purchase our software and “Implementation and Consulting” which includes services to customers that purchase our software.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Summary

Our results of operations for the three months December 31, 2003 include the results of Frontstep. Our results for the comparative period prior to the February 18, 2003 acquisition date, including those for the three months December 31, 2002, do not include the results of Frontstep. The integration of the Frontstep operations into our operating structure was completed during the three months ended December 31, 2003.

For the three months ended December 31, 2003, we reported net income of $2.3 million, or $0.09 per share (diluted), compared to net income of $1.4 million, or $0.07 per share (diluted), for the three months ended December 31, 2002. For the three months ended December 31, 2003, total revenue increased $12.0 million or 38.6% from the year earlier quarter. Operating expenses increased $10.4 million or 36.1% for the three months ended December 31, 2003 compared to December 31, 2002.

Effective October 1, 2003, we amended our vacation policy for employees in North America to require these employees to utilize their vacation benefits in the period earned or such benefits will be forfeited. We expect this will result in certain expense reductions throughout fiscal 2004 as accrued vacation is consumed or forfeited. The amount of accrued vacation relating to our employees in North America at October 1, 2003 was $1.9 million.

The following table presents our statements of operations data as a percentage of total revenue for the three months ended December 31, 2003 and December 31, 2002:

	Three Months Ended December 31,
	2003	2002
Revenue:
License	27.2%	27.3%
Support services	63.2	67.3
Implementation and consulting services	9.6	5.4

Total revenue	100.0	100.0

Operating expenses:
Cost of license revenue	11.6	11.7
Cost of support services revenue	18.9	18.1
Cost of implementation and consulting services revenue	11.1	7.9
Selling and marketing	27.4	33.7
Product development	8.4	11.5
General and administrative	13.8	10.0

Total operating expenses	91.2	92.9

Income from operations	8.8	7.1
Interest income	0.1	0.2
Interest expense	(0.4)	(0.1)

Income before income tax expense	8.5	7.2

Income tax expense	3.1	2.7

Net income	5.4%	4.5%

Total Revenue

The following table shows license, support services and implementation and consulting services revenue for the three months ended December 31, 2003 and 2002 and the percentage change from the three months ended December 31, 2002.

	Three Months Ended
	December 31, 2003	Change %	December 31, 2002
Software sales revenue:
Contract activity	$9,212	18.3	$7,787
Recognized deferred license revenue, net	2,481	263.3	683

Total license revenue	11,693	38.1	8,470

Service revenue:
Support services	27,198	30.2	20,894
Implementation and consulting services	4,144	145.5	1,688

Total revenue	$43,035	38.6	$31,052

Total revenue for the three months ended December 31, 2003 increased by $12 million principally as a result of the Frontstep acquisition. Excluding revenue associated with the products acquired from the Frontstep acquisition, our total revenue decreased by $2.5 million compared to the three months ended December 31, 2002 due principally to a reduction in license and services revenue associated with the ERP for iSeries offerings. Most new customer transactions are licensing our acquired SyteLine 7 solution which is built on the latest Microsoft .Net technology platform and in many of those transactions, we deliver the implementation and consulting services. We have devoted a greater percentage of our sales and marketing efforts on these new offerings and, as a result, we have experienced some decline in our ERP for iSeries revenue stream. While we believe that the ERP for iSeries offering is well-suited for our target market and we will continue to sell strategic extensions to those customers, we anticipate that there will be growing acceptance of our SyteLine 7 offerings in the market. This will result in a greater shift in our revenue to our newly acquired products.

Software Sales Revenue

License Revenue: Total license revenue increased $3.2 million from the three months ended December 31, 2003 as compared to the three months ended December 31, 2002 as a result of the license revenue from acquired products from Frontstep. Revenue recognized from previously recorded time-based contracts was higher than the revenue recognized during the three months ended December 31, 2002. This $1.8 million net increase is attributable to higher licensing volume in our time-based contracts in the preceding twelve-month period. Revenue on products licensed on a perpetual basis increased $5.0 million in the three months ended December 31, 2003 compared to the three months ended December 31, 2002 due to the addition of the acquired Frontstep products. License volume on the MAPICS ERP for iSeries products declined $3.6 million in the three months ended December 31, 2003 compared to the same period last year. As mentioned above, we have devoted a greater percentage of our sales and marketing efforts on these new offerings and, as a result, we have experienced some decline in our ERP for iSeries revenue stream.

License volume for the three months ended December 31, 2003 included 262 transactions with an average contract price of $35,000 compared to 109 transactions in the three months ended December 31, 2002 with an average contract price of $71,000. The increase in the number of transactions is due to the inclusion of transactions from the acquired Frontstep product lines. The average contract price declined as a result of smaller transaction sizes from the Frontstep product lines concentrated in geographies with lower average selling prices plus a greater volume of sales of add-on products to existing customers.

Services Revenue

Support Services: Our support services revenue consists of annual license fees and annual support fees, which are typically paid in advance. The annual fees entitle the customer to receive twelve months of support services, as available. We record these annual fees as services revenue and recognize this revenue ratably over the term of the agreement. The increase in revenue from our support services for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002 was primarily due to the inclusion of $9.4 million in support services revenue from our acquired Frontstep products. Excluding the acquired Frontstep products, support services revenue for the three months ended December 31, 2003 declined $3.1 million compared to the three months ended December 31, 2002. The decline is due to a lower MAPICS ERP for iSeries support base caused by a decline in licensing volume for the iSeries solution and to a lesser extent reductions in supported users and applications for our iSeries products.

Implementation and Consulting Services: Our implementation and consulting services revenue is generated by our professional services organization, which may provide our customers with consulting and implementation services relating to our products and the products of our solution partners. The inclusion of Frontstep revenue for the three months ended December 31, 2003 compared to the three months ended December 31, 2002 favorably impacted our implementation and consulting services revenue. Our implementation and consulting revenues were more diversified across our operating geographies in the three months ended December 31, 2003 compared to the three months ended December 31, 2002 as a result of the inclusion of Frontstep implementation and consulting revenues. We generated $2.7 million, $0.9 million and $0.6 million in North America, EMEA and Asia Pacific, respectively, in the three months ended December 31, 2003. The majority of our implementation and consulting revenues were generated in North America in the same period last year.

Geographic Revenue Information

Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, (3) Asia Pacific and (4) Latin America. The following table shows the percentage of software license revenue, support services revenue, implementation and consulting services revenue and total revenue contributed by each of our primary geographic areas for the three months ended December 31, 2003 and 2002:

	License Revenue Three Months Ended December 31,		Support Revenue Three Months Ended December 31,		Implementation and Consulting Revenue Three Months Ended December 31,		Total Revenue Three Months Ended December 31,
	2003	2002	2003	2002	2003	2002	2003	2002
North America	71.8%	69.2%	75.9%	78.4%	64.5%	97.3%	73.7%	76.9%
EMEA	18.3	18.9	17.2	16.0	21.3	0.7	17.9	16.0
Asia Pacific	6.9	4.8	5.3	2.7	14.2	2.0	6.6	3.3
Latin America	3.0	7.1	1.6	2.9	—	—	1.8	3.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the three months ended December 31, 2003, total revenue in North America decreased as a percentage of total revenue compared to the three months ended December 31, 2002. The decrease is due to increasing revenues in both EMEA and Asia Pacific at a greater rate than in North America. The increase in international revenues is mostly due to growth in existing international operations and the inclusion of Frontstep, which added breadth to our international operations particularly in implementation and consulting revenue in EMEA and Asia Pacific and software license revenue in Asia Pacific. We believe that another contributing factor to the increase in Asia Pacific revenues is the economic growth in the region which is contributing to and being fueled by the continuing trend of increased multinational manufacturing presence and outsourcing to this region. Still another factor contributing to the increase in international revenues is the considerable weakening of the US dollar against the major European and Asian currencies. The Euro, British Pound Sterling and Japanese Yen were approximately 20%, 11% and 10% higher against the dollar, respectively, at December 31, 2003 as compared to December 31, 2002.

Additional information about our operations in these geographic areas is presented in note (12) of the notes to our condensed consolidated financial statements in this report.

Operating Expenses

Cost of Revenue

The following table shows cost of license revenue from software sales, cost of support service revenue and cost of implementation and consulting service revenue for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002 (in thousands).

	Three Months Ended
	December 31, 2003	Change %	December 31, 2002
Software sales revenue:
Cost of license revenue from software sales	$4,997	37.0	$3,647
Services revenue:
Cost of support services revenue	8,115	44.4	5,618
Cost of implementation and consulting services revenue	4,772	95.7	2,439

Total cost of revenue	$17,884	52.8	$11,704

Cost of License Revenue

Cost of license revenue increased for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The increase was due primarily to an increase of $1.4 million in capitalized software amortization from the previous period. The increase is partly due to the inclusion of $0.7 million of capitalized software amortization from the acquired Frontstep products. The remaining portion of the increase is due to a prospective change in the estimated remaining economic lives to a three-year life from a five-year life of certain of our insignificant product offerings. We performed a net realizable value test for all of our products lines at the end of fiscal year 2003 and found our future support services revenue to be sufficient to cover our estimable amortization over a five-year life. The MAPICS ERP for iSeries and MAPICS Syteline ERP products are being amortized over a five-year life. However, software is subject to rapid technological obsolescence and, as a result, future amortization periods for computer software costs could be shortened as a result of changes in technology in the future. Based on the current technology and market trends of our products, we prospectively changed the estimated remaining economic lives to a three-year life from a five-year life for certain product offerings that no longer generate significant license revenue.

Royalty expense was unchanged in the three months ended December 31, 2003 compared to the three months ended December 31, 2002 due to increased royalties on the Syteline product line offset by decreased royalty expenses on the MAPICS ERP for iSeries product line. The decline in iSeries royalties is due to lower license volume as described above. Royalties on the Syteline product are generally lower per dollar unit of license volume as compared to the MAPICS ERP for iSeries product line. We expect cost of license revenue to vary from period to period based on the mix of products licensed between internally developed products and royalty bearing products and the timing of computer software amortization costs.

Cost of Support Services Revenue

The increase in cost of support services revenue was due primarily to the inclusion of Frontstep cost of support services revenue in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The costs were higher in the three months ended December 31, 2003 compared to the three months ended December 31, 2002 due to an increase of $0.7 million in royalty costs, $1.3 million in compensation for additional support personnel to support additional customers and related support revenue as a result of the Frontstep acquisition, $0.2 million in amortization related to the maintenance contract intangible asset and $0.2 million in other direct support costs.

Cost of Implementation and Consulting Services Revenue

The increase in cost of implementation and consulting services revenue was due to the inclusion of Frontstep cost of implementation and consulting services revenue in the three months ended December 31, 2003. The increase in cost for the three months ended December 31, 2003 compared to the three months ended December 31, 2002 was due to a $1.6 million increase in compensation for additional service consultants due to the increase in implementation and consulting services revenues, $0.4 million increase in fees for professional service contractors used on certain engagements and $0.3 million increase in other direct implementation and consulting services costs.

Other Operating Expenses

The following table shows other operating expenses for the three months ended December 31, 2003 as compared to three months ended December 31, 2002 (in thousands).

	Three Months Ended
	December 31, 2003	Change %	December 31, 2002
Other Operating Expenses
Selling and marketing	$11,804	13.0	$10,450
Product development	3,630	1.5	3,576
General and administrative	5,939	91.3	3,104

Total other operating expenses	$21,373	24.8	$17,130

Selling and Marketing Expenses

Selling and marketing expenses increased by $1.4 million in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002, but decreased 6.3% as a percentage of total revenue over the same period. The dollar increase in selling and marketing expense was due to the inclusion of selling and marketing expenses of Frontstep in the three months ended December 31, 2003 compared to the three months ended December 31, 2002. Included in the overall increase is an increase of $2.2 million in compensation expense for the addition of selling and marketing personnel as a result of the Frontstep acquisition, primarily in North America and Asia Pacific, and an increase of $0.4 million in other selling and marketing costs. Slightly offsetting these increases was a decrease of $0.5 million in commissions paid to our affiliate network due to the higher mix of revenues coming from our direct sales channel as opposed to our affiliate channel and a decrease of $0.7 million in marketing program spending due to the synergies gained from the combination of the Frontstep and MAPICS marketing departments. We believe that affiliate commissions will fluctuate from period to period based on our product mix and the levels of sales by our affiliates and by our direct sales organization.

Product Development Expenses

The following table shows information about our product development expenses during the three months ended December 31, 2003 and December 31, 2002 (in thousands):

	Three Months Ended
	Three Months Ended December 31, 2003	Change %	December 31, 2003
Product development costs	$5,936	39.8	$4,245
Software translation costs	257	89.0	136

Total product development spending	6,193	41.4	4,381
Less:
Capitalized product development costs	(2,557)	240.9	(750)
Capitalized software translation costs	(6)	(89.1)	(55)

Total capitalized costs	(2,563)	218.4	(805)

Product development expenses	$3,630	1.5	$3,576

Total product development expense increased slightly in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002, but decreased 3.1% as a percentage of total revenues during the same comparable period. The slight increase in product development expense was the result of the increase in product development spending being reduced by an increase in capitalization of product development costs associated with products that have reached technological feasibility.

The increase in product development spending in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002 is due to an increase of $1.0 million in compensation costs primarily for the addition of developers related to the Frontstep acquisition, and an increase of $0.7 million in other product development costs. These increases were partially offset by the increase of $1.7 million in capitalization of development costs on development projects that have reached technological feasibility. These projects are related to the Frontstep acquired products and the addition of several other projects for new releases. Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period.

General and Administrative Expenses

Total general and administrative expenses increased $2.8 million for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002 and increased 3.8% as a percentage of total revenue during the same period. The increase principally consists of $0.9 million in compensation expense and $0.5 million in rent for the addition of general and administrative personnel and leased office space related to the Frontstep acquisition. The increase is also due to a $0.6 million increase in tax, audit and legal fees associated with the completion of the Form 8-K/A that was filed with the Securities and Exchange Committee during the quarter ended December 31, 2003. This increase was specific to the preparation and filing of the Form 8-K/A and is not indicative of usual levels of tax, audit and legal expenses. Additional increases included $0.5 million in provisions for bad debts and $0.3 million in other general and administrative expenses. The increase in the provision for bad debts is principally due to the increase in revenue during the three months ended December 31, 2003 as compared with the three months ended December 31, 2002. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Polices,” contained in our September 30, 2003 annual report on Form 10-K for discussion regarding our accounting policy for accounts receivable and allowance for doubtful accounts.

Other Income and Expense

Interest Income and Interest Expense

Interest income was $40,000 for the three months ended December 31, 2003, a decrease of $36,000 from the three months ended December 31, 2002. The decrease in interest income is related primarily to the decrease in investable cash in the three months ended December 31, 2003 as compared with the three months ended December 31, 2002.

Interest expense was $0.2 million, an increase of $0.1 million for the three months ended December 31, 2003 as compared with the three months ended December 31, 2002. Interest expense principally consists of 1) interest on our new credit facility based on our lender’s base rate or LIBOR plus a predetermined margin and 2) amortization of debt issuance costs.

Income Taxes

The reported income tax expense for the three months ended December 31, 2003 and 2002 was calculated based on our projected effective tax rate of 37.0%. The reported income tax expense differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense due to the impact of state and foreign income taxes.

At December 31, 2003, we estimate that we had federal net operating loss carryforwards of $39.9 million and research and experimentation and other credit carryforwards of $9.2 million. The NOLs and tax credits at December 31, 2003 expire between fiscal 2004 and fiscal 2020. The utilization of a significant portion of the NOL’s and tax credits is limited on an annual basis due to various changes in ownership of MAPICS, Frontstep and a previously acquired company, Pivotpoint, Inc. We do not believe that these limitations will significantly impact our ability to utilize MAPICS’, Frontstep’s and Pivotpoint’s NOLs and MAPICS’ and Pivotpoint’s tax credits before they expire. However, we estimate that these limitations will impact our ability to utilize Frontstep’s tax credits. As a result, a significant portion of these credits have been provided for in our valuation allowance in connection with the purchase price allocation of Frontstep. There have been no changes in the valuation allowance for the three months ended December 31, 2003 from the amount reported at September 30, 2003. We believe these NOL’s and tax credits will continue to result in cash savings in future periods as we use them to offset income taxes payable. In addition, we still retain additional uncertain favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and additional income tax benefits related to these tax attributes may be realized in future periods if and when they become certain. We have recorded the net deferred tax assets at the amount we believe is more likely than not to be realized.

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

The following tables show information about our cash flows during the three months ended December 31, 2003 and December 31, 2002 and selected balance sheet data as of December 31, 2003 and September 30, 2003.

	Summary of Cash Flows
	Three Months Ended December 31,
	2003	2002
Net cash provided by (used for) operating activities	$(259)	$2,532
Net cash used for investing activities	(2,983)	(1,787)
Net cash provided by financing activities	2,343	203
Effect of exchange rate changes on cash	142	19

Net increase (decrease) in cash and cash equivalents	$(757)	$967

	Balance Sheet Data
	December 31, 2003	September 30, 2003
	(In thousands)
Cash and cash equivalents	$20,603	$21,360
Working capital (deficit)	(38,080)	(40,670)

Operating Activities

We had net cash used by operations of $0.3 million for the three months ended December 31, 2003 as compared with net cash provided by operations of $2.5 million in the three months ended December 31, 2002. The slightly negative use of cash from operations was due to the $8.8 million negative impact on operating cash flows associated with changes in operating assets and liabilities offset by an $8.5 million positive impact on operating cash flows from non-cash items. Significant non-cash items include $4.2 million in depreciation and amortization expenses, a $1.4 million decrease in deferred tax assets due to changes in temporary differences, a $2.3 million increase from net income and a $0.7 million addition to the bad debt provision primarily related to increase in general sales volume.

Changes in operating assets offset the positive impact of non-cash items. Significant changes in operating assets and liabilities affecting cash flows after inclusion of asset and liability additions from the Frontstep acquisition included a $7.5 million decrease in accounts payable and accrued liabilities, a $8.1 million decrease due to the recognition of deferred service and license revenue, and a $1.2 million decrease in the restructuring reserve due to payment of office space and severance related accruals. These decreases in operating cash were partially offset by operating cash inflows due to a $4.8 million decrease in accounts receivable due to collections of outstanding balances and $3.1 million due to the recognition of prepaid expense, deferred royalties and deferred commissions. The $0.3 million cash used for operating activities in the current period is primarily related to an approximate $2.3 million increase in payments of annual and quarterly employee bonuses related to fiscal 2003 as compared to payments related to fiscal 2002. We believe the cash used by operating activities in the quarter ended December 31, 2003 does not constitute a trend.

Investing and Financing Activities

Net cash used for investing activities for the three months ended December 31, 2003 relates to the capitalization of $2.6 million in computer software costs associated with products that have reached technological feasibility and $0.4 million in purchases of fixed assets. The $1.8 million increase in capitalized software in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002 relates principally to the addition of the Syteline product line.

Net cash provided by financing activities for the three months ended December 31, 2003 relates to the cash inflows of $1.8 million from employee exercises of stock options, $0.3 million in employee stock purchases, $1.5 million in borrowings against our revolving line of credit which were offset by a $1.3 million scheduled repayment of our long-term debt. We experienced significant cash inflow from employee exercises of stock options in December 31, 2003 after we filed our Form 8-K/A containing certain pro-forma financial information related to the Frontstep acquisition. Prior to that filing, optionees were not allowed to sell shares in the open market because the registration statement underlying those shares was deemed ineffective since the pro-forma financial information had not been filed.

We borrowed $1.5 million against our $12.5 million revolving credit facility in the three months ended December 31, 2003 for use in normal operating activities. After the borrowing, we had a balance outstanding of $5.5 million and an unused available balance of $7.0 million at December 31, 2003. At December 31, 2003, the interest rate on our term loan, including the lender’s margin, was 3.65%. At December 31, 2003, the interest rate on the revolving credit portion of the bank credit facility, including the lender’s margin, was 3.62%. At December 31, 2003, we were in compliance with our debt covenants.

On July 31, 2002, we announced that our board of directors approved a plan to repurchase up to 10.0 million shares of our outstanding common stock in light of our stock price and liquidity position. Purchases are expected to be made from time to time, depending on market conditions, in private transactions as well as in the open market at prevailing market prices. We did not repurchase any shares of our outstanding commons stock during the three months ended December 31, 2003.

We do not have any current plans or commitments for any significant capital expenditures.

We believe that cash and cash equivalents on hand as of December 31, 2003, together with cash flows from operations and available borrowings under our bank credit facility will be sufficient to fund our operations for at least the next 12 months. This forward-looking statement, however, is subject to all of the risks and uncertainties detailed in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Future Performance” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. If cash generated from operations during this period is less than we expect or if we need additional financing after December 31, 2004, we may need to increase our bank credit facility or to undertake equity or debt offerings. We may be unable to obtain such financing on favorable terms, if at all.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet arrangements or financing arrangements with related parties, persons who were previously related parties, or any other parties who might be in a position to negotiate arrangements with us other than on an arms-length basis.

Restructuring and Exit Cost Reserves

During fiscal 2002 and 2003, we incurred restructuring and exit costs for which we still hold a restructuring and exit cost reserve. In fiscal 2002, we announced a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% as well the abandonment of excess office space.

During fiscal year 2003, we recorded exit costs of $8.0 million relating to the Frontstep acquisition, of which $6.2 million were included in the cost of the acquisition and recorded in the purchase price allocation. The remaining $1.8 million in exit costs were recorded as restructuring costs in our statement of operations. During the three months ended December 31, 2003, we recorded a net adjustment of $0.9 million to decrease the restructuring reserve for abandonment of office space as a result of securing a buy out agreement for a vacated property for which we had previously reserved in the purchase price of Frontstep. Additionally, during the three months ended December 31, 2003, we recorded a net increase of $0.1 million to the restructuring reserve primarily for employees that were part of the fiscal 2003 work force reduction that were notified of termination after September 30, 2003.

The major components of the restructuring and exit cost reserve at December 31, 2003 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Other	Total
Fiscal 2002 Restructuring Activities
Balance at September 30, 2003	$2,789	$—	$—	$2,789
Less: cash payments	(115)	—	—	(115)

Balance at December 31, 2003—fiscal 2002 activities	$2,674	$—	$—	$2,674

Fiscal 2003 Restructuring Activities
Balance at September 30, 2003 – included in purchase price of Frontstep	$2,004	$427	$188	$2,619
Exit costs	(921)	—	—	(921)
Less: cash payments	(344)	(136)	(113)	(593)
Less: fixed asset writedown	(37)	—	—	(37)

Balance at December 31, 2003	$702	$291	$75	$1,068

Balance at September 30, 2003 – included in restructuring cost	$—	$881	$—	$881
Exit costs	—	112	—	112
Less: cash payments	—	(613)	—	(613)

Balance at December 31, 2003	$—	$380	$—	$380

Balance at December 31, 2003—fiscal 2003 activities	$702	$671	$75	$1,448

Total restructuring reserve at December 31, 2003	$3,376	$671	$75	$4,122

We expect future cash expenditures related to these restructuring activities to be approximately $4.1 million. We expect to pay approximately $2.0 million during the next twelve months, and we therefore have included this amount in current liabilities. We expect to pay the remaining $2.1 million by fiscal 2007.

As shown in the table above, our restructuring and exit cost reserve at December 31, 2003 is principally comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges or reverse prior charges in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Depending on market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring and exit costs reserve as appropriate.

Contractual Obligations and Contingent Liabilities and Commitments

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual Obligations (in thousands)
Debt	$19,250	$4,250	$15,000	$—	$—
Operating leases	12,798	4,818	7,525	428	27
Minimum royalty payments	995	695	240	60	—

Total	$33,043	$9,763	$22,765	$488	$27

Debt: The debt noted above is included in our Condensed Consolidated Balance Sheets. This debt includes $13.8 million for the term loan portion of our bank credit facility and $5.5 million for the revolving credit portion of our bank credit facility. Because the revolving credit facility matures in December 2005 it is included in the 1-3 Years column as this will be the “scheduled” payment date if management decides not to repay the outstanding balance prior to the maturity date. It is recorded as a current portion of long-term debt in our Condensed Consolidated Balance Sheets.

Leases: We are contractually obligated to make minimum lease payments on several operating leases. We lease office space, computer and office equipment and vehicles under operating leases, some of which contain renewal options and generally require us to pay insurance, taxes and maintenance. The lease on our headquarters building includes scheduled base rent increases over the term of the lease. We charge to expense the total amount of the base rent payments using the straight-line method over the term of the lease. In addition, we pay a monthly allocation of the building’s operating expenses. We have recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease in March 1999. Total rental expense under all operating lease agreements was $0.6 million and $0.5 million for the three months ended December 31, 2003 and December 31, 2002. We recorded sub-lease income receipts of $185,000, and $165,000 for the three months ended December 31, 2003 and December 31, 2002.

Minimum royalty payments: We have certain relationships with third party solution providers whereby we sell their products in conjunction with our offerings. Under most agreements, we pay a royalty to the respective third party providers based upon the dollar volume of their products we sell. Under certain of these agreements, we owe minimum royalty payments on an annual basis.

Application of Critical Accounting Policies

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Polices,” contained in our September 30, 2003 annual report on Form 10-K for discussion regarding the application of critical accounting policies.

Recently Issued or Adopted Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended December 31, 2003 that were applicable to our operations.

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

Interest Rate Sensitivity

At December 31, 2003, the interest rate on our term loan, including the lender’s margin, was 3.65%. At December 31, 2003, the interest rate on the revolving credit portion of the bank credit facility, including the lender’s margin, was 3.62%. We prepared a sensitivity analysis of our interest rate exposures from anticipated levels of financing for the three months ended December 31, 2003 to assess the impact of hypothetical changes in interest rates. Based upon our analysis, a 10% adverse change in the LIBOR rate from December 31, 2003 rates would not have a material adverse effect on the fair value of our debt instrument and would not materially affect our results of operations, financial condition or cash flows.

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

From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We incurred net foreign currency transaction gains of $0.1 million and $0.2 million for the three months ended December 31, 2003 and December 31, 2002, mostly due to transactions within EMEA. We did not have any open forward exchange contracts or options or other trading financial instruments with foreign exchange risk at December 31, 2003 or December 31, 2002. At December 31, 2003, we had the following non-trading other financial instruments denominated in currencies other than the U.S. dollar (in thousands of U.S. dollars):

Cash and cash equivalents	$2,594
Trade accounts receivable (a)	$11,873
Trade accounts payable	$3,409

(a)	Approximately $7.3 million of this amount is denominated in euros, pounds sterling or yen.

As our foreign operations increase, our business, financial condition and results of operations could be adversely affected by future changes in foreign currency exchange rates. For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance—Our international operations subject us to a number of risks that could substantially hinder our future growth and current results” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Inflation

Although we cannot accurately determine the amounts attributable thereto, we have been affected by inflation, through increased costs of employee compensation and other operation expenses. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. Additionally, most of our customer agreements provide for annual increases in charges.

ITEM 4:	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities and Exchange Act of 1934) as of December 31, 2003, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date in timely alerting our management, including our Chief Executive Officer and our Chief Financial Officer, to material changes in information required to be included in our periodic Securities and Exchange Commission filings.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are not required at this time to provide the information specified in Item 308(a) and (b) of the SEC’s Regulation S-K regarding an annual report by management on our internal control over financial reporting or an attestation report by our independent accountants with regard thereto.

PART II: OTHER INFORMATION

ITEM 5:	Other Information

Quarterly Stock Options Disclosures

At September 30, 2003, we had stock options or shares of common stock outstanding under eight stock option plans and an employee stock purchase plan, described below.

The 1998 Long-Term Incentive Plan. The MAPICS, Inc. 1998 Long-Term Incentive Plan, or 1998 LTIP, allows us to issue up to 6,000,000 shares of common stock through various stock-based awards to our directors, officers, employees and consultants. The stock-based awards can be in the form of (a) incentive stock options, or ISOs, or non-qualified stock options; (b) stock appreciation rights; (c) performance units; (d) restricted stock; (e) dividend equivalents; and (f) other stock based awards. In general, the exercise price specified in the agreement relating to each ISO granted under the 1998 LTIP is required to be not less than the fair market value of the common stock as of the date of grant.

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

The Directors Plan. The MAPICS, Inc. 1998 Non-Employee Director Stock Option Plan allows us to issue non-qualified stock options to purchase up to 460,000 shares of common stock to eligible members of our board of directors who are neither our employees nor our officers. In general, the exercise price specified in the agreement relating to each non-qualified stock option granted under the Directors Plan is required to be the fair market value of the common stock at the date of grant. Subject to specific provisions, stock options granted under the Directors Plan become exercisable in various increments over a period of one to four years, provided that the optionee has continuously served as a member of the board of directors through the vesting date. The stock options granted under the Directors Plan expire ten years from the date of grant.

The Directors Incentive Plan. The 1998 Non-Employee Directors Stock Incentive Plan provides for the issuance of common stock, deferred rights to receive common stock and non-qualified stock options to purchase up to 160,000 shares of common stock to eligible members of our board of directors who are neither our employees nor our officers.

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

Additional Stock Option Grants. During prior fiscal years, the board of directors authorized the issuance of stock options to purchase 25,260 shares of common stock, which we granted outside of the existing stock option plans. As of December 31, 2003, 13,695 of these options are still available for exercise.

Except for the look-back options issued under the 2000 ESPP, all stock options granted under our stock-based compensation plans, as well as those stock options granted outside our stock-based compensation plans, were granted at exercise prices not less than the fair market value of the common stock at the date of grant.

Option Grants As of December 31, 2003

The following table provides information regarding option grants to the named executive officers as a percentage of total options granted and total shares outstanding during fiscal 2002, fiscal 2003 and the three months ended December 31, 2003.

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Net grants during the period as a % of outstanding shares	5.1%	4.1%	0.0%
Grants to named executive officers (1) during the period as a % of total options granted	23.8	5.8	0.0
Grants to named executive officers during the period as a % of outstanding shares	1.2	0.2	0.0
Cumulative options held by named executive officers as a % of total options outstanding	24.6%	24.5%	25.9%

(1)	As defined in the captions “Proposal 1—Election of Directors—Director Compensation,” “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors” and “Stock Performance Graphs” in the proxy statement.

Summary of Option Activity

As of December 31, 2003

The following table reflects the activity and historical weighted average exercise prices of our stock options for the indicated periods from October 1, 2002 through December 31, 2003.

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding at September 30, 2002	5,270,116	$9.25
Granted (1)	1,062,438	12.25
Exercised	(22,350)	4.11
Canceled/expired	(832,358)	14.28

Outstanding at September 30, 2003	5,477,846	9.12
Granted (2)	1,708	—
Exercised	(232,386)	7.91
Canceled/expired	(139,516)	11.70

Outstanding at December 31, 2003	5,107,652	$9.12

(1)	Includes 542,258 options assumed as part of the Frontstep acquisition.

(2)	Comprised of deferred stock awards to directors.

In-the-Money and Out-of-the-Money Option Information

	As of December 31, 2003
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	2,691,414	$8.18	1,579,066	$6.37	4,270,480	$7.51
Out-of-the-Money(1)	704,937	17.28	132,235	17.66	837,172	17.34

Total options outstanding	3,396,351	10.07	1,711,301	7.24	5,107,652	9.12

(1)	Out-of-the-Money options are those options with an exercise price equal or above the closing price of $13.09 at December 31, 2003.

Option Grants to Named Executive Officers

Year to Date, As of December 31, 2003

There were no stock option grants during the three months ended December 31, 2003 to the named executive officers pursuant to our 1998 LTIP.

Aggregated Option Exercises and Remaining Option Values

Year to Date, As of December 31, 2003

The following table sets forth information regarding:

•	the number of shares of common stock received upon any exercise of options by the named executive officers during fiscal 2004;

•	the net value realized upon any exercise (the difference between the option exercise price and the sale price);

•	the number of unexercised options held at December 31, 2003; and

•	the aggregate dollar value of unexercised options held at December 31, 2003.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2003(#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at December 31, 2003 Exercisable/Unexercisable
Richard C. Cook	—(a)	—(a)	468,350/138,750	$2,391,037/$846,563
Peter E. Reilly	—	—	191,250/93,750	1,366,188/624,188
Michael J. Casey	—	—	120,000/145,000	787,675/935,925
Martin D. Avallone	—	—	128,950/38,750	$373,445/$236,158

(a)	On November 24, 2003, we cancelled and cashed out an expiring option for 20,000 shares from Mr. Cook for $92,910. At the time of the cancellation, Mr. Cook was not allowed to sell the shares in the open market because the registration statement underlying those shares was ineffective due to the fact that the company had not yet filed certain pro-forma financial information related to the Frontstep acquisition. Mr. Cook agreed to surrender this option to us in exchange for payment of the difference between the trailing 20 day average closing price of the stock as reported by NASDAQ and the exercise price of the stock option. The proceeds will be reported as other compensation to Mr. Cook.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2003.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:
MAPICS, Inc. Amended and Restated 1998 Long-Term Incentive Plan	3,478,101		$8.42	1,729,142
MAPICS, Inc. Amended and Restated 1998 Non- Employee Directors Stock Option Plan	274,250		9.71	185,000
MAPICS, Inc. Amended and Restated 1998 Non-Employee Directors Stock Incentive Plan	51,499	(1)	9.37	69,548
Marcam Corporation 1987 Stock Plan	52,997		7.79	—
Marcam Corporation 1994 Stock Plan	1,063,779		9.76	—
Frontstep, Inc. Non-Qualified Stock Option Plan for Key Employees (1992)	106,693		16.78	—
Frontstep, Inc. 1999 Non-Qualified Stock Option Plan for Key Employees	66,638		14.12	—
MAPICS, Inc. 2000 Employee Stock Purchase Plan	N/A		N/A	216,491
Equity Compensation Plans Not Approved by Shareholders	13,695		7.88	—

Total	5,107,652			2,200,181

(1)	The amount shown includes 27,967 rights to deferred shares.

In connection with our 1992 acquisition of Bryce Business Systems, we issued options to acquire a total 24,060 shares of our common stock to the owners of Bryce. The issuance of the options and related option shares was approved by our board of directors but was not required to be submitted to our shareholders for approval. Options for 10,365 of those shares were granted on October 1, 1992 at an exercise price of $15.39 per share and expired on September 30, 2002 unexercised. Options for the remaining 13,695 shares were granted on August 29, 1995 at an exercise price of $7.88 per share. These options are fully vested and expire on August 28, 2005. The underlying shares remain available for issuance if the options are exercised.

ITEM 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amended and Restated Change of Control Employment Agreement by and Between MAPICS, Inc. and Richard C. Cook dated as of December 31, 2003

10.2	Amended and Restated Change of Control Employment Agreement by and Between MAPICS, Inc. and Martin D. Avallone dated as of December 31, 2003

10.3	Amended and Restated Change of Control Employment Agreement by and Between MAPICS, Inc. and Peter E. Reilly dated as of December 31, 2003

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13c-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d- 14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This Exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as a part of this Report.

(b)	Reports on Form 8-K

On October 30, 2003, we filed a Current Report on Form 8-K reporting under Item 9 and 12 that on October 30, 2003 we issued a press release reporting on our financial results for the quarter and year ended September 30, 2003.

On December 12, 2003, we filed a Current Report on Form 8-K/A amending our Current Report on Form 8-K dated February 19, 2003 to include the financial information required by Item 7(a) and Item 7(b) of Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2004

MAPICS, Inc.

By:	/S/ Michael J. Casey

Michael J. Casey Vice President of Finance, Chief Financial Officer, and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)