Form 10-Q
period 2004-03-31
MAPICS INC
filed 2004-05-11
CIK 848551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of the registrant’s common stock outstanding at May 5, 2004 was 23,777,380.

MAPICS, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2004

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2004 (Unaudited)	September 30, 2003
Current assets:
Cash and cash equivalents	$24,987	$21,360
Accounts receivable, net of allowances of $3,971 at March 31, 2004 and $4,656 at September 30, 2003	35,981	40,745
Deferred royalties expense	7,162	7,596
Deferred commissions expense	6,830	7,077
Prepaid expenses and other current assets	4,364	5,291
Deferred income taxes, net	3,886	8,061

Total current assets	83,210	90,130
Non-current assets:
Property and equipment, net	5,402	5,951
Computer software costs, net	29,592	29,231
Intangible assets, net	6,830	7,742
Goodwill	42,622	41,966
Non-current deferred income taxes, net	18,084	15,517
Other non-current assets, net	1,841	2,384

Total assets	$187,581	$192,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,250	$9,500
Accounts payable	8,952	10,073
Accrued expenses and other current liabilities	29,149	31,626
Restructuring and exit costs, current	1,453	4,272
Deferred license revenue	13,864	16,578
Deferred services revenue	58,613	58,751

Total current liabilities	120,281	130,800
Non-current liabilities:
Long-term debt	6,000	9,500
Restructuring and exit costs, non-current	2,097	2,017
Other non-current liabilities	807	954

Total liabilities	129,185	143,271

Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized
Series D convertible preferred stock, 100 shares issued and outstanding (liquidation preference of $7,536 at March 31, 2004 and $9,420 at September 30, 2003)	100	125
Series E convertible preferred stock, 50 shares issued and outstanding (liquidation preference of $3,768 at March 31, 2004 and September 30, 2003)	50	50
Common stock, $0.01 par value; 90,000 shares authorized, 24,652 shares issued and 23,768 shares outstanding at March 31, 2004; 24,652 shares issued and 22,956 shares outstanding at September 30, 2003	272	247
Additional paid-in capital	94,769	94,384
Accumulated deficit	(24,785)	(29,182)
Restricted stock compensation	(1,682)	(2,075)
Accumulated other comprehensive loss	(699)	(345)
Treasury stock-at cost, 884 shares at March 31, 2004 and 1,696 shares at September 30, 2003	(9,629)	(13,554)

Total shareholders’ equity	58,396	49,650

Total liabilities and shareholders’ equity	$187,581	$192,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenue:
License	$11,656	$10,318	$23,349	$18,788
Support services	27,695	24,576	54,893	45,470
Implementation and consulting services	4,646	3,189	8,790	4,877

Total revenue	43,997	38,083	87,032	69,135

Operating expenses:
Cost of license revenue	4,385	4,552	9,382	8,199
Cost of support services revenue	8,225	7,208	16,340	12,826
Cost of implementation and consulting services revenue	5,365	4,550	10,137	6,989
Selling and marketing	12,799	13,238	24,603	23,688
Product development	3,957	4,734	7,587	8,310
General and administrative	5,406	5,773	11,345	8,877
Restructuring charge	404	250	404	250

Total operating expenses	40,541	40,305	79,798	69,139

Income (loss) from operations	3,456	(2,222)	7,234	(4)

Other:
Interest income	44	68	84	144
Interest expense	(255)	(172)	(448)	(218)

Income (loss) before income tax expense (benefit)	3,245	(2,326)	6,870	(78)

Income tax expense (benefit)	1,132	(863)	2,473	(31)

Net income (loss)	$2,113	$(1,463)	$4,397	$(47)

Net income (loss) per common share (basic)	$0.09	$(0.07)	$0.19	$—

Weighted average number of common shares outstanding (basic)	23,424	20,435	23,211	19,400

Net income (loss) per common share (diluted)	$0.08	$(0.07)	$0.17	$—

Weighted average number of common shares and common equivalent shares outstanding (diluted)	26,054	20,435	25,990	19,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,397	$(47)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,368	1,214
Amortization of computer software costs	5,377	3,417
Amortization of intangible assets	912	470
Amortization of debt issue costs	135	85
Provision for bad debts	1,300	1,447
Deferred income taxes	1,649	(1,474)
Other non-cash items, net	283	316
Changes in operating assets and liabilities:
Accounts receivable	3,678	7,764
Deferred royalties	464	1,723
Deferred commissions	268	710
Prepaid expenses and other current assets	1,024	1,087
Other non-current assets	411	279
Accounts payable	(1,268)	38
Accrued expenses and other current liabilities	(4,103)	(1,997)
Restructuring reserve, current and non-current	(1,827)	(26)
Deferred license revenue	(2,792)	(1,755)
Deferred service revenue	(531)	(3,456)
Other non-current liabilities	(138)	(291)

Net cash provided by operating activities	10,607	9,504

Cash flows from investing activities:
Purchases of property and equipment	(820)	(1,192)
Additions to computer software costs	(5,733)	(1,981)
Acquisition related costs	—	(2,677)

Net cash used for investing activities	(6,553)	(5,850)

Cash flows from financing activities:
Proceeds from stock options exercised	3,929	97
Proceeds from employee stock purchases	264	195
Proceeds from revolving credit facility	1,500	6,700
Proceeds from term loan	—	15,000
Acquisition of treasury stock	—	(9)
Principal repayments of revolving credit facility	(3,750)	(2,700)
Principal repayments of long-term debt	(2,500)	—
Principal repayments of acquired debt	—	(20,057)
Payment of debt issue costs	(34)	(690)

Net cash provided by financing activities	(591)	(1,464)

Effect of exchange rate changes on cash	164	81

Net increase in cash and cash equivalents	3,627	2,271
Cash and cash equivalents at beginning of period	21,360	23,661

Cash and cash equivalents at end of period	$24,987	$25,932

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

(2) Stock-Based Compensation

As permitted by SFAS No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123 as amended by SFAS 148. We did not record stock-based compensation expense related to outstanding stock options in the three or six months ended March 31, 2004 and 2003, as all options granted under our plans had an exercise price equal to fair market value at the grant date.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$2,113	$(1,463)	$4,397	$(47)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	643	1,502	1,437	2,556

Pro forma net income (loss)	$1,470	$(2,965)	$2,960	$(2,603)

Earnings (loss) per share:
Basic – as reported	$0.09	$(0.07)	$0.19	$—
Basic – pro forma	$0.06	$(0.14)	$0.13	$(0.13)
Diluted – as reported	$0.08	$(0.07)	$0.17	$—
Diluted – pro forma	$0.06	$(0.14)	$0.11	$(0.13)

(3) Revenue Recognition

We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position (SOP) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions’,” SAB 101, “Revenue Recognition in Financial Statements,” SAB 104, “Revenue Recognition,” and AICPA Technical Practice Aid (TPA) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

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

The following table presents the calculations of basic and diluted net income per common share or common share equivalent (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Basic net income (loss) per common share:
Net income (loss)	$2,113	$(1,463)	$4,397	$(47)

Weighted average common shares outstanding	23,424	20,435	23,211	19,400

Basic net income (loss) per common share	$0.09	$(0.07)	$0.19	$—

Diluted net income (loss) per common share:
Net income (loss)	$2,113	$(1,463)	$4,397	$(47)

Weighted average common shares outstanding	23,424	20,435	23,211	19,400
Common share equivalents:
Convertible preferred stock	1,500	—	1,507	—
Common stock options and unvested restricted stock	1,097	—	1,235	—
Stock warrants	33	—	37	—

Weighted average common shares and common equivalent	26,054	20,435	25,990	19,400

Diluted net income (loss) per common share	$0.08	$(0.07)	$0.17	$—

Because their inclusion would have an antidilutive effect on net income (loss) per share, we excluded the average number of common share equivalents listed below from the computation of diluted net income (loss) per share for the three months and six months ended March 31, 2003.

	For the Periods Ended March 31, 2003
	Three Months	Six Months
Common share equivalents:
Convertible preferred stock	1,750	1,750
Common stock options	331	288

Total	2,081	2,038

(5) Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$2,113	$(1,463)	$4,397	$(47)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	(120)	14	(354)	60

Comprehensive income (loss)	$1,993	$(1,449)	$4,043	$13

(6) Acquisition of Frontstep, Inc.

On February 18, 2003, we acquired Frontstep, Inc, a business software and services provider for mid-sized manufacturing companies headquartered in Columbus, Ohio. The combined company markets offerings from both companies under the MAPICS® brand. The combined company is leveraging MAPICS’ success on the IBM platform and Frontstep’s investment in delivering SyteLine 7 on Microsoft.NET while sustaining active product development for each. In addition, we believe the combined company is benefiting from a more balanced sales strategy, with both larger direct and affiliate channels serving the global manufacturing market.

Pursuant to the terms of the merger agreement, shareholders of Frontstep received, in the aggregate, 4.2 million shares of MAPICS common stock in exchange for all of the outstanding Frontstep shares. We assumed Frontstep’s outstanding debt of $20.1 million as well as certain outstanding stock options and warrants. We accounted for the acquisition as a purchase under the guidance of SFAS No. 141, “Business Combinations.” Accordingly, the results of operations of Frontstep for the period from February 18, 2003 are included in the accompanying condensed consolidated financial statements.

We allocated the total purchase price to the net tangible assets and intangible assets acquired based on our estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including trade name and maintenance contracts, was based on management’s best estimate, which included a consultation and review with a third party appraiser. We allocated the balance of the total purchase price to goodwill.

The calculation of the total purchase price was as follows (in thousands):

Equity value of shares issued	$29,677
Fair value of vested options	951
Fair value of warrant	490
Direct transaction costs	2,347

Total purchase price	$33,465

The equity value of the shares issued was calculated based on an average price of $7.07 per share, which was derived by using the average of the price of MAPICS common stock for the 5 business days surrounding the date of measurement, November 24, 2002, in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” The date of measurement reflects the date the merger was announced. Direct transaction costs include our fees paid or accrued for professional services performed in connection with the acquisition of Frontstep.

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

The following allocation of the total purchase price reflects the fair value for the assets acquired and liabilities assumed as of March 31, 2004.

Amount
(In thousands)
Cash and cash equivalents	$59
Accounts receivable, net	17,247
Deferred royalties	2,358
Prepaid expenses and other current assets	960
Property and equipment	3,336
Computer software costs	12,550
Goodwill (a)	38,935
Other intangible assets (b)	5,756
Other non-current assets	679
Deferred income taxes, net	14,384
Current portion of long-term debt	(8,545)
Accounts payable	(7,719)
Accrued expenses and other current liabilities	(10,810)
Restructuring reserve and exit costs, current (c)	(5,136)
Deferred revenue	(18,949)
Long-term debt	(11,512)
Restructuring reserve and exit costs, non-current (c)	(128)

$33,465

(a)	None of the goodwill is deductible for income tax purposes.
(b)	Includes $0.9 million and $4.8 million for tradenames and maintenance contracts. Both intangible assets are subject to amortization over a weighted average useful life of five years.
(c)	Includes $5.3 million of restructuring liabilities related to real estate costs and severance incurred in connection with the acquisition, which is accounted for pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Pro Forma Information (Unaudited)

The following unaudited pro forma information presents our results of operations as if the acquisition had taken place on October 1, 2002 for the three and six months ended March 31, 2003 (in thousands, except per share data):

	Three Months Ended March 31, 2003	Six Months Ended March 31, 2003
	(Unaudited)
Total revenue	$43,347	$95,464
Net loss	$(14,134)	$(17,046)
Net loss per common share (basic)	$(0.62)	$(0.76)
Net loss per common share (diluted)	$(0.62)	$(0.76)
Weighted average number of common shares outstanding (basic)	22,722	22,654
Weighted average number of common shares outstanding (diluted)	24,722	24,654

These pro forma results of operations include adjustments to the historical financial statements of the combined companies and have been prepared for comparative purposes only. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated or which may result in the future.

(7) Income Taxes

The reported income tax expense for the six months ended March 31, 2004 and 2003 was calculated based on our projected effective tax rate of 36.0% and 39.7% respectively. The reported income tax expense differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense primarily due to the impact of state and foreign income taxes. For the three months ended March 31, 2004 and 2003 our reported income tax was calculated based upon our effective tax rate of 34.9% and 37.0% respectively. The reported income tax for the three months ended March 31, 2004 was essentially the same as our statutory rate of 35.0% as this was the rate required in the current quarter to adjust income tax expense to our full year projected effective tax rate. The reported income tax for the three months ended March 31, 2003 differs from our statutory rate primarily due to the impact of state and foreign income taxes.

At March 31, 2004, we estimate that we had federal net operating loss carryforwards of $43.5 million and research and experimentation and other credit carryforwards of $9.2 million. The NOLs and tax credits at March 31, 2004 expire between fiscal 2004 and fiscal 2020. The utilization of a significant portion of the NOLs and tax credits is limited on an annual basis due to various changes in ownership of MAPICS, Frontstep and a previously acquired company, Pivotpoint, Inc. We do not believe that these limitations will significantly impact our ability to utilize MAPICS’, Frontstep’s and Pivotpoint’s NOLs and MAPICS’ and Pivotpoint’s tax credits before they expire. However, we estimate that these limitations will impact our ability to utilize Frontstep’s tax credits. As a result, a significant portion of these credits have been provided for in our valuation allowance in connection with the purchase price allocation of Frontstep. There have been no changes in the valuation allowance for the three and six months ended March 31, 2004 from the amount reported at September 30, 2003. We believe these NOL’s and tax credits will continue to result in cash savings in future periods as we use them to offset income taxes payable. In addition, we still retain additional uncertain favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and additional income tax benefits related to these tax attributes may be realized in future periods if and when they become certain. We have recorded the net deferred tax assets at the amount we believe is more likely than not to be realized.

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

We include amortization of computer software costs in cost of license revenue in the statement of operations. Amortization of computer software costs was $2.4 million and $5.4 million for the three and six months ended March 31, 2004 as compared with $1.9 million and $3.4 million for the three and six months ended March 31, 2003. Amortization of computer software costs for the six months ended March 31, 2004 included $0.6 million for the prospective adjustment of the amortization lives from five to three years.

(9) Goodwill and Other Intangible Assets

Changes in Goodwill for the Six Months Ended March 31, 2004 (in thousands):

Balance as of September 30, 2003	$41,966
Adjustment of purchase price of Frontstep, Inc.	656

Balance as of March 31, 2004	$42,622

On February 18, 2003 we completed the acquisition of Frontstep. We allocated the total purchase price to the net tangible assets acquired based on our estimate of fair value at the date of the acquisition. The allocation of the total purchase price to tradenames, maintenance contracts and acquired technology was based on management’s best estimate, including consultation and review with a third party appraiser. We allocated the $389 million balance of the total purchase price to goodwill. See note (6) for further details on the acquisition.

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

Amortized Intangible Assets (in thousands):

	As of March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Installed customer base and affiliate network	$8,334	$(6,012)	$2,322
Maintenance contracts	4,847	(1,050)	3,797
Tradenames and trademarks	909	(198)	711

Total	$14,090	$(7,260)	$6,830

We acquired $5.8 million of identifiable intangible assets as part of the Frontstep acquisition. These assets consisted of a $0.9 million tradename and $4.8 million in maintenance contracts and are being amortized over the remaining estimated life. See note (6) for further details on the acquisition. The weighted average amortization lives of the acquired tradename and maintenance contracts is 5 years.

The $8.3 million of installed customer base and affiliate network relates to the $6.0 million MAPICS installed customer base intangible asset and the acquired $2.3 million Pivotpoint customer base intangible asset. The weighted average amortization lives of the installed customer base and affiliate network is 13 years. All of our intangible assets will be fully amortized by February 2008.

Aggregate Amortization Expense (in thousands):

	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
Aggregate amortization expense	$456	$912

Estimated Amortization Expense for the Fiscal Years Ended (in thousands):

September 30, 2004	$1,825
September 30, 2005	$1,825
September 30, 2006	$1,825
September 30, 2007	$1,621
September 30, 2008	$647

(10) Restructuring Costs and Exit Cost Reserve

In fiscal 2002, we announced a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% by June 30, 2002. The restructuring charge of $4.7 million during fiscal 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel. At March 31, 2004, we had $2.5 million remaining in our restructuring and exit cost reserve relating to fiscal 2002 activities.

During fiscal 2003, we recorded exit costs of $8.0 million relating to the Frontstep acquisition, of which $6.2 million were included in the cost of the acquisition and recorded in the purchase price allocation. The remaining $1.8 million in exit costs were recorded as restructuring costs in our statement of operations.

The total exit cost of $6.2 million during fiscal 2003 that was included in the Frontstep purchase price allocation included $3.3 million in abandonment of office space and related costs and $2.4 million in employee severance and related costs for approximately 85 employees from all areas of Frontstep. Additionally, exit costs included obligations remaining pursuant to a $0.5 million consulting agreement that was subsequently terminated on February 21, 2003. During the six months ended March 31, 2004, we recorded a net adjustment of $1.0 million to decrease the restructuring reserve for abandonment of office space as a result of securing buy out agreements for two vacated properties for which we had previously reserved in the purchase price of Frontstep.

We accounted for the remaining $1.8 million of exit costs during fiscal 2003 in restructuring costs in our statement of operations under the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” These costs included $2.1 million in employee severance and related costs for approximately 90 employees from all areas of the Company and a recovery of $0.3 million of a previous accrual for vacated space. During the six months ended March 31, 2004, we recorded an increase of $0.1 million to the restructuring reserve primarily for employees that were part of the fiscal 2003 work force reduction that were notified of termination after September 30, 2003. This increase was almost entirely offset by the reversal of a fiscal 2003 accrual for employees notified of termination but were retained as employees. At March 31, 2004, we have $0.7 million remaining in our restructuring and exit cost reserve relating to fiscal 2003 activities.

During the three and six months ended March 31, 2004, we recorded exit costs of $0.1 and $0.4 million primarily related to employee severance and related costs for approximately 25 employees from all areas in our North America and EMEA regions, of which $0.4 million was included in restructuring costs on our statement of operations. The work force reduction during the three and six months ended March 31, 2004 was done primarily as a measure to reduce costs. At March 31, 2004, we had $0.3 million remaining in our restructuring and exit cost reserve relating to activities during the six months ended March 31, 2004.

The major components of the restructuring and exit cost reserve at March 31, 2004 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Other	Total
Fiscal 2002 Restructuring Activities
Balance at September 30, 2003	$2,789	$—	$—	$2,789
Less: cash payments	(268)	—	—	(268)

Balance at March 31, 2004—fiscal 2002 activities	$2,521	$—	$—	$2,521

Fiscal 2003 Restructuring Activities
Balance at September 30, 2003 – included in purchase price of Frontstep	$2,004	$427	$188	$2,619
Exit costs	(1,030)	—	—	(1,030)
Less: cash payments	(493)	(173)	(188)	(854)
Less: fixed asset writedown	(37)	—	—	(37)

Balance at March 31, 2004	$444	$254	$—	$698

Balance at September 30, 2003 – included in restructuring cost	$—	$881	$—	$881
Exit costs	—	11	—	11
Less: cash payments	—	(864)	—	(864)

Balance at March 31, 2004	$—	$28	$—	$28

Balance at March 31, 2004—fiscal 2003 activities	$444	$282	$—	$726

Six Months Ended March 31, 2004 Restructuring Activities

Balance at September 30, 2003	$—	$—	$—	$—
Exit costs	64	441	—	505
Less: cash payments	—	(138)	—	(138)
Less: fixed asset write-down	(64)	—	—	(64)

Balance at March 31, 2004	$—	$303	$—	$303

Total restructuring reserve at March 31, 2004	$2,965	$585	$—	$3,550

We expect future cash expenditures related to these restructuring activities to be approximately $3.6 million. We expect to pay approximately $1.5 million during the next twelve months, and we therefore have included this amount in current liabilities. We expect to pay the remaining $2.1 million by fiscal 2007.

As shown in the table above, our restructuring and exit cost reserve at March 31, 2004 is principally comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges if operating results require us to further reduce our work force. Additionally, we could incur additional restructuring charges or reverse prior charges in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Depending on market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring and exit costs reserve as appropriate.

(11) Commitments and Contingencies

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual Obligations (in thousands)
Debt	$14,250	$8,250	$6,000	$—	$—
Operating leases	11,460	4,281	6,811	350	18
Minimum royalty payments	545	265	240	40	—

Total	$26,255	$12,796	$13,051	$390	$18

Debt: The debt noted above is included in our Condensed Consolidated Balance Sheets. This debt includes $12.5 million for the term loan portion of our bank credit facility and $1.8 million for the revolving credit portion of our bank credit facility. On April 22, 2004, we repaid the remaining $1.8 million outstanding balance of the revolving credit facility using cash. As such, the $1.8 million outstanding as of March 31, 2004, is included in the “Less than 1 Year” column as this is the “scheduled” payment date. It is recorded as a current portion of long-term debt in our Condensed Consolidated Balance Sheets. As of April 22, 2004, we had no outstanding balance on the revolving credit facility.

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

The following table includes interim financial information for the three and six months ended March 31, 2004 and 2003 related to our segments. The information presented below may not be indicative of results if the segment were an independent organization (in thousands).

	Software	Support	Implementation and Consulting	Other Operating Costs	Total
Three Months Ended March 31, 2004:
Revenues from unaffiliated customers	$11,656	$27,695	$4,646	$—	$43,997

Income (loss) from operations	$(3,388)	$19,470	$(719)	$(11,907)	$3,456

Interest income					44
Interest expense					(255)

Income before income tax expense					$3,245

Three Months Ended March 31, 2003:
Revenues from unaffiliated customers	$10,318	$24,576	$3,189	$—	$38,083

Income (loss) from operations	$(4,458)	$17,368	$(1,361)	$(13,771)	$(2,222)

Interest income					68
Interest expense					(172)

Loss before income tax benefit					$(2,326)

	Software	Support	Implementation and Consulting	Other Operating Costs	Total
Six Months Ended March 31, 2004:
Revenues from unaffiliated customers	$23,349	$54,893	$8,790	$—	$87,032

Income (loss) from operations	$(6,433)	$38,553	$(1,347)	$(23,539)	$7,234

Interest income					84
Interest expense					(448)

Income before income tax expense					$6,870

Six Months Ended March 31, 2003:
Revenues from unaffiliated customers	$18,788	$45,470	$4,877	$—	$69,135

Income (loss) from operations	$(7,590)	$32,644	$(2,112)	$(22,946)	$(4)

Interest income					144
Interest expense					(218)

Loss before income tax benefit					$(78)

Our principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of North America include Europe, Middle East and Africa (EMEA), Asia Pacific and Latin America. In addition to the operating segments disclosed above, we regularly prepare and evaluate separate financial information for each of our principal geographic areas: 1) North America, 2) EMEA, 3) Asia Pacific and 4) Latin America. In evaluating financial performance, we focus on operating profit as a measure of a geographic area’s profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of certain corporate expenses. We include our corporate division in the presentation of geographical areas information because some of the income and expenses of this division are not allocated separately to the geographical areas. We have not allocated a portion of the product development costs of $4.0 million and $7.6 million for three and six months ended March 31, 2004 and $4.7 million and $8.3 million for the three and six months ended March 31, 2003 incurred in the United States to the other geographic areas, We also have not allocated administrative costs of $5.4 million and $11.2 million for the three and six months ended March 31, 2004 and $5.8 million and $8.9 million for the three months ended March 31, 2003 incurred in the United States to the other geographic areas.

The following table includes interim financial information for the three and six months ended March 31, 2004 and 2003 related to our geographic areas. The information presented below may not be indicative of results if the geographic areas were independent organizations (in thousands).

	North America	EMEA	Asia Pacific	Latin America	Corporate	Total
Three Months Ended March 31, 2004:
Revenues from unaffiliated customers	$31,661	$8,231	$3,137	$967	$—	$43,997

Income (loss) from operations	$3,679	$(412)	$228	$365	$(404)	$3,456

Interest income						44
Interest expense						(255)

Income before income tax expense						$3,245

Three Months Ended March 31, 2003:
Revenues from unaffiliated customers	$28,346	$6,787	$1,992	$958	$—	$38,083

Income (loss) from operations	$(2,557)	$587	$(151)	$149	$(250)	$(2,222)

Interest income						68
Interest expense						(172)

Income before income tax benefit						$(2,326)

	North America	EMEA	Asia Pacific	Latin America	Corporate	Total
Six Months Ended March 31, 2004:
Revenues from unaffiliated customers	$63,379	$15,931	$5,965	$1,757	$—	$87,032

Income (loss) from operations	$6,800	$(339)	$774	$515	$(516)	$7,234

Interest income						84
Interest expense						(448)

Income before income tax expense						$6,870

Six Months Ended March 31, 2003:
Revenues from unaffiliated customers	$52,227	$11,749	$3,002	$2,157	$—	$69,135

Income (loss) from operations	$(1,945)	$1,959	$(368)	$600	$(250)	$(4)

Interest income						144
Interest expense						(218)

Income before income tax benefit						$(78)

(13) Recently Issued or Adopted Accounting Pronouncements

There were no accounting pronouncements issued during the six months ended March 31, 2004 that were applicable to our operations.

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

Summary

We principally generate revenue from the licensing of software and the delivery of support and implementation services to mid-market discrete and batch-process manufacturing enterprises. Mid-market enterprises are generally those manufacturing operations, that generate between $20 million and $1 billion in annual revenues. Our ability to maintain or grow our license or services revenue is dependent on a variety of factors, including the capital spending of the mid-market manufacturers that we serve. Over the past three years there have been a number of events that have affected our target market. Beginning in 2000, there was a general economic slowdown, particularly in the manufacturing market, which has resulted in reduced employment and capital spending in the U.S. manufacturing market and in other geographies. In addition, we continue to experience a general shift in manufacturing operations to lower cost geographies like Asia. We believe the indications of economic improvement in the U.S. and other geographic areas over the past year coupled with improvement in the overall manufacturing sector has begun to favorably impact our customers’ operations. We believe this has improved capital investment sentiment in several geographic areas. We further believe that the improved sentiment has favorably impacted our revenues for the three months ended March 31, 2004. While signs of improvement in the global economy and general improvements in the manufacturing sector are positive developments, we believe many of our customers are still hesitant with respect to capital investment decisions as their operations have just now begun to improve. Furthermore, while economic growth is evident in the U.S. and Asia Pacific, many European economies still face slow to stagnant growth. This will continue to be a challenge to our operations as we derive a significant portion of our revenues from this region.

Our revenue and operating profits improved in the three and six months ended March 31, 2004 compared to the same period last year. The increase in revenue and operating profits was principally due to the addition of revenue from the Frontstep business acquired in February 2003. Revenue from the Frontstep business is only reflected in our three and six months ended March 31, 2003 figures from the February 18, 2003 closing date through March 31, 2003. For the three and six months ended March 31, 2004, our revenues improved in all segments and major geographic areas as compared with the three and six months ended March 31, 2003. Our operating profits improved in the three and six months ended March 31, 2004 as compared to the same period last year due to our restructuring efforts over the past year, controlled spending, productivity improvements and mix of revenues. Our restructuring efforts reduced personnel and leased office space and lowered our direct and indirect cost of operations and improved company wide productivity. Our revenue mix in the three and six months ended March 31, 2004 favored our direct sales channel, which has a lower associated direct costs.

For the three and six months ended March 31, 2004, we funded our operations principally from operating cash flows. Cash flow from operations came primarily from collections of receivables and favorable operating results. Our operating cash flows showed significant improvement during the three and six months ended March 31, 2004 as compared with the three and six months ended March 31, 2003. We borrowed $1.5 million against our revolving credit line for working capital purposes in the six months ended March 31, 2004. We repaid $3.8 million of the revolving credit line and $2.5 million of our term loan in the six months ended March 31, 2004. The repayments were funded with cash from operations.

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

On February 18, 2003, we acquired Frontstep, a manufacturing application solution provider with worldwide operations. Pursuant to the purchase agreement, we purchased of all of Frontstep’s shares in exchange for 4.2 million shares of MAPICS common stock, and we assumed $20.1 million of Frontstep’s debt as well as certain outstanding stock options and warrants. Frontstep shareholders received 0.300846 MAPICS shares for each share of Frontstep common stock held. Furthermore, we entered into a $30 million bank credit facility from which we borrowed $21.7 million on February 18, 2003, the proceeds of which we used to repay the Frontstep debt assumed in the business combination and certain related expenses. The Frontstep acquisition is more fully described in note (6) to the financial statements.

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

We have three operating segments for which we evaluate our business and for which we have discrete financial information available. These operating segments are “Software” which includes license revenue, “Support” which includes maintenance and usage services to the customers that purchase our software and “Implementation and Consulting” which includes other professional services to customers that purchase our software.

Results of Operations

Three and Six Months Ended March 31, 2004 Compared to Three and Six Months Ended March 31, 2003

Summary

Our results of operations for the three and six months March 31, 2004 include the results of Frontstep. Our results for the comparative period prior to the February 18, 2003 acquisition date, do not include the results of Frontstep. The integration of the Frontstep operations into our operating structure was essentially completed during the three months ended December 31, 2003.

For the three months ended March 31, 2004, we reported net income of $2.1 million, or $0.08 per share (diluted), compared to a net loss of $1.5 million, or $(0.07) per share (diluted), for the three months ended March 31, 2003. For the three months ended March 31, 2004, total revenue increased $5.9 million or 15.5% from the year earlier quarter. Operating expenses were essentially flat for the three months ended March 31, 2004 compared to March 31, 2003.

For the six months ended March 31, 2004, we reported net income of $4.4 million, or $0.17 per share (diluted), compared to a net loss of $47,000, or $0.00 per share for the six months ended March 31, 2003. For the six months ended March 31, 2004, total revenue increased $17.9 million or 25.9% from the prior year six months ended March 31, 2003. Operating expenses increased $10.7 million or 15.4% compared to the prior six months ended March 31, 2003.

Effective October 1, 2003, we amended our vacation policy for employees in North America to require these employees to utilize their vacation benefits in the period earned or such benefits will be forfeited. We expect this will result in certain expense reductions throughout fiscal 2004 as accrued vacation is consumed or forfeited. The amount of accrued vacation relating to our employees in North America at October 1, 2003 was $1.9 million and $1.7 million at March 31, 2004.

The following table presents our statements of operations data as a percentage of total revenue for the three and six months ended March 31, 2004 and March 31, 2003:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenue:
License	26.5%	27.1%	26.8%	27.2%
Support services	62.9	64.5	63.1	65.7
Implementation and consulting services	10.6	8.4	10.1	7.1

Total revenue	100.0	100.0	100.0	100.0

Operating expenses:
Cost of license revenue	10.0	12.0	10.8	11.9
Cost of support services revenue	18.7	18.9	18.8	18.6
Cost of implementation and consulting services revenue	12.2	11.9	11.6	10.1
Selling and marketing	29.1	34.8	28.3	34.3
Product development	9.0	12.4	8.7	12.0
General and administrative	12.3	15.1	13.0	12.8
Restructuring charge	0.9	0.7	0.5	0.4

Total operating expenses	92.1	105.8	91.7	100.0

Income (loss) from operations	7.9	(5.8)	8.3	0.0
Interest income	0.1	0.2	0.1	0.2
Interest expense	(0.6)	(0.5)	(0.5)	(0.3)

Income before income tax expense (benefit)	7.4	(6.1)	7.9	(0.1)
Income tax expense (benefit)	2.6	(2.3)	2.8	0.0

Net income (loss)	4.8%	(3.8)%	5.1%	(0.1)%

Total Revenue

The following table shows license, support services and implementation and consulting services revenue for the three and six months ended March 31, 2004 and the percentage change for the three and six months ended March 31, 2003.

	Three Months Ended			Six Months Ended
	March 31, 2004	Change %	March 31, 2003	March 31, 2004	Change %	March 31, 2003
Software sales revenue:
Contract activity	$11,346	34.2	$8,452	$20,558	26.6	$16,240
Recognized deferred license revenue, net	310	(83.4)	1,866	2,791	9.5	2,548

Total license revenue	11,656	13.0	10,318	23,349	24.3	18,788

Service revenue:
Support services	27,695	12.7	24,576	54,893	20.7	45,470
Implementation and consulting services	4,646	45.7	3,189	8,790	80.2	4,877

Total revenue	$43,997	15.5	$38,083	$87,032	25.9	$69,135

Total revenue for the three months ended March 31, 2004 increased by $5.9 million principally as a result of the Frontstep acquisition. Excluding revenue associated with the products acquired from the Frontstep acquisition, our total revenue decreased by $2.9 million compared to the three months ended March 31, 2003. Total revenue for the six months ended March 31, 2004 increased by $17.9 million principally again as a result of the Frontstep acquisition. Excluding revenues associated with the products acquired from the Frontstep acquisition, our total revenue decreased by

$5.3 million for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. Excluding revenue associated with the Frontstep acquisition, the decrease in total revenues for the three and six months ended March 31, 2004 are due principally to a reduction in license and services revenue associated with our prior offerings. Most new customer transactions are licensing our acquired SyteLine 7 solution, which is built on the latest Microsoft.Net technology platform and in many of those transactions, we deliver the implementation and consulting services. We have devoted a greater percentage of our sales and marketing efforts to these new offerings and, as a result, we have experienced some decline in our other products revenue streams. While we believe that the ERP for iSeries offering is well suited for our target market and we will continue to sell strategic extensions to those customers, we anticipate that there will be growing acceptance of our SyteLine 7 offerings in the market.

Software Sales Revenue

License Revenue: Total license revenue increased $1.3 million during the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. The increase is attributable to an increase of $2.9 million in contract activity primarily from products acquired in the Frontstep acquisition. This increase was reduced by a decrease of $1.6 million of license revenue recognized primarily from our MAPICS ERP for iSeries license agreements, which are typically deferred and amortized ratably over a twelve-month period. This $1.6 million net decrease in license revenue is attributable to lower contract activity for our MAPICS ERP for iSeries license agreements over the preceding twelve-month period.

Total license revenue increased $4.6 million for the six months ended March 31, 2004 as compared to the six months ended March 31, 2003. The increase in license revenue is attributable to an increase of $4.3 million in contract activity primarily from an increase of $8.2 million for products acquired in the Frontstep acquisition offset by a decrease of $3.9 million for the MAPICS ERP for iSeries products. We believe this decline in the contract activity for the MAPICS ERP for iSeries products is due to the fact that we have devoted a greater percentage of our sales and marketing efforts on the acquired offerings and, as a result, we have experienced some decline in our ERP for iSeries contract activity. Total license revenue also increased due to an increase of $0.3 million in license revenue recognized primarily from our MAPICS ERP for iSeries license agreements, which are typically deferred and amortized ratably over a twelve-month period.

For the three and six months ended March 31, 2004, we executed 359 and 621 transactions with an average contract price of $31,600 and $32,800 respectively. This compares to 219 and 328 transactions in the three and six months ended March 31, 2003 with an average contract price of $39,000 and $49,500, respectively. The increase in the number of transactions is due to the inclusion of transactions from the acquired Frontstep product lines. The average contract price declined as a result of smaller transaction sizes from the Frontstep product lines concentrated in geographic areas with lower average selling prices plus a greater volume of sales of add-on products to existing customers.

Services Revenue

Support Services: Our support services revenue consists of annual license fees and annual support fees, which are typically paid in advance. The annual fees entitle the customer to receive twelve months of support services, as available. We record these annual fees as services revenue and recognize this revenue ratably over the term of the agreement. The increase in revenue from our support services for the three and six months ended March 31, 2004 as compared to the three and six months ended March 31, 2003 was primarily due to the inclusion of support services revenue from our acquired Frontstep products. Excluding the acquired Frontstep products, support services revenue for the three and six months ended March 31, 2004 declined $2.5 million and $5.5 million compared to the three and six months ended March 31, 2003. The decline is principally due to a lower MAPICS ERP for iSeries support base caused by a decline in licensing volume for the iSeries solution and to a lesser extent reductions in supported users and applications for our iSeries products.

Implementation and Consulting Services: Our implementation and consulting services revenue is generated by our professional services organization, which may provide our customers with consulting and implementation services relating to our products and the products of our solution partners. The inclusion of Frontstep revenue for the three and six months ended March 31, 2004 compared to the three and six months ended March 31, 2003 increased our implementation and consulting services revenue. Our implementation and consulting revenues were more diversified across our operating geographic areas in the three and six months ended March 31, 2004 compared to the three and six months ended March 31, 2003 as a result of the inclusion of Frontstep implementation and consulting revenues. For the three and six months ended March 31, 2004, implementation and consulting revenues were $4.6 million and $8.8 million, an increase of $1.5 million and $3.9 million compared to the three and six months ended March 31, 2003. The improvement in revenue is due to the inclusion of Frontstep revenue and increasing sales of our Syteline offering, which drives additional service engagements. Implementation and consulting revenues improved across all geographies in both the three and six months ended March 31, 2004 as compared to the three and six months ended March 31, 2003

Geographic Revenue Information

Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, (3) Asia Pacific and (4) Latin America. The following table shows the percentage of software license revenue, support services revenue, implementation and consulting services revenue and total revenue contributed by each of our primary geographic areas for the three and six months ended March 31, 2004 and 2003:

	License Revenue Three Months Ended March 31,		Support Revenue Three Months Ended March 31,		Implementation and Consulting Revenue Three Months Ended March 31,		Total Revenue Three Months Ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
North America	63.6%	68.0%	76.4%	78.0%	66.5%	67.7%	72.0%	74.4%
EMEA	21.3	19.5	16.8	16.2	23.7	24.9	18.7	17.8
Asia Pacific	10.4	8.2	5.3	3.7	9.8	7.4	7.1	5.3
Latin America	4.7	4.3	1.5	2.1	—	—	2.2	2.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	License Revenue Six Months Ended March 31,		Support Revenue Six Months Ended March 31,		Implementation and Consulting Revenue Six Months Ended March 31,		Total Revenue Six Months Ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
North America	67.7%	68.5%	76.2%	78.2%	65.6%	78.0%	72.8%	75.6%
EMEA	19.8	19.2	17.0	16.1	22.5	16.5	18.3	17.0
Asia Pacific	8.6	6.7	5.3	3.3	11.9	5.5	6.9	4.3
Latin America	3.9	5.6	1.5	2.4	—	—	2.0	3.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the three months ended March 31, 2004, total revenue increased as a percentage of total revenue in our international regions compared to the three months ended March 31, 2003. The increase is due to increasing revenues in both EMEA and Asia Pacific, which as a result have lowered our percentage of total revenue from North America. The increase in international revenues is mostly due to growth in existing international operations and the inclusion of sales for the acquired products of Frontstep, which added breadth to our international operations particularly in implementation and consulting revenue in EMEA and Asia Pacific and software license revenue in Asia Pacific. We believe that another contributing factor to the increase in Asia Pacific revenues is the economic growth in the region, which is contributing to and being fueled by the continuing trend of increased multinational manufacturing presence and outsourcing to this region. Still another factor contributing to the increase in international revenues is the considerable weakening of the US dollar against the major European and Asian currencies. The Euro, British Pound Sterling, Japanese Yen and Australian Dollar were approximately 14%, 17%,12% and 27% higher against the dollar, respectively, at March 31, 2004 as compared to March 31, 2003.

Additional information about our operations in these geographic areas is presented in note (12) of the notes to our condensed consolidated financial statements in this report.

Operating Expenses

Cost of Revenue

The following table shows cost of license revenue from software sales, cost of support service revenue and cost of implementation and consulting service revenue for the three and six months ended March 31, 2004 as compared to the three and six months ended March 31, 2003 (in thousands).

	Three Months Ended			Six Months Ended
	March 31, 2004	Change %	March 31, 2003	March 31, 2004	Change %	March 31, 2003
Software sales revenue:
Cost of license revenue from software sales	$4,385	(3.7)	$4,552	$9,382	14.4	$8,199
Services revenue:
Cost of support services revenue	8,225	14.1	7,208	16,340	27.4	12,826
Cost of implementation and consulting services revenue	5,365	17.9	4,550	10,137	45.0	6,989

Total cost of revenue	$17,975	10.2	$16,310	$35,859	28.0	$28,014

Cost of License Revenue

Cost of license revenue decreased for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease was due primarily to a decrease of $0.9million in royalty expense related to our MAPICS ERP for iSeries product line. The decrease was partially offset by an increase of $0.5 million in capitalized software amortization from the previous period. The increase is due to a prospective change in the estimated remaining economic lives to a three-year life from a five-year life of certain of our insignificant product offerings. We performed a net realizable value test for all of our products lines at the end of fiscal year 2003 and found our future support services revenue to be sufficient to cover our estimable amortization over a five-year life. The MAPICS ERP for iSeries and MAPICS Syteline ERP products are being amortized over a five-year life. However, software is subject to rapid technological obsolescence and, as a result, future amortization periods for computer software costs could be shortened as a result of changes in technology in the future. Based on the current technology and market trends of our products, we prospectively changed the estimated remaining economic lives to a three-year life from a five-year life for certain product offerings that no longer generate significant license revenue.

Cost of license revenue increased $1.2 million for the six months ended March 31, 2004 compared to the six months ended March 31, 2003. The increase was due partly to the addition of a full quarter of royalties and amortization related to the acquired Frontstep products. Amortization of capital software increased by $2.0 million in the six months ended March 31, 2004 compared to the six months ended March 31, 2003. The increase was the result of the prospective change in the estimated remaining economic lives of certain software products mentioned above. Partially offsetting these increases was a decrease in royalty expense related to our MAPICS ERP for iSeries product line offset slightly by an increase in royalties related to the Syteline product line. The decrease in royalty expense for the three and six months ended March 31, 2004 compared to the three and six months ended March 31, 2003 is the result of the decrease in license volume on the MAPICS ERP for iSeries product. The increase in volume related to the Syteline product line partially offset the decline. Royalties on the Syteline product are generally lower per dollar unit of license volume as compared to the MAPICS ERP for iSeries product line. We expect cost of license revenue to vary from period to period based on the mix of products licensed between internally developed products and royalty bearing products and the timing of computer software amortization costs.

Cost of Support Services Revenue

The increase in cost of support services revenue was due primarily to the inclusion of Frontstep cost of support services revenue in the three and six months ended March 31, 2004 compared to the three and six months ended March 31, 2003. Cost of support services increased $1.0 million and $3.5 million in the three and six months ended March 31, 2004 compared to the three and six months ended March 31, 2003. The increase in the three months ended March 31, 2004 was due to an increase of $0.8 million in compensation for additional support personnel to support additional customers and related support revenue as a result of the Frontstep acquisition and $0.2 million in other direct support costs. The increase in the six months ended March 31, 2004 was due to an increase of $2.1 million in compensation for additional support personnel to support additional customers and related support revenue as a result of the Frontstep acquisition, $0.7 million in royalty costs associated with the addition of support revenue related to the Frontstep acquisition, $0.4 million in amortization related to the maintenance contract intangible asset and $0.3 million in other direct support costs.

Cost of Implementation and Consulting Services Revenue

The increase in cost of implementation and consulting services revenue was due to the inclusion of Frontstep cost of implementation and consulting services revenue in the three and six months ended March 31, 2004. The $0.8 million increase in cost for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was due to a $0.5 million increase in compensation due to improved revenues for the period and $0.3 million increase in other direct implementation and consulting services costs. The $3.1 million increase in cost for the six months ended March 31, 2004 compared to the six months ended March 31, 2003 was due to a $2.1 million increase in compensation for additional service consultants due to the increase in implementation and consulting services revenues, $0.7 million in fees for professional service contractors used on certain engagements and $0.4 million in other direct implementation and consulting services costs.

Other Operating Expenses

The following table shows other operating expenses for the three and six months ended March 31, 2004 as compared to the three and six months ended March 31, 2003 (in thousands).

	Three Months Ended			Six Months Ended
	March 31, 2004	Change %	March 31, 2003	March 31, 2004	Change %	March 31, 2003
Other Operating Expenses:
Selling and marketing	$12,799	(3.3)	$13,238	$24,603	3.9	$23,688
Product development	3,957	(16.4)	4,734	7,587	(8.7)	8,310
General and administrative	5,406	(6.4)	5,773	11,345	27.8	8,877

Total other operating expenses	$22,162	6.7	$23,745	$43,535	6.5	$40,875

Selling and Marketing Expenses

Selling and marketing expenses decreased by $0.4 million in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 but decreased 5.7% as a percentage of total revenue over the same period. Selling and marketing expense was essentially flat due to the inclusion of selling and marketing expenses of Frontstep being offset by a decrease in marketing spend due to the synergies gained from the combination of the Frontstep and MAPICS marketing organizations. Efficiencies gained from the combination of the two selling organizations also led to essentially flat selling expense. For the six months ended March 31, 2004, selling and marketing expense increased $0.9 million as compared with the six months ended March 31, 2003 but decreased 6.0% as a percentage of revenue over the comparable prior year period. This increase is due to the inclusion of selling and marketing expenses of Frontstep. Included in the overall increase is an increase of $1.5 million in compensation expense for the addition of selling and marketing personnel as a result of the Frontstep acquisition, primarily in North America and Asia Pacific offset slightly by a $0.6 million reduction in other selling and marketing costs. The reduction in other selling and marketing direct costs is primarily the result of a decrease in commissions paid to our affiliate network due to the higher mix of revenues coming from our direct sales channel as opposed to our affiliate channel for the six months ended March 31, 2004 compared to the six months ended March 31, 2003 We believe that affiliate commissions will fluctuate from period to period based on our product mix and the levels of sales by our affiliates and by our direct sales organization.

Product Development Expenses

The following table shows information about our product development expenses during the three and six months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended			Six Months Ended
	March 31, 2004	Change %	March 31, 2003	March 31, 2004	Change %	March 31, 2003
Product development costs	$6,023	5.9	$5,689	$11,955	20.3	$9,935
Software translation costs	1,109	697.8	139	1,365	398.2	274

Total product development spending	7,132	22.4	5,828	13,320	30.5	10,209

Less:
Capitalized product development costs	(2,260)	106.6	(1,094)	(4,812)	157.7	(1,867)
Capitalized software translation costs	(915)	—	—	(921)	2,778.1	(32)

Total capitalized costs	(3,175)	190.2	(1,094)	(5,733)	201.9	(1,899)

Product development expenses	$3,957	(16.4)	$4,734	$7,587	(8.7)	$8,310

Total product development expense decreased $0.8 million in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 and decreased 3.4% as a percentage of total revenues during the same comparable period. The decrease in product development expense was the result of a $1.2 million increase in capitalization of product development costs associated with products that have reached technological feasibility and the $0.9 million increase in capitalization of software translation costs primarily associated with translating the Syteline product into various languages in Europe and Asia Pacific. The increase in total capitalization costs was slightly offset by a $1.3 million increase in product development spending. For the six months ended March 31, 2004, total product development expense decreased $0.7 million as compared to the six months ended March 31, 2003, and decreased 3.3% as a percentage of total revenue over the comparable prior year period. The decrease is again due to the increase in total capitalization costs of $3.8 million being slightly offset by a $3.1 million increase in product development spending. For both the three and six months ended March 31, 2004, the increase in capitalization is primarily a result of projects related to the Frontstep acquired products and the addition of several other projects for new releases. Software capitalization as a percentage of product development spend also increased by 29% and 24 % over the three and six month periods, respectively. These increases are also due to the an increase in the number of products for the Frontstep acquired products and several other projects that have reached technological feasibility as compared to the year earlier periods. Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period.

The $1.3 million increase in product development spending in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 is due to an increase of $1.0 million in expense associated with translation activities and $0.3 million in other product development activities. For the six months ended March 31, 2004, product development spending increased $3.1 million compared with the six months ended March 31, 2003. The increase is primarily due to a $1.3 million increase in compensation costs primarily for the addition of developers related to the Frontstep acquisition, and an increase of $1.1 million in translation expense for translation activities and an increase of $0.6 million in other product development costs.

General and Administrative Expenses

Total general and administrative expenses decreased $0.4 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2004 but decreased 2.9% as a percentage of total revenue during the comparable period from the prior year. The decrease principally consists of $0.7 million reduction in bad debt expense, which was higher in the prior period due to additions to the allowance for acquired Frontstep receivables offset by a $0.3 million increase in other general and administrative expenses. For the six months ended March 31, 2004, total general and administrative expenses increased $2.5 million as compared with the six months ended March 31, 2003. The increase was primarily due to a $1.3 million increase in compensation expense for the addition of general and administrative personnel and a $1.0 million increase in tax, audit and legal fees associated with the completion of the Form 8-K/A that was filed with the Securities and Exchange Committee during the quarter ended December 31, 2003. The remaining increase was $0.2 million in other general and administrative expenses.

Other Income and Expense

Interest Income and Interest Expense

Interest income was $44,000 and $84,000 for the three and six months ended March 31, 2004, a decrease of $24,000 and $60,000 from the three and six months ended March 31, 2003. The decrease in interest income is related primarily to the decrease in investable cash and lower interest rates in the three and six months ended March 31, 2004 as compared with the three and six months ended March 31, 2003.

Interest expense was $0.3 million and $0.4 million, an increase of $0.1 million and $0.2 million for the three and six months ended March 31, 2004 as compared with the three and six months ended March 31, 2003. Interest expense principally consists of 1) interest on our new credit facility based on our lender’s base rate or LIBOR plus a predetermined margin and 2) amortization of debt issuance costs.

Income Taxes

The reported income tax expense for the six months ended March 31, 2004 and 2003 was calculated based on our projected effective tax rate of 36.0% and 39.7% respectively. The reported income tax expense differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense primarily due to the impact of state and foreign income taxes. For the three months ended March 31, 2004 and 2003 our reported income tax was calculated based upon our effective tax rate of 34.9% and 37.0% respectively. The reported income tax for the three months ended March 31, 2004 was essentially the same as our statutory rate of 35.0% as this was the rate required in the current quarter to adjust income tax expense to our full year projected effective tax rate. The reported income tax for the three months ended March 31, 2003 differs from our statutory rate primarily due to the impact of state and foreign income taxes.

At March 31, 2004, we estimate that we had federal net operating loss carryforwards of $43.5 million and research and experimentation and other credit carryforwards of $9.2 million. The NOLs and tax credits at March 31, 2004 expire between fiscal 2004 and fiscal 2020. The utilization of a significant portion of the NOL’s and tax credits is limited on an annual basis due to various changes in ownership of MAPICS, Frontstep and a previously acquired company, Pivotpoint, Inc. We do not believe that these limitations will significantly impact our ability to utilize MAPICS’, Frontstep’s and Pivotpoint’s NOLs and MAPICS’ and Pivotpoint’s tax credits before they expire. However, we estimate that these limitations will impact our ability to utilize Frontstep’s tax credits. As a result, a significant portion of these credits have been provided for in our valuation allowance in connection with the purchase price allocation of Frontstep. There have been no changes in the valuation allowance for the three and six months ended March 31, 2004 from the amount reported at September 30, 2003. We believe these NOL’s and tax credits will continue to result in cash savings in future periods as we use them to offset income taxes payable. In addition, we still retain additional uncertain favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and additional income tax benefits related to these tax attributes may be realized in future periods if and when they become certain. We have recorded the net deferred tax assets at the amount we believe is more likely than not to be realized.

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

The following tables show information about our cash flows during the six months ended March 31, 2004 and March 31, 2003 and selected balance sheet data as of March 31, 2004 and September 30, 2003 (in thousands).

	Summary of Cash Flows
	Six Months Ended March 31,
	2004	2003
Net cash provided by operating activities	$10,607	$9,504
Net cash used for investing activities	(6,553)	(5,850)
Net cash used for financing activities	(591)	(1,464)
Effect of exchange rate changes on cash	164	81

Net increase in cash and cash equivalents	$3,627	$2,271

	Balance Sheet Data
	March 31, 2004	September 30, 2003
Cash and cash equivalents	$24,987	$21,360
Working capital (deficit)	(37,071)	(40,670)

Operating Activities

We had net cash provided by operations of $10.6 million for the six months ended March 31, 2004 as compared with net cash provided by operations of $9.5 million in the six months ended March 31, 2003. The $10.6 million in cash provided by operations was due to a $15.4 million positive impact on operating cash flows from non-cash items and a $3.7 million favorable impact from collections of accounts receivable, offset by a $8.3 million negative impact on operating cash flows associated with changes in other operating assets and liabilities. Significant non-cash items include $7.7 million in depreciation and amortization expenses, a $1.6 million decrease in deferred tax assets due to changes in temporary differences, $4.4 million from net income and a $1.4 million addition to the bad debt provision primarily related to increase in general sales volume.

Changes in operating assets slightly offset the positive impact of non-cash items. Significant changes in operating assets and liabilities affecting cash flows after inclusion of asset and liability additions from the Frontstep acquisition and the net impact of changes in foreign currency exchange rates included a $5.4 million decrease in accounts payable and accrued liabilities due to the payment of liabilities related to normal operations, a $3.3 million decrease due in deferred license and service revenue due to the recognition of deferred service and license revenue, and a $1.8 million decrease in the restructuring reserve due to payment of office space and severance related accruals. These decreases in operating cash was partially offset by operating cash inflows by a $3.7 million decrease in accounts receivable because of collections of outstanding balances and $2.2 million due to the recognition of prepaid expense, deferred royalties, deferred commissions and other non-current assets.

Investing and Financing Activities

Net cash used for investing activities of $6.6 million for the six months ended March 31, 2004 relates to the capitalization of $5.7 million in computer software costs associated with products that have reached technological feasibility and $0.8 million in purchases of fixed assets. The $3.8 million increase in capitalized software in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003 relates principally to the addition of the Syteline product line and other strategic extension products.

Net cash used by financing activities of $0.6 million for the six months ended March 31, 2004 relates to the cash inflows of $3.9 million from employee exercises of stock options, $0.3 million in employee stock purchases, $1.5 million in borrowings against our revolving line of credit, which were offset by a $2.5 million scheduled repayment of our long-term debt, and a $3.8 million repayment against the outstanding balance of our revolving credit facility. We experienced significant cash inflow from employee exercises of stock options for the six months ended March 31, 2004 after we filed our Form 8-K/A containing certain pro-forma financial information related to the Frontstep acquisition. Prior to that filing, optionees were not allowed to sell shares in the open market because the registration statement underlying those shares was deemed ineffective since the pro-forma financial information had not been filed.

We borrowed $1.5 million against our $12.5 million revolving credit facility in the three months ended December 31, 2003 for use in normal operating activities. After the borrowing, we had a balance outstanding of $5.5 million and an unused available balance of $7.0 million at December 31, 2003. We made $3.8 million in payments against the outstanding balance of our revolving credit facility in the three months ended March 31, 2004. After the repayments our outstanding balance was $1.8 million and our unused available balance was $10.7 million. On April 22, 2004, we repaid the remaining $1.8 million outstanding on the revolving credit facility with cash. After this repayment, we no longer have an outstanding balance on the revolving credit facility and we have an unused available balance of $12.5 million, subject to the borrowing base. During the six months ended, we made scheduled principal repayments on our term loan of $2.5 million. After the repayments our outstanding balance on our term loan was $12.5 million.

At March 31, 2004, the interest rate on our term loan, including the lender’s margin, was 3.65%. At March 31, 2004, the interest rate on the revolving credit portion of the bank credit facility, including the lender’s margin, was 5.0%. The increase in rate on the revolving credit portion of the bank credit facility is due to the timing of our LIBOR election for the revolving credit facility. The higher rate was in effect for the last two days of the quarter ended March 31, 2004. The rate reduced to 3.59% after the election was made in April. At March 31, 2004, we were in compliance with our debt covenants.

On July 31, 2002, we announced that our board of directors authorized the repurchase of up to $10.0 million of our outstanding common stock. Purchases may be made from time to time, depending on market conditions, in private transactions as well as in the open market at prevailing market prices. We did not repurchase any shares of our outstanding commons stock during the three or six months ended March 31, 2004.

We do not have any current plans or commitments for any significant capital expenditures.

We believe that cash and cash equivalents on hand as of March 31, 2004, together with cash flows from operations and available borrowings under our bank credit facility will be sufficient to fund our operations for at least the next 12 months. This forward-looking statement, however, is subject to all of the risks and uncertainties detailed in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Future Performance” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. If cash generated from operations during this period is less than we expect or if we need additional financing after March 31, 2005, we may need to increase our bank credit facility or to undertake equity or debt offerings. We may be unable to obtain such financing on favorable terms, if at all.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet arrangements or financing arrangements with related parties, persons who were previously related parties, or any other parties who might be in a position to negotiate arrangements with us other than on an arms-length basis.

Restructuring and Exit Cost Reserves

In fiscal 2002, we announced a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% by June 30, 2002. The restructuring charge of $4.7 million during fiscal 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel. At March 31, 2004, we had $2.5 million remaining in our restructuring and exit cost reserve relating to fiscal 2002 activities.

During fiscal year 2003, we recorded exit costs of $8.0 million relating to the Frontstep acquisition, of which $6.2 million were included in the cost of the acquisition and recorded in the purchase price allocation. The remaining $1.8 million in exit costs were recorded as restructuring costs in our statement of operations.

The total exit cost of $6.2 million during the fiscal 2003 that was included in the Frontstep purchase price allocation, included $3.3 million in abandonment of office space and related costs and $2.4 million in employee severance and related costs for approximately 85 employees from all areas of Frontstep. Additionally, exit costs included obligations remaining pursuant to a $0.5 million consulting agreement that was subsequently terminated on February 21, 2003. During the six months ended March 31, 2004, we recorded a net adjustment of $1.0 million to decrease the restructuring reserve for abandonment of office space as a result of securing buy out agreements for two vacated properties for which we had previously reserved in the purchase price of Frontstep.

We accounted for the remaining $1.8 million of exit costs during fiscal 2003 in restructuring costs in our statement of operations under the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” These costs included $2.1 million in employee severance and related costs for approximately 90 employees from all areas of the Company and a recovery of $0.3 million of a previous accrual for vacated space. During the six months ended March 31, 2004, we recorded an increase of $0.1 million to the restructuring reserve primarily for employees that were part of the fiscal 2003 work force reduction that were notified of termination after September 30, 2003. This increase was almost entirely offset by the reversal of a fiscal 2003 accrual for employees notified of termination but were retained as employees. At March 31, 2004, we had $0.7 million remaining in our restructuring and exit cost reserve relating to fiscal 2003 activities.

During the three and six months ended March 31, 2004, we recorded exit costs of $0.1 and $0.4 million primarily related to employee severance and related costs for approximately 25 employees from all areas in our North America and EMEA regions, of which $0.4 million was included in restructuring costs on our statement of operations. The work force reduction during the three and six months ended March 31, 2004 was done primarily as a measure to reduce costs. At March 31, 2004, we had $0.3 million remaining in our restructuring and exit cost reserve relating to activities during the six months ended March 31, 2004.

The major components of the restructuring and exit cost reserve at March 31, 2004 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Other	Total
Fiscal 2002 Restructuring Activities
Balance at September 30, 2003	$2,789	$—	$—	$2,789
Less: cash payments	(268)	—	—	(268)

Balance at March 31, 2004—fiscal 2002 activities	$2,521	$—	$—	$2,521

Fiscal 2003 Restructuring Activities
Balance at September 30, 2003 – included in purchase price of Frontstep	$2,004	$427	$188	$2,619
Exit costs	(1,030)	—	—	(1,030)
Less: cash payments	(493)	(173)	(188)	(854)
Less: fixed asset writedown	(37)	—	—	(37)

Balance at March 31, 2004	$444	$254	$—	$698

Balance at September 30, 2003 – included in restructuring cost	$—	$881	$—	$881
Exit costs	—	11	—	11
Less: cash payments	—	(864)	—	(864)

Balance at March 31, 2004	$—	$28	$—	$28

Balance at March 31, 2004—fiscal 2003 activities	$444	$282	$—	$726

Six Months Ended March 31, 2004 Restructuring Activities

Balance at September 30, 2003	$—	$—	$—	$—
Exit costs	64	441	—	505
Less: cash payments	—	(138)	—	(138)
Less: fixed asset write-down	(64)	—	—	(64)

Balance at March 31, 2004	$—	$303	$—	$303

Total restructuring reserve at March 31, 2004	$2,965	$585	$—	$3,550

We expect future cash expenditures related to these restructuring activities to be approximately $3.6 million. We expect to pay approximately $1.5 million during the next twelve months, and we therefore have included this amount in current liabilities. We expect to pay the remaining $2.1 million by fiscal 2007.

As shown in the table above, our restructuring and exit cost reserve at March 31, 2004 is principally comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges if operating results require us to further reduce our work-force. Additionally, we could incur additional restructuring charges or reverse prior charges in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Depending on market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring and exit costs reserve as appropriate.

Contractual Obligations and Contingent Liabilities and Commitments

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual Obligations (in thousands)
Debt	$14,250	$8,250	$6,000	$—	$—
Operating leases	11,460	4,281	6,811	350	18
Minimum royalty payments	545	265	240	40	—

Total	$26,255	$12,796	$13,051	$390	$18

Debt: The debt noted above is included in our Condensed Consolidated Balance Sheets. This debt includes $12.5 million for the term loan portion of our bank credit facility and $1.8 million for the revolving credit portion of our bank credit facility. On April 22, 2004, we repaid the remaining $1.8 million outstanding balance of the revolving credit facility using cash. As such, the $1.8 million outstanding as of March 31, 2004, is included in the “Less than 1 Year” column as this is the “scheduled” payment date. It is recorded as a current portion of long-term debt in our Condensed Consolidated Balance Sheets. As of April 22, 2004, we had no outstanding balance on the revolving credit facility.

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

Application of Critical Accounting Policies

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Polices,” contained in our September 30, 2003 annual report on Form 10-K for discussion regarding the application of critical accounting policies

Recently Issued or Adopted Accounting Pronouncements

There were no accounting pronouncements issued during the three or six months ended March 31, 2004 that were applicable to our operations.

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

Interest Rate Sensitivity

At March 31, 2004, the interest rate on our term loan, including the lender’s margin, was 3.65%. At March 31, 2004, the interest rate on the revolving credit portion of the bank credit facility, including the lender’s margin, was 5.00%. We prepared a sensitivity analysis of our interest rate exposures from anticipated levels of financing for the six months ended March 31, 2004 to assess the impact of hypothetical changes in interest rates. Based upon our analysis, a 10% adverse change in the LIBOR rate from March 31, 2004 rates would not have a material adverse effect on the fair value of our debt instrument and would not materially affect our results of operations, financial condition or cash flows.

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

From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We incurred a net foreign currency transaction loss of $0.1 million in the three months ended March 31, 2004 compared with a $0.1 million foreign currency transaction gain in the three months ended March 31, 2003. For the six months ended March 31, 2004, we had a nominal foreign currency transaction gain of less than $0.1 million compared to a foreign currency transaction gain of $0.2 million for the six months ended March 31, 2003. The slight foreign currency transaction loss in the three months ended March 31, 2004 was mostly due to transactions within EMEA with the Euro weakening slightly from December 31, 2003 to March 31, 2004. The gain for the six months ended March 31, 2004 is due mostly to transaction in EMEA and Asia Pacific where rates have risen over the past twelve months. We did not have any open forward exchange contracts or options or other trading financial instruments with foreign exchange risk at March 31, 2004 or March 31, 2003. At March 31, 2004, we had the following non-trading other financial instruments denominated in currencies other than the U.S. dollar (in thousands of U.S. dollars):

Cash and cash equivalents	$4,888
Trade accounts receivable (a)	$11,773
Trade accounts payable	$3,432

(a)	Approximately $8.2 million of this amount is denominated in euros, pounds sterling or yen.

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

ITEM 4: Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities and Exchange Act of 1934) as of March 31, 2004, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date in timely alerting our management, including our Chief Executive Officer and our Chief Financial Officer, to material changes in information required to be included in our periodic Securities and Exchange Commission filings.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are not required at this time to provide the information specified in Item 308(a) and (b) of the SEC’s Regulation S-K regarding an annual report by management on our internal control over financial reporting or an attestation report by our independent accountants with regard thereto.

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, we are involved in legal proceedings incidental to the conduct of our business. The outcome of these claims cannot be predicted with certainty. We do not believe that the legal matters to which we are currently a party are likely to have a material adverse effect on our results of operation or financial condition.

ITEM 4: Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on February 11, 2004, the following matters were brought before and voted upon by the shareholders with the number of votes as indicated below:

A proposal to elect two directors to serve for a three-year term expiring at the 2007 annual meeting and until their successors have been duly elected and qualified.

	For	Withheld Authority
Edward J. Kfoury	18,825,909	724,373
Julia B. North	18,963,145	587,137

ITEM 5: Other Information

Quarterly Stock Options Disclosures

At March 31, 2004, we had stock options or shares of common stock outstanding under eight stock option plans and an employee stock purchase plan, described below.

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

Option Grants As of March 31, 2004

The following table provides information regarding option grants to the named executive officers as a percentage of total options granted and total shares outstanding during fiscal 2002, fiscal 2003 and the six months ended March 31, 2004.

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Net grants during the period as a % of outstanding shares	5.1%	4.1%	0.0%
Grants to named executive officers (1) during the period as a % of total options granted	23.8	5.8	0.0
Grants to named executive officers during the period as a % of outstanding shares	1.2	0.2	0.0
Cumulative options held by named executive officers as a % of total options outstanding	24.6%	24.5%	26.2%

(1)	As defined in the captions “Proposal 1—Election of Directors—Director Compensation,” “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors” and “Stock Performance Graphs” in the proxy statement.

Summary of Option Activity

As of March 31, 2004

The following table reflects the activity and historical weighted average exercise prices of our stock options for the indicated periods from October 1, 2002 through March 31, 2004.

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding at September 30, 2002	5,270,116	$9.25
Granted (1)	1,062,438	12.25
Exercised	(22,350)	4.11
Canceled/expired	(832,358)	14.28

Outstanding at September 30, 2003	5,477,846	9.12
Granted (2)	32,821	12.78
Exercised	(529,549)	7.39
Canceled/expired	(224,814)	10.71

Outstanding at March 31, 2004	4,756,304	$9.28

(1)	Includes 542,258 options assumed as part of the Frontstep acquisition.
(2)	Includes 5321 rights to deferred shares awarded to directors

In-the-Money and Out-of-the-Money Option Information

	As of March 31, 2004
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	1,215,374	$6.01	1,348,550	$6.31	2,563,924	$6.17
Out-of-the-Money(1)	2,133,199	12.74	59,181	19.04	2,192,380	12.91

Total options outstanding	3,348,573	10.30	1,407,731	6.85	4,756,304	9.28

(1)	Out-of-the-Money options are those options with an exercise price equal or above the closing price of $8.08 at March 31, 2004

Option Grants to Named Executive Officers

Year to Date, As of March 31, 2004

There were no stock option grants during the six months ended March 31, 2004 to the named executive officers pursuant to our 1998 LTIP.

Aggregated Option Exercises and Remaining Option Values

Year to Date, As of March 31, 2004

The following table sets forth information regarding:

•	the number of shares of common stock received upon any exercise of options by the named executive officers during fiscal 2004;

•	the net value realized upon any exercise (the difference between the option exercise price and the sale price);

•	the number of unexercised options held at March 31, 2004; and

•	the aggregate dollar value of unexercised options held at March 31, 2004.

Name	Shares Acquired on Exercise (#)		Value Realized ($)		Number of Securities Underlying Unexercised Options at March 31, 2004(#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at March 31, 2004 Exercisable/Unexercisable
Richard C. Cook	12,721	(a)	26,718	(a)	474,379/120,000	$681,568/$245,362
Peter E. Reilly	—		—		202,500/82,500	577,113/210,862
Michael J. Casey	67,787		259,828		52,213/145,000	72,593/209,475
Martin D. Avallone	—		—		133,950/33,750	113,020/67,070

(a)	Does not include the cancellation of an expiring option for 20,000 shares and the associated $92,910 cash payment to Mr. Cook on November 24, 2003. At the time of the cancellation, Mr. Cook was not allowed to sell the shares in the open market because the registration statement underlying those shares was ineffective due to the fact that we had not yet filed certain pro-forma financial information related to the Frontstep acquisition. Mr. Cook agreed to surrender this option to us in exchange for payment of the difference between the trailing 20 day average closing price of the stock as reported by NASDAQ and the exercise price of the stock option. The proceeds have been reported as other compensation to Mr. Cook.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of March 31, 2004.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:
MAPICS, Inc. Amended and Restated 1998 Long-Term Incentive Plan	3,233,863		$8.58	1,773,167
MAPICS, Inc. Amended and Restated 1998 Non- Employee Directors Stock Option Plan	292,250		10.09	162,000
MAPICS, Inc. Amended and Restated 1998 Non-Employee Directors Stock Incentive Plan	55,112	(1)	9.37	64,253
Marcam Corporation 1987 Stock Plan	50,787		7.75	—
Marcam Corporation 1994 Stock Plan	962,854		9.85	—
Frontstep, Inc. Non-Qualified Stock Option Plan for Key Employees (1992)	81,857		17.74	—
Frontstep, Inc. 1999 Non-Qualified Stock Option Plan for Key Employees	65,886		14.17	—
MAPICS, Inc. 2000 Employee Stock Purchase Plan	N/A		N/A	216,491
Equity Compensation Plans Not Approved by Shareholders	13,695		7.88	—

Total	4,756,304			2,215,911

(1)	The amount shown includes 31,580 rights to deferred shares.

In connection with our 1992 acquisition of Bryce Business Systems, we issued options to acquire a total of 25,260 shares of our common stock to the owners of Bryce. The issuance of the options and related option shares was approved by our board of directors but was not required to be submitted to our shareholders for approval. Options for 10,365 of those shares were granted on October 1, 1992 at an exercise price of $15.39 per share and expired on September 30, 2002 unexercised. Options for the remaining 14,895 shares were granted on August 29, 1995 at an exercise price of $7.88 per share, of which options for 13,695 shares remain unexercised. These options are fully vested and expire on August 28, 2005. The underlying shares remain available for issuance if the options are exercised.

ITEM 6: Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as part of this report.

(b) Reports on Form 8-K

On January 30, 2004, we filed a Current Report on Form 8-K reporting under Item 7 and 12 that on January 29, 2004 we issued a press release reporting on our financial results for the quarter and year ended December 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2004

MAPICS, Inc.

By:	/S/ Michael J. Casey
Michael J. Casey
Vice President of Finance, Chief
Financial Officer, and Treasurer (Duly
Authorized Officer and Principal
Financial and Accounting Officer)