Form 10-Q
period 2004-06-30
MAPICS INC
filed 2004-08-12
CIK 848551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒    No ☐

The number of shares of the registrant’s common stock outstanding at August 5, 2004 was 25,403,577.

MAPICS, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1:	Financial Statements

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$24,119	$21,360
Accounts receivable, net of allowances of $3,274 at June 30, 2004 and $4,656 at September 30, 2003	33,397	40,745
Deferred royalties expense	7,181	7,596
Deferred commissions expense	6,664	7,077
Prepaid expenses and other current assets	4,377	5,291
Deferred income taxes, net	3,731	8,061

Total current assets	79,469	90,130
Non-current assets:
Property and equipment, net	4,940	5,951
Computer software costs, net	30,011	29,231
Intangible assets, net	6,374	7,742
Goodwill	42,622	41,966
Non-current deferred income taxes, net	17,326	15,517
Other non-current assets, net	1,520	2,384

Total assets	$182,262	$192,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,000	$9,500
Accounts payable	5,477	10,073
Accrued expenses and other current liabilities	27,204	31,626
Restructuring and exit costs, current	2,993	4,272
Deferred license revenue	14,424	16,578
Deferred services revenue	59,450	58,751

Total current liabilities	117,548	130,800
Non-current liabilities:
Long-term debt	—	9,500
Restructuring and exit costs, non-current	1,958	2,017
Other non-current liabilities	750	954

Total liabilities	120,256	143,271

Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000 shares authorized
Series D convertible preferred stock, no shares issued or outstanding at June 30, 2004; 100 shares issued and outstanding at September 30, 2003 (liquidation preference of $9,420 at September 30, 2003)	—	125
Series E convertible preferred stock, no shares issued or outstanding at June 30, 2004; 50 shares issued and outstanding at September 30, 2003 (liquidation preference of $3,768 at September 30, 2003)	—	50
Common stock, $0.01 par value; 90,000 shares authorized, 26,152 shares issued and 25,384 shares outstanding at June 30, 2004; 24,652 shares issued and 22,956 shares outstanding at September 30, 2003	262	247
Additional paid-in capital	92,788	94,384
Accumulated deficit	(22,632)	(29,182)
Restricted stock compensation	(1,299)	(2,075)
Accumulated other comprehensive loss	(482)	(345)
Treasury stock-at cost, 768 shares at June 30, 2004 and 1,696 shares at September 30, 2003	(6,631)	(13,554)

Total shareholders’ equity	62,006	49,650

Total liabilities and shareholders’ equity	$182,262	$192,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenue:
License	$10,130	$13,558	$33,479	$32,346
Support services	27,184	27,984	82,077	73,454
Implementation and consulting services	4,474	5,535	13,264	10,412

Total revenue	41,788	47,077	128,820	116,212

Operating expenses:
Cost of license revenue	4,320	5,016	13,702	13,215
Cost of support services revenue	8,077	8,815	24,417	21,641
Cost of implementation and consulting services revenue	5,451	6,242	15,588	13,231
Selling and marketing	9,973	14,549	34,576	38,237
Product development	3,288	5,221	10,875	13,531
General and administrative	4,843	5,158	16,188	14,035
Restructuring charge	2,206	342	2,610	592

Total operating expenses	38,158	45,343	117,956	114,482

Income from operations	3,630	1,734	10,864	1,730
Other:
Interest income	15	53	99	197
Interest expense	(200)	(320)	(648)	(538)

Income before income tax expense (benefit)	3,445	1,467	10,315	1,389
Income tax expense (benefit)	1,292	(1,534)	3,765	(1,565)

Net income	$2,153	$3,001	$6,550	$2,954

Net income per common share (basic)	$0.09	$0.13	$0.28	$0.14

Weighted average number of common shares outstanding (basic)	23,785	22,729	23,402	20,510

Net income per common share (diluted)	$0.08	$0.12	$0.25	$0.13

Weighted average number of common shares and common equivalent shares outstanding (diluted)	25,924	24,790	25,957	22,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$6,550	$2,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,979	2,026
Amortization of computer software costs	7,869	5,497
Amortization of intangible assets	1,329	951
Amortization of debt issue costs	201	146
Provision for bad debts	1,823	1,739
Deferred income taxes	2,745	(709)
Other non-cash items, net	392	644
Changes in operating assets and liabilities:
Accounts receivable	5,560	4,871
Deferred royalties	428	2,376
Deferred commissions	418	1,801
Prepaid expenses and other current assets	980	(324)
Other non-current assets	708	806
Accounts payable	(4,698)	46
Accrued expenses and other current liabilities	(5,747)	(3,339)
Restructuring reserve, current and non-current	(417)	(3,127)
Deferred license revenue	(2,200)	(3,405)
Deferred service revenue	470	(3,666)
Other non-current liabilities	(191)	(375)

Net cash provided by operating activities	18,199	8,912

Cash flows from investing activities:
Purchases of property and equipment	(976)	(1,712)
Additions to computer software costs	(8,644)	(4,066)
Acquisition related costs	—	(2,786)

Net cash used for investing activities	(9,620)	(8,564)

Cash flows from financing activities:
Proceeds from stock options exercised	4,840	100
Proceeds from employee stock purchases	562	195
Proceeds from revolving credit facility	1,500	6,700
Proceeds from term loan	—	15,000
Acquisition of treasury stock	(257)	(9)
Principal repayments of revolving credit facility	(5,500)	(2,700)
Principal repayments of long-term debt	(7,000)	—
Principal repayments of acquired debt	—	(20,057)
Payment of debt issue costs	(34)	(757)

Net cash used for financing activities	(5,889)	(1,528)

Effect of exchange rate changes on cash	69	121

Net increase (decrease) in cash and cash equivalents	2,759	(1,059)
Cash and cash equivalents at beginning of period	21,360	23,661

Cash and cash equivalents at end of period	$24,119	$22,602

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

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. As permitted by the rules of the SEC applicable to quarterly reports on Form 10-Q, these financial statements are condensed and consolidated, consisting of the condensed financial statements of MAPICS, Inc. and our subsidiaries. We also have condensed these notes, and they do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

As permitted by Statement of Financial Accounting Standards (SFAS) No. 148 and SFAS No. 123, we continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148. We did not record stock-based compensation expense related to outstanding stock options in the three or nine months ended June 30, 2004 and 2003, as all options granted under our plans had an exercise price equal to fair market value at the grant date.

SFAS No. 148 requires us to provide pro forma disclosure of the impact on our results of operations had we adopted the expense measurement provisions of SFAS No. 123. SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with our stock option plans and our employee stock purchase plan. The pro forma impact on our results of operations had we adopted the fair value based method of SFAS No. 123 using the Black-Scholes option-pricing model is shown below (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$2,153	$3,001	$6,550	$2,954
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	636	875	2,097	3,431

Pro forma net income (loss)	$1,517	$2,126	$4,453	$(477)

Earnings (loss) per share:
Basic – as reported	$0.09	$0.13	$0.28	$0.14
Basic – pro forma	$0.06	$0.09	$0.19	$(0.02)
Diluted – as reported	$0.08	$0.12	$0.25	$0.13
Diluted – pro forma	$0.06	$0.08	$0.17	$(0.02)

(3)	Revenue Recognition

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

Software License and Support Services Revenue

We generate a significant portion of total revenue from licensing software. Our sales channel consists of our direct sales force and our global network of independent affiliates. We license our software products under license agreements, which the ultimate customer typically executes directly with us rather than with our independent affiliates. Our license agreements are either perpetual license agreements or annual renewable term license agreements.

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

For our annual renewable term license agreements, when we first license a product, we receive both an initial license fee and an annual license fee. Our customers may renew the license for an additional one-year period upon payment of the annual license fee. Provided all other elements of revenue recognition are met, we recognize the initial license fees under these annual renewable term licenses ratably as license revenue over the initial license period, which is generally twelve months. In addition, payment of the annual license fee entitles the customer to available software support for another year. If the annual license fee is not paid, the customer is no longer entitled to use the software and we may terminate the agreement. We record this annual license fee as support services revenue ratably over the term of the agreement.

The license agreements for our software products include a limited express warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with our related documentation for a period of up to 90 days from delivery in most cases. A small percentage of our contracts have limited express warranties that cover a period of up to three years. These contracts relate to the SyteLine® product acquired in the acquisition of Frontstep, Inc. No new contracts containing this specific type of warranty are planned to be used in the future. If the product does not perform substantially in accordance with the documentation, we may repair or replace the product or terminate the license and refund the license fees paid for the product. All other warranties are expressly disclaimed. In addition to this warranty and in return for the payment of annual license or support fees, we provide customers with available annual maintenance services that include electronic usage support and defect repairs. In most instances, a product workaround and repair can be made and such repairs are delivered as part of maintenance services. Historically, we have not experienced any significant warranty claim losses related to our products, and we have no reason to believe that we will incur any material claim losses in the future.

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

We also offer educational courses and training materials to our customers and affiliates. These consulting and implementation services and education courses are included in implementation and consulting services revenue, and revenue is recognized when services are provided.

(4)	Computation and Presentation of Net Income Per Common Share

We apply SFAS No. 128, “Earnings Per Share,” which requires us to present “basic” and “diluted” net income per common share for all periods presented in the statements of operations. We compute basic net income per common share, which excludes dilution, by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if holders of our preferred stock, common stock options and unvested restricted common stock, and common stock warrants converted or exercised their holdings into common stock that then shared in our earnings.

The following table presents the calculations of basic and diluted net income per common share or common share equivalent (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Basic net income per common share:
Net income	$2,153	$3,001	$6,550	$2,954

Weighted average common shares outstanding	23,785	22,729	23,402	20,510

Basic net income per common share	$0.09	$0.13	$0.28	$0.14

Diluted net income per common share:
Net income	$2,153	$3,001	$6,550	$2,954

Weighted average common shares outstanding	23,785	22,729	23,402	20,510
Common share equivalents:
Convertible preferred stock (1)	1,286	1,750	1,433	1,750
Common stock options and unvested restricted stock	833	311	1,089	292
Common stock warrants	20	—	33	—

Weighted average common shares and common equivalent	25,924	24,790	25,957	22,552

Diluted net income per common share	$0.08	$0.12	$0.25	$0.13

(1)	See note (14) for discussion of the preferred stock conversion. This balance represents a pro-ration based upon the number of days outstanding during the three and nine months ended June 30, 2004.

(5)	Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income	$2,153	$3,001	$6,550	$2,954
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	217	(264)	(137)	(204)

Comprehensive income	$2,370	$2,737	$6,413	$2,750

(6)	Acquisition of Frontstep, Inc.

On February 18, 2003, we acquired Frontstep, Inc, a business software and services provider for mid-sized manufacturing companies headquartered in Columbus, Ohio. The combined company markets offerings from both companies under the MAPICS® brand. The combined company is leveraging MAPICS success on the IBM platform and Frontstep’s investment in delivering SyteLine 7 on Microsoft.NET while sustaining active product development for each. In addition, we believe the combined company is benefiting from a more balanced sales strategy, with both larger direct and affiliate channels serving the global manufacturing market.

Pursuant to the terms of the merger agreement, shareholders of Frontstep received, in the aggregate, 4.2 million shares of MAPICS common stock in exchange for all of the outstanding Frontstep shares. We assumed Frontstep’s outstanding debt of $20.1 million as well as certain outstanding stock options and warrants. We accounted for the acquisition as a purchase under SFAS No. 141, “Business Combinations.” Accordingly, the results of operations of Frontstep for the period from February 18, 2003 are included in the accompanying condensed consolidated financial statements.

We allocated the total purchase price to the net tangible assets and intangible assets acquired based on our estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including tradenames and maintenance contracts, was based on management’s best estimate, which included a consultation and review with a third party appraiser. We allocated the $38.9 million balance of the total purchase price to goodwill.

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

The purchase price includes the fair value of the vested options under the Frontstep option plans. The option plans and all outstanding options were converted into MAPICS options using the same conversion ratio that was used for the exchange of Frontstep stock. We registered 542,258 shares of our common stock for these plans under the Securities Act of 1933 as follows: 238,974 shares to be issued under the Frontstep Amended and Restated Non-Qualified Stock Option Plan for Key Employees, 182,945 shares to be issued under the Frontstep Second Amended and Restated 1999 Non-Qualified Stock Option Plan for Key Employees, and 120,339 shares to be issued under the Symix Non-Qualified Stock Options Plan for Key Executives. Substantially all of the shares under these plans are fully vested, and the options expire on the original expiration date or 90 days after we no longer employ the employee. Upon surrender of the options, they are no longer available for reissuance.

Additionally, the purchase price includes the estimated fair value of a stock warrant, which was approved for issuance on February 18, 2003. The warrant can be converted into 134,270 shares of common stock at a price of $7.81 per share and expires on July 17, 2006.

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed as of June 30, 2004:

Amount
(In thousands)
Cash and cash equivalents	$59
Accounts receivable, net	17,247
Deferred royalties	2,358
Prepaid expenses and other current assets	960
Property and equipment	3,336
Computer software costs	12,550
Goodwill (a)	38,935
Other intangible assets (b)	5,756
Other non-current assets	679
Deferred income taxes, net	14,384
Current portion of long-term debt	(8,545)
Accounts payable	(7,719)
Accrued expenses and other current liabilities	(10,810)
Restructuring reserve and exit costs, current (c)	(5,136)
Deferred revenue	(18,949)
Long-term debt	(11,512)
Restructuring reserve and exit costs, non-current (c)	(128)

Total purchase price	$33,465

(a)	None of the goodwill is deductible for income tax purposes.

(b)	Includes $0.9 million and $4.8 million for tradenames and maintenance contracts. Both intangible assets are subject to amortization over a weighted average useful life of five years.

(c)	Includes $5.3 million of restructuring liabilities related to real estate costs and severance incurred in connection with the acquisition, which is accounted for pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Pro Forma Information (Unaudited)

The following unaudited pro forma information presents our results of operations for the nine months ended June 30, 2003 as if the acquisition had taken place on October 1, 2002 (in thousands, except per share data):

Nine Months Ended June 30, 2003
Total revenue	$140,302
Net loss	$(14,240)
Net loss per common share (basic)	$(0.69)
Net loss per common share (diluted)	$(0.69)
Weighted average number of common shares outstanding (basic)	20,510
Weighted average number of common shares outstanding (diluted)	20,510

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

The reported income tax expense for the nine months ended June 30, 2004 was calculated based on our projected annual effective tax rate of 36.5%. For the three months ended June 30, 2004, our reported income tax was calculated based upon an overall effective tax rate of 37.5%. The reported income tax expense for the three and nine months ended June 30, 2004 differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense primarily due to the impact of state and foreign income taxes.

The reported income tax benefit for the three and nine months ended June 30, 2003 includes a $2.1 million tax benefit. This tax benefit resulted from changes in income taxes payable due to the resolution of federal income tax uncertainties related to tax net operating losses (NOLs) retained by MAPICS in connection with our 1997 spin-off of Marcam Solutions, Inc. Accordingly, we recorded this income tax benefit and a corresponding decrease in income taxes payable. We still retain additional uncertain favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and additional income tax benefits related to these tax attributes may be realized in future periods if and when they become certain. Excluding the $2.1 million tax benefit discussed above, the reported income tax expense for the three and nine months ended June 30, 2003 was calculated based on our projected effective tax rate of 37.0% and 36.9%. The reported income tax expense excluding the $2.1 million benefit differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense principally due to the impact of state and foreign income taxes.

At June 30, 2004, we estimate that we had domestic federal NOL carryforwards of $37.7 million and research and experimentation and other credit carryforwards of $9.2 million. At June 30, 2004, we also had $12.2 million foreign NOL carryforwards. The domestic NOL carryforwards and tax credits at June 30, 2004 expire between fiscal 2004 and fiscal 2023. The utilization of a significant portion of the domestic NOL carryforwards and tax credits is limited on an annual basis due to various changes in the ownership of MAPICS and previously acquired companies. We do not believe that these limitations will significantly impact our ability to utilize MAPICS, Frontstep’s and Pivotpoint’s NOL carryforwards and MAPICS and Pivotpoint’s tax credits before they expire. However, we estimate that these limitations will impact our ability to utilize Frontstep’s tax credits. As a result, a significant portion of these credits is included in our valuation allowance in connection with the purchase price allocation of Frontstep. We also have a valuation allowance for certain of our foreign NOL carryforwards. There have been no changes in the valuation allowance for the three and nine months ended June 30, 2004 from the amount reported at September 30, 2003. We believe these NOL carryforwards and tax credits will continue to result in cash savings in future periods as we use them to offset income taxes payable. We have recorded the net deferred tax assets at the amount we believe is more likely than not to be realized.

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

We performed a net realizable value test for all of our products lines at the end of fiscal year 2003 and found our future support services revenue to be sufficient to cover our estimable amortization over a five-year life. The MAPICS ERP for iSeries and MAPICS Syteline ERP products are being amortized over a five-year life. However, software is subject to rapid technological obsolescence and, as a result, future amortization periods for computer software costs could be shortened as a result of changes in technology in the future. Based on the then current technology and market trends of our products, we prospectively changed the estimated remaining economic lives to a three-year life from a five-year life for certain product offerings that no longer generate significant license revenue.

We include amortization of computer software costs in cost of license revenue in the statement of operations. Amortization of computer software costs was $2.5 million and $7.9 million for the three and nine months ended June 30, 2004 as compared with $2.1 million and $5.5 million for the three and nine months ended June 30, 2003. Amortization of computer software costs for the nine months ended June 30, 2004 included $0.6 million for the prospective adjustment of the amortization lives from five years to three years.

(9)	Goodwill and Other Intangible Assets

Changes in Goodwill for the Nine Months Ended June 30, 2004 (in thousands):

Balance as of September 30, 2003	$41,966
Adjustment of purchase price of Frontstep, Inc.	656

Balance as of June 30, 2004	$42,622

On February 18, 2003 we completed the acquisition of Frontstep. We allocated the total purchase price to the net tangible assets and intangible assets acquired based on our estimates of fair value at the date of the acquisition. The allocation of the total purchase price to the intangible assets, including tradenames, maintenance contracts, and acquired technology was based on management’s best estimate, which included a consultation and review with a third party appraiser. We allocated the $38.9 million balance of the total purchase price to goodwill. See note (6) for further details on the acquisition.

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Our intangible assets consist principally of tradenames, trademarks, maintenance contracts, and installed customer base and affiliate network, and we consider all to have finite lives. The gross carrying amount, accumulated amortization, and net carrying amount of our amortized intangible assets are detailed below:

Amortized Intangible Assets (in thousands):

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Installed customer base and affiliate network	$8,334	$(6,181)	$2,153
Maintenance contracts	4,847	(1,293)	3,554
Tradenames and trademarks	909	(242)	667

Total	$14,090	$(7,716)	$6,374

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Installed customer base and affiliate network	$8,334	$(5,652)	$2,682
Maintenance contracts	4,822	(565)	4,257
Tradenames and trademarks	909	(106)	803

Total	$14,065	$(6,323)	$7,742

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

Aggregate Amortization Expense (in thousands):

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
Aggregate amortization expense	$417	$1,329

Estimated Amortization Expense for the Fiscal Years Ending (in thousands):

September 30, 2004	$1,825
September 30, 2005	$1,825
September 30, 2006	$1,825
September 30, 2007	$1,621
September 30, 2008	$647

(10)	Restructuring and Exit Costs Reserve

In fiscal 2002, we announced a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% by June 30, 2002. The restructuring charge of $4.7 million during fiscal 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel. At June 30, 2004, we had $2.4 million remaining in our restructuring and exit costs reserve relating to fiscal 2002 activities.

During fiscal 2003, we recorded exit costs of $8.0 million relating to the Frontstep acquisition, of which $6.2 million were included in the cost of the acquisition and recorded in the purchase price allocation in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We recorded the remaining $1.8 million in exit costs as restructuring costs in our statement of operations.

The total exit cost of $6.2 million during fiscal 2003 that was included in the Frontstep purchase price allocation included $3.3 million in abandonment of office space and related costs and $2.4 million in employee severance and related costs for approximately 85 employees from all areas of Frontstep. Additionally, exit costs included obligations remaining pursuant to a $0.5 million consulting agreement that we subsequently terminated on February 21, 2003. During the nine months ended June 30, 2004, we recorded a net adjustment of $1.0 million to decrease the restructuring reserve for abandonment of office space as a result of securing buy-out agreements for two vacated properties for which we had previously reserved in the purchase price of Frontstep.

We accounted for the remaining $1.8 million of exit costs during fiscal 2003 as restructuring costs in our statement of operations under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs included $2.1 million in employee severance and related costs for approximately 90 employees from all areas of the Company and a recovery of $0.3 million of a previous accrual for vacated space. At June 30, 2004, we have $0.6 million remaining in our restructuring and exit costs reserve relating to fiscal 2003 activities.

During the three and nine months ended June 30, 2004, we recorded exit costs of $2.2 and $2.6 million primarily related to employee severance and related costs for approximately 70 employees from all areas in our North America and Europe, Middle East and Africa (EMEA) regions, of which $2.6 million was included in restructuring costs on our statement of operations and accounted for under the provisions of SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”. The work force reduction during the three and nine months ended June 30, 2004 was done primarily to reduce costs. At June 30, 2004, we had $2.0 million remaining in our restructuring and exit costs reserve relating to activities during the nine months ended June 30, 2004.

The major components of the restructuring and exit costs reserve at June 30, 2004 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Other	Total
Fiscal 2002 Restructuring Activities
Balance at September 30, 2003	$2,789	$—	$—	$2,789
Less: cash payments	(398)		—	(398)

Balance at June 30, 2004—fiscal 2002 activities	$2,391	$—	$—	$2,391

Fiscal 2003 Restructuring Activities
Balance at September 30, 2003 – included in purchase price of Frontstep	$2,004	$427	$188	$2,619
Exit costs	(1,030)	—	—	(1,030)
Less: cash payments	(589)	(215)	(188)	(992)
Less: fixed asset writedown	(37)	—	—	(37)

Balance at June 30, 2004	$348	$212	$—	$560

Balance at September 30, 2003 – included in restructuring cost	$—	$881	$—	$881
Exit costs	—	11	—	11
Less: cash payments	—	(864)	—	(864)

Balance at June 30, 2004	$—	$28	$—	$28

Balance at June 30, 2004—fiscal 2003 activities	$348	$240	$—	$588

Nine Months Ended June 30, 2004 Restructuring Activities
Balance at September 30, 2003	$—	$—	$—	$—
Exit costs	64	2,646	—	2,710
Less: cash payments	—	(674)	—	(674)
Less: fixed asset write-down	(64)	—	—	(64)

Balance at June 30, 2004	$—	$1,972	$—	$1,972

Total restructuring reserve at June 30, 2004	$2,739	$2,212	$—	$4,951

We expect future cash expenditures related to these restructuring activities to be approximately $5.0 million. We expect to pay approximately $3.0 million during the next twelve months, and we therefore have included this amount in current liabilities. We expect to pay the remaining $2.0 million by fiscal 2007.

As shown in the table above, our restructuring and exit costs reserve at June 30, 2004 is comprised of the estimated excess lease and related costs associated with vacated office space and costs accrued for employee severance and related costs associated with work force reductions. We could incur additional restructuring charges if operating results require us to further reduce our work force. Additionally, we could incur additional restructuring charges or reverse prior charges in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Depending on market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring and exit costs reserve as appropriate.

(11)	Commitments and Contingencies

Debt: The debt included in our condensed consolidated balance sheets is related to the term loan portion of our bank credit facility. We did not borrow against our revolving credit facility during the quarter ended June 30, 2004, and as of June 30, 2004 we had no outstanding balance on our revolving credit facility. During July 2004 we repaid the remaining $8.0 million term loan balance. As a result of the repayment, the term loan is no longer available for future borrowings.

See “Item 1. Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for further discussion regarding our commitments and contingencies.

(12)	Operating Segments and Geographic Information

We have three operating segments for which we evaluate our business and for which we have discrete financial information available. These operating segments include 1) software sales to customers in the manufacturing environment, 2) providing support services to the customers that purchase our software, and 3) providing implementation and other consulting services to customers that purchase our software. In evaluating financial performance, we focus on income (loss) from operations, which we refer to as operating profit, as a measure of a segment’s profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of certain corporate expenses. Operating profit is a relevant measure of segment profit or loss because it includes the revenue and related costs that apply to the individual segments. Interest, taxes and allocation of certain corporate expenses are not related specifically to the operating segments. We include other operating costs, including marketing, product development, and general and administrative expenses in the presentation of reportable segment information because these expenses are not allocated separately to our operating segments. We do not utilize assets as a measure of a segment’s performance. We review assets at the enterprise level and thus do not include them in our segment disclosure.

The following table includes interim financial information for the three and nine months ended June 30, 2004 and 2003 related to our segments. The information presented below may not be indicative of results if the segments were independent organizations (in thousands).

	Software	Support	Implementation and Consulting	Other Operating Costs	Total
Three Months Ended June 30, 2004:
Revenue from unaffiliated customers	$10,130	$27,184	$4,474	$—	$41,788

Income (loss) from operations	$(2,196)	$19,107	$(977)	$(12,304)	$3,630

Interest income					15
Interest expense					(200)

Income before income tax expense					$3,445

Three Months Ended June 30, 2003:
Revenue from unaffiliated customers	$13,558	$27,984	$5,535	$—	$47,077

Income (loss) from operations	$(3,320)	$19,169	$(707)	$(13,408)	$1,734

Interest income					53
Interest expense					(320)

Income before income tax benefit					$1,467

	Software	Support	Implementation and Consulting	Other Operating Costs	Total
Nine Months Ended June 30, 2004:
Revenue from unaffiliated customers	$33,479	$82,077	$13,264	$—	$128,820

Income (loss) from operations	$(8,629)	$57,660	$(2,324)	$(35,843)	$10,864

Interest income					99
Interest expense					(648)

Income before income tax expense					$10,315

Nine Months Ended June 30, 2003:
Revenue from unaffiliated customers	$32,346	$73,454	$10,412	$—	$116,212

Income (loss) from operations	$(10,910)	$51,813	$(2,819)	$(36,354)	$1,730

Interest income					197
Interest expense					(538)

Income before income tax benefit					$1,389

Our principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of North America include EMEA, Asia Pacific and Latin America. In addition to the operating segments disclosed above, we regularly prepare and evaluate separate financial information for each of our principal geographic areas: 1) North America, 2) EMEA, 3) Asia Pacific and 4) Latin America. In evaluating financial performance, we focus on operating profit as a measure of a geographic area’s profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of certain corporate expenses. We include our corporate division in the presentation of geographic area information because some of the income and expenses of this division are not allocated separately to the geographic areas. We have not allocated a portion of the product development costs of $3.3 million and $10.9 million for three and nine months ended June 30, 2004 and $5.2 million and $13.5 million for the three and nine months ended June 30, 2003 incurred in the United States to the other geographic areas, We also have not allocated administrative costs of $4.8 million and $16.1 million for the three and nine months ended June 30, 2004 and $5.2 million and $14.0 million for the three and nine months ended June 30, 2003 incurred in the United States to the other geographic areas.

The following table includes interim financial information for the three and nine months ended June 30, 2004 and 2003 related to our geographic areas. The information presented below may not be indicative of results if the geographic areas were independent organizations (in thousands).

	North America	EMEA	Asia Pacific	Latin America	Corporate	Total
Three Months Ended June 30, 2004:
Revenue from unaffiliated customers	$29,676	$8,227	$3,079	$806	$—	$41,788

Income (loss) from operations	$4,358	$806	$555	$117	$(2,206)	$3,630

Interest income						15
Interest expense						(200)

Income before income tax expense						$3,445

Three Months Ended June 30, 2003:
Revenue from unaffiliated customers	$33,651	$9,407	$3,121	$898	$—	$47,077

Income (loss) from operations	$253	$1,487	$51	$285	$(342)	$1,734

Interest income						53
Interest expense						(320)

Income before income tax benefit						$1,467

	North America	EMEA	Asia Pacific	Latin America	Corporate	Total
Nine Months Ended June 30, 2004:
Revenue from unaffiliated customers	$93,054	$24,158	$9,041	$2,567	$—	$128,820

Income (loss) from operations	$11,046	$467	$1,328	$633	$(2,610)	$10,864

Interest income						99
Interest expense						(648)

Income before income tax expense						$10,315

Nine Months Ended June 30, 2003:
Revenue from unaffiliated customers	$85,878	$21,156	$6,123	$3,055	$—	$116,212

Income (loss) from operations	$(1,692)	$3,447	$(316)	$883	$(592)	$1,730

Interest income						197
Interest expense						(538)

Income before income tax benefit						$1,389

(13)	Long-Term Debt

We repaid $4.5 million of the term loan portion of our bank credit facility and the remaining $1.8 million outstanding balance of our revolving credit facility during the quarter ended June 30, 2004. We did not borrow against our revolving credit facility during the quarter ended June 30, 2004, and as of June 30, 2004 we had no outstanding balance on our revolving credit facility. We were in compliance with our debt covenants as of June 30, 2004.

During the month of July 2004, we repaid the remaining $8.0 million that was outstanding as of June 30, 2004. In addition, with the repayment of the outstanding balance, the term loan portion of the bank credit facility is no longer available as a funding source. Our $12.5 million revolving credit facility remains available as a source of funding, if needed, subject to the borrowing base. Certain of the debt covenants regarding the bank credit facility have been amended to reflect the repayment of the outstanding balances on the term loan portion of our bank credit facility.

(14)	Preferred Stock Conversion

In October 2003, the holder of 25,000 outstanding shares of our Series D convertible preferred stock converted these shares into our common stock at the conversion ratio of 10 shares of common stock for each share of preferred stock as set forth in the shareholder agreement. A total of 250,000 common shares were issued from treasury stock. As a result, the liquidation preference for the Series D convertible preferred stock was reduced by $7.5 million.

In June 2004, the holder of all of the 100,000 outstanding shares of our Series D convertible preferred stock and all of the 50,000 outstanding shares of our Series E convertible preferred stock converted these shares into our common stock at the conversion ratio of 10 shares of common stock for each share of preferred stock as set forth in the preferred shareholder agreement. A total of 1.5 million common shares were issued from previously authorized shares not currently outstanding. As of June 30, 2004 we had 1.0 million shares of preferred stock authorized but had no preferred shares outstanding. As a result of the conversion, those shareholders no longer hold any preferences or rights with regard to the Series D and Series E convertible preferred stock including the liquidation preference.

(15)	Recently Issued or Adopted Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended June 30, 2004 that were applicable to our operations.

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

We principally generate revenue from the licensing of software and the delivery of support and implementation services to mid-market discrete and batch-process manufacturing enterprises. Mid-market enterprises are generally those manufacturing operations that generate between $20 million and $1 billion in annual revenues. Our ability to maintain or grow our license or services revenue is dependent on a variety of factors, including the capital spending of the mid-market manufacturers that we serve. We have three operating segments for which we evaluate our business and for which we have discrete financial information available. These operating segments are “software” which includes license revenue, “support” which includes maintenance and usage services to the customers that purchase our software and “implementation and consulting” which includes other professional services to customers that purchase our software.

On February 18, 2003, we acquired Frontstep, Inc., a manufacturing application solution provider with worldwide operations. Pursuant to the purchase agreement, we purchased of all of Frontstep’s shares in exchange for 4.2 million shares of MAPICS common stock and we assumed $20.1 million of Frontstep’s debt as well as certain outstanding stock options and warrants. Frontstep shareholders received 0.300846 MAPICS shares for each share of Frontstep common stock held. Furthermore, we entered into a $30 million bank credit facility from which we borrowed $21.7 million on February 18, 2003 to repay the Frontstep debt assumed in the business combination and certain related expenses. The Frontstep acquisition is more fully described in note (6) to the financial statements.

As a result of the transaction, both MAPICS and Frontstep customers are served by a much larger manufacturing-focused global company that can leverage a larger combined customer base with complementary offerings and new sales channels. The combined company, which markets offerings from both companies under the MAPICS® brand, is leveraging MAPICS success on the IBM platform and Frontstep’s investment in delivering SyteLine 7 on Microsoft.NET while sustaining active product development for each. In addition, we believe the combined company is benefiting from a more balanced sales strategy with both larger direct and affiliate channels serving the global mid-market manufacturing market.

Summary

Over the past four years there have been a number of events that have affected our target market. Beginning in 2000, there was a general economic slowdown, particularly in the manufacturing market, which has resulted in reduced employment and capital spending in the U.S. manufacturing market and in other geographic areas. In addition, there has been a general shift in manufacturing operations to lower cost geographic areas like Asia.

We believe the indications of economic improvements in the U.S. and other geographic areas over the past year coupled with improvement in the overall manufacturing sector have begun to favorably impact our customers’ operations. We believe these factors have improved capital investment sentiment in several geographic areas. While signs of improvement in the global economy and general improvements in the manufacturing sector are positive developments, we believe many of our customers are still hesitant with respect to capital investment decisions. Furthermore, while economic growth is evident in the U.S. and Asia Pacific, there are now signs that this growth may be moderating, particularly for U.S. manufacturing. In addition, many European economies still face slow to stagnant growth. This will continue to be a challenge to our operations as we derive a significant portion of our revenues from this region.

Our revenue declined while our operating profits improved in the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. The revenue decline was due principally to a decrease in the demand for iSeries software solutions as well a decrease in revenue from our Progress platform based Syteline 6 due to the introduction of Syteline 7 within our distribution channels. MAPICS Syteline 7 is our initial release of an offering redeveloped for the latest Microsoft.Net technology. As a result of the activities to mature the offering during its first year of productive use by customers, translated versions of Syteline 7 for EMEA and Asia Pacific were not generally available until the quarter ended June 30, 2004.

Our operating profits improved in the three months ended June 30, 2004 as compared with the same period in the prior year primarily due to past restructuring efforts, personnel cost reductions, revenue mix, and improved productivity and operating efficiencies driven by the synergies created when the MAPICS and Frontstep operations were combined. We lowered operating costs across our operations during the quarter ended June 30, 2004. In addition, we undertook a restructuring effort in certain of our North American and international operating areas that we believe will lead to additional cost savings in the future. Our restructuring efforts reduced personnel and leased office space over the past twelve months. This in turn lowered our direct and indirect cost of operations and improved company wide productivity.

Our revenue and operating profits improved in the nine months ended June 30, 2004 compared to the same period last year. The increase in revenue and operating profit was principally due to the addition of revenue from the Frontstep business acquired in February 2003 and cost savings derived from recent restructuring efforts. Revenue from the Frontstep business is reflected in the three and nine months ended June 30, 2003 only from the February 18, 2003 closing date through June 30, 2003. For the nine months ended June 30, 2004, our revenues improved in all segments and major geographic areas as compared with the nine months ended June 30, 2003. The improved operating profit for the nine months ended June 30, 2004 were similarly due to past restructuring efforts, personnel cost reductions, revenue mix, and improved productivity and operating efficiencies driven by the synergies created when the MAPICS and Frontstep operations were combined.

For the three and nine months ended June 30, 2004, we funded our operations principally from operating cash flows. Cash flow from operations came primarily from collections of receivables and favorable operating results. Our operating cash flows showed significant improvement during the three and nine months ended June 30, 2004 as compared with the three and nine months ended June 30, 2003. We borrowed $1.5 million against our revolving credit line for working capital purposes in the nine months ended June 30, 2004. We repaid $1.8 and $5.5 million of the revolving credit line during the three and nine months ended June 30, 2004. We repaid $4.5 million and $7.0 million of our term loan in the three and nine months ended June 30, 2004. The repayments were funded primarily with cash from operations and the proceeds of employee stock option exercises. Subsequent to June 30, 2004, we repaid the remaining $8.0 million of term loan debt that was outstanding on our balance sheet as of June 30, 2004. These repayments were also funded primarily with cash from operations and proceeds of employee stock option exercises. As of July 26, 2004, we had no outstanding balances on either the term loan portion of our bank credit facility or our revolving credit facility. With the repayment, the term loan is no longer available as a potential funding source. Our $12.5 million revolving credit facility remains available as a source of potential funding if needed, subject to the borrowing base.

During the three and nine months ended June 30, 2004 we incurred costs related to compliance with Sarbanes-Oxley regulations. While these costs were not significant during this period, we anticipate that these costs will become significant in future periods. The cost of compliance with the Sarbanes-Oxley regulations may cause a significant increase in our general and administrative expenses in the next twelve to eighteen months.

Results of Operations

Three and Nine Months Ended June 30, 2004 Compared to Three and Nine Months Ended June 30, 2003

Our results of operations for the three and nine months ended June 30, 2004 and the three months ended June 30, 2003 include the results of Frontstep. Our results for nine months ended June 30, 2003 include the results of Frontstep from the February 18, 2003 acquisition date through June 30, 2003. The integration of the Frontstep operations into our operating structure was completed during the three months ended December 31, 2003.

For the three months ended June 30, 2004, we reported net income of $2.2 million, or $0.08 per share (diluted), compared to a net income of $3.0 million, or $0.12 per share (diluted), for the three months ended June 30, 2003. For the three months ended June 30, 2004, total revenue decreased $5.3 million or 11.2% while operating expenses decreased $7.2 million or 15.8% from the year earlier quarter.

For the nine months ended June 30, 2004, we reported net income of $6.6 million, or $0.25 per share (diluted), compared to net income of $3.0 million, or $0.13 per share (diluted) for the nine months ended June 30, 2003. For the nine months ended June 30, 2004, total revenue increased $12.6 million or 10.9% while operating expenses increased $3.5 million or 3.0% compared to the nine months ended June 30, 2003.

Effective October 1, 2003, we amended our vacation policy for employees in North America to require these employees to utilize their vacation benefits in the period earned or such benefits will be forfeited. We expect this will result in certain expense reductions throughout fiscal 2004 as accrued vacation is consumed or forfeited. The amount of accrued vacation relating to our employees in North America was $1.9 million at October 1, 2003 and $1.3 million at June 30, 2004. The remaining vacation benefit accrual at September 30, 2004 will be forfeited and will most likely result in a benefit in the form of a reduction in expense in our statement of operations.

The following table presents our statements of operations data as a percentage of total revenue for the three and nine months ended June 30, 2004 and June 30, 2003:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenue:
License	24.2%	28.8%	26.0%	27.8%
Support services	65.1	59.4	63.7	63.2
Implementation and consulting services	10.7	11.8	10.3	9.0

Total revenue	100.0	100.0	100.0	100.0

Operating expenses:
Cost of license revenue	10.3	10.7	10.6	11.4
Cost of support services revenue	19.3	18.7	19.0	18.6
Cost of implementation and consulting services revenue	13.0	13.3	12.1	11.4
Selling and marketing	23.9	30.9	26.8	32.9
Product development	7.9	11.1	8.4	11.6
General and administrative	11.6	11.0	12.6	12.1
Restructuring charge	5.3	0.7	2.0	0.5

Total operating expenses	91.3	96.4	91.5	98.5

Income from operations	8.7	3.6	8.5	1.5
Interest income	0.0	0.1	0.1	0.2
Interest expense	(0.5)	(0.7)	(0.5)	(0.5)

Income before income tax expense (benefit)	8.2	3.0	8.1	1.2
Income tax expense (benefit)	3.1	(3.3)	2.9	(1.3)

Net income	5.1%	6.3%	5.2%	2.5%

Total Revenue

The following table shows license, support services and implementation and consulting services revenue for the three and nine months ended June 30, 2004 and the percentage change for the three and nine months ended June 30, 2003 (in thousands):

	Three Months Ended			Nine Months Ended
	June 30, 2004	Change %	June 30, 2003	June 30, 2004	Change %	June 30, 2003
Software sales revenue:
Contract activity	$10,833	(10.5)	$12,109	$31,391	10.7	$28,349
Recognized deferred license revenue, net (1)	(703)	(148.5)	1,449	2,088	(47.8)	3,997

Total license revenue	10,130	(25.3)	13,558	33,479	3.5	32,346
Service revenue:
Support services	27,184	(2.9)	27,984	82,077	11.7	73,454
Implementation and consulting services	4,474	(19.2)	5,535	13,264	27.4	10,412

Total revenue	$41,788	(11.2)	$47,077	$128,820	10.8	$116,212

(1)	Reflects total time-based license revenue deferred in the periods presented less the total of license revenue recognized in the periods presented that was previously deferred. See note (3) for discussion of revenue recognition.

Total revenue for the three months ended June 30, 2004 decreased by $5.3 million as compared with the three months ended June 30, 2003. The revenue decline was due principally to a decrease in the demand for iSeries software solutions as well a decrease in revenue from our Progress platform based Syteline 6 due to the introduction of Syteline 7 within our distribution channels. MAPICS Syteline 7 is our initial release of an offering redeveloped for the latest Microsoft.Net technology. As a result of the activities to mature the offering during its first year of productive use by customers, translated versions of Syteline 7 for EMEA and Asia Pacific were not generally available until the quarter ended June 30, 2004.

Total revenue for the nine months ended June 30, 2004 increased by $12.6 million as compared with the nine months ended June 30, 2003. The increase in total revenue for the nine months ended June 30, 2004 was principally due to the revenue from the Syteline solutions acquired in the Frontstep acquisition being included in the nine months ended June 30, 2004 and only included from February 18, 2003 to June 30, 2003 during the nine months ended June 30, 2003. Excluding Frontstep, our total revenues for the nine months ended June 30, 2004 decreased by $12.0 million or 12.4%. This decrease is due to the fact that most new customer transactions are licensing our Syteline 7 solution as discussed above.

Software Sales Revenue

License Revenue: Total license revenue decreased $3.4 million during the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. The decrease is attributable to a decrease of $1.3 million in contract activity and a $2.2 million decrease in net deferred license revenue recognized related to our MAPICS ERP for iSeries products. The decrease in contract activity for our MAPICS ERP for iSeries products is the result of increased sales and marketing activities for our Syteline 7 solution as most new customer transactions are licensing this solution. We also experienced a slight decline in contract activity due to a decrease in demand for our Progress platform based Syteline 6 product related to the introduction of Syteline 7 redeveloped for the latest Microsoft technology and associated product transition issues as described above. The decrease in net deferred license revenue recognized is from our MAPICS ERP for iSeries license agreements, which are typically deferred and amortized ratably over a twelve-month period. This $2.2 million decrease in net deferred license revenue recognized is attributable to lower contract activity for our MAPICS ERP for iSeries license agreements over the past twelve-months as compared to the prior year.

Total license revenue increased $1.1 million for the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003. The increase in license revenue is attributable to an increase of $3.0 million in contract activity primarily from an increase in contract activity of $7.7 million for products acquired in the Frontstep acquisition offset by a decrease of $4.6 million in contract activity for the MAPICS ERP for iSeries products. We believe this decline in the contract activity for the MAPICS ERP for iSeries products is due to a decrease in demand for iSeries software solutions. In addition, we have devoted a greater focus of our sales and marketing efforts on the acquired product offerings and as a result, we have experienced some decline in our ERP for iSeries contract activity. The increase in total revenue from increased contract activity was offset slightly by lower net deferred license revenue recognized in the nine months ended June 30, 2004 as compared with the nine months ended June 30, 2003. Net deferred license revenue is recognized primarily from our MAPICS ERP for iSeries license agreements, which are typically deferred and amortized ratably over a twelve-month period. The lower net deferred revenue recognized is due to lower contract activity for the MAPICS ERP for iSeries product over the past twelve months as compared to the prior year.

For the three and nine months ended June 30, 2004, we executed 293 and 914 transactions with an average contract price of $37,000 and $34,300 respectively. This compares to 390 and 718 transactions in the three and nine months ended June 30, 2003 with an average contract price of $31,000 and $39,500, respectively. The decrease in the number of transactions for the three months ended June 30, 2004 is due to the delays in the Syteline 7 product transition as noted in our discussion of changes in total revenues above. The increase in the number of transactions for the nine months ended June 30, 2004 is due to the inclusion of transactions from the acquired Frontstep product lines. The average contract price increased for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003 as a result of fewer Syteline transactions due to the new Syteline 7 product transition delays mentioned earlier. Syteline products typically have smaller transaction sizes concentrated in geographic areas with lower average selling prices. The average contract price decreased in the nine months ended June 30, 2004 as compared with the nine months ended June 30, 2003 due to an increase in Syteline transactions resulting from the addition of a full nine months of the Frontstep product lines in the nine months ended June 30, 2004 as compared with the same period in the prior year. In addition, there was a greater volume of sales of add-on products, which carry a lower average contract price, to existing customers in the nine months ended June 30, 2004.

Services Revenue

Support Services: Our support services revenue consists of annual license fees and annual support fees, which are typically paid in advance. The annual fees entitle the customer to receive twelve months of support services, as available. We record these annual fees as services revenue and recognize this revenue ratably over the term of the agreement. Support services revenue decreased by $0.8 million for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003 due to a $2.9 million decrease in support service revenue for MAPICS ERP for iSeries products partially offset by an increase of $2.1 million in Syteline product support service revenue. The decrease in MAPICS ERP for iSeries support services revenue was primarily the result a decline in the MAPICS ERP for iSeries support base principally due to reductions in supported users and applications for our iSeries products. The product transition licensing delays related to the Syteline 7 product, as mentioned above, also had a slight impact on the Syteline support services revenue for the three months ended June 30, 2004.

Support services revenue increased $8.6 million for the nine months ended June 30, 2004 as compared with the nine months ended June 30, 2003. The increase was primarily due to the inclusion of support services revenue from our acquired Frontstep products. Excluding the acquired Frontstep products, support services revenue for the nine months ended June 30, 2004 declined $8.0 million compared to the nine months ended June 30, 2003. The decline is principally due to a lower MAPICS ERP for iSeries support base principally caused by reductions in supported users and applications for our iSeries products.

Implementation and Consulting Services: Our implementation and consulting services revenue is generated by our professional services organization, which may provide our customers with consulting and implementation services relating to our products and the products of our solution partners. Implementation and consulting revenue for the three months ended June 30, 2004 decreased by $1.1 million as compared with the three months ended June 30, 2003. The decrease in revenue is primarily due to the decrease in license contract activity, which typically drives implementation and consulting service activity.

For the nine months ended June 30, 2004, implementation and consulting revenues increased $2.9 million compared to the nine months ended June 30, 2003. The improvement in revenue is due to the inclusion of Frontstep revenue and increasing sales of our Syteline offering, which drives additional service engagements. The increase in implementation and consulting services revenue for the nine months ended June 30, 2004 was slightly offset by the decrease in the three months ended June 30, 2004 associated with the decrease in license volume mentioned above. Implementation and consulting services revenues improved across all geographic areas in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003 as a result of the inclusion of the Frontstep implementation and consulting services revenue.

Geographic Revenue Information

Our operations are conducted principally in (1) North America, (2) the Europe, Middle East and Africa region, or EMEA, (3) Asia Pacific and (4) Latin America. The following table shows the percentage of software license revenue, support services revenue, implementation and consulting services revenue and total revenue contributed by each of our primary geographic areas for the three and nine months ended June 30, 2004 and 2003:

	License Revenue Three Months Ended June 30,		Support Revenue Three Months Ended June 30,		Implementation and Consulting Revenue Three Months Ended June 30,		Total Revenue Three Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
North America	67.7%	64.1%	73.4%	76.9%	64.0%	62.3%	71.0%	71.5%
EMEA	17.8	22.7	19.4	16.7	25.7	29.7	19.7	20.0
Asia Pacific	11.7	10.4	5.3	4.5	10.3	8.0	7.4	6.6
Latin America	2.8	2.8	1.9	1.9	—	—	1.9	1.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	License Revenue Nine Months Ended June 30,		Support Revenue Nine Months Ended June 30,		Implementation and Consulting Revenue Nine Months Ended June 30,		Total Revenue Nine Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
North America	67.7%	66.7%	75.2%	77.7%	65.1%	69.6%	72.2%	73.9%
EMEA	19.2	20.7	17.8	16.4	23.6	23.5	18.8	18.2
Asia Pacific	9.5	8.3	5.3	3.7	11.3	6.9	7.0	5.3
Latin America	3.6	4.3	1.7	2.2	—	—	2.0	2.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the three and nine months ended June 30, 2004, total revenue mix as a percentage of total revenue by geographic area changed slightly as compared with the three and nine months ended June 30, 2003. Total revenue from Asia Pacific increased 0.8% and 1.7% during the three and nine months ended June 30, 2004 as compared to the three and nine months ended June 30, 2003. We believe that a contributing factor to the increase in Asia Pacific revenue is the continued economic growth in the region, which is contributing to and being fueled by the continuing trend of increased multinational manufacturing presence and outsourcing to this region. The decline in EMEA license revenue as a percentage of total license revenue for the three months ended June 30, 2004 is due to the new product transition delays as noted in our discussion of changes in total revenue. These delays also impacted EMEA implementation and consulting revenue as a percentage of total implementation and consulting revenue. This delay had a less significant impact on the Asia Pacific percentage change in revenue for license revenue and implementation and consulting revenue due to the general increase in activity in the region. Another factor contributing to the changes in percentage of total revenues are currency fluctuations. The Euro, British Pound Sterling, Japanese Yen and Australian Dollar were approximately 6.1%, 9.8%, 9.2% and 3.4% higher against the U.S. Dollar at June 30, 2004 than at June 30, 2003.

Additional information about our operations in these geographic areas is presented in note (12) of the notes to our condensed consolidated financial statements in this report.

Operating Expenses

Cost of Revenue

The following table shows cost of license revenue from software sales, cost of support service revenue and cost of implementation and consulting service revenue for the three and nine months ended June 30, 2004 as compared to the three and nine months ended June 30, 2003 (in thousands):

	Three Months Ended			Nine Months Ended
	June 30, 2004	Change %	June 30, 2003	June 30, 2004	Change %	June 30, 2003
Software sales revenue:
Cost of license revenue from software sales	$4,320	(13.9)	$5,016	$13,702	3.7	$13,215
Services revenue:
Cost of support services revenue	8,077	(8.4)	8,815	24,417	12.8	21,641
Cost of implementation and consulting services revenue	5,451	(12.7)	6,242	15,588	17.8	13,231

Total cost of revenue	$17,848	(11.1)	$20,073	$53,707	11.7	$48,087

Cost of License Revenue

Cost of license revenue decreased $0.7 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease was due primarily to a decrease of $1.1 million in royalty expense. Royalty expense decreased by $0.6 million related to our MAPICS ERP for iSeries product line and $0.5 million related to our Syteline product line. The decrease in iSeries license royalties was due to the decline in license contract activity over the preceding twelve months. The decrease in Syteline license royalties was due to the transition of new customers to the new Syteline 7 solution, which has a lower overall royalty rate, and to a lesser extent, a slight decline in license contract activity. The decrease was partially offset by an increase in capitalized software amortization of $0.4 million as compared with the same period of the prior year. We performed a net realizable value test for all of our products lines at the end of fiscal 2003 and found our future support services revenue to be sufficient to cover our estimable amortization over a five-year life. The MAPICS ERP for iSeries and MAPICS Syteline ERP products are being amortized over a five-year life. However, software is subject to rapid technological obsolescence and, as a result, future amortization periods for computer software costs could be shortened as a result of changes in technology in the future. Based on the current technology and market trends of our products, we prospectively changed the estimated remaining economic lives to a three-year life from a five-year life for certain product offerings that no longer generate significant license revenue. The increase in capitalized software amortization for the three months ended June 30, 2004 was due to this prospective change in the estimated remaining economic lives of these products.

Cost of license revenue increased $0.5 million for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003. The increase was partly due to royalties and amortization related to the acquired Frontstep products. Amortization of capitalized software increased by $2.3 million in the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003. The increase was the result of the prospective change in the estimated remaining economic lives of certain software products mentioned above. Partially offsetting these increases was a $1.8 million decrease in royalty expense. Royalty expense related to our MAPICS ERP for iSeries product line decreased by $2.3 million offset slightly by a $0.5 million increase in royalties related to the Syteline product line. The decrease in royalty expense for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003 was primarily the result of the decrease in license volume on the MAPICS ERP for iSeries product, offset slightly by an increase in license volume related to the Syteline product line. Royalties on the Syteline product are generally lower per dollar of license revenue than are royalties on the MAPICS ERP for iSeries product line. We expect cost of license revenue to vary from period to period based on the mix of products licensed between internally developed products and royalty bearing products and the timing of computer software amortization costs.

Cost of Support Services Revenue

Cost of support services revenue decreased $0.7 million for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. The decrease in cost of support services revenue was related primarily to a $0.5 million decrease in personnel costs due to a reduction in the number of staff necessary to support the combined product lines, and a $0.2 million decrease in other direct cost of support services revenue.

Cost of support services revenue increased $2.8 million for the nine months ended June 30, 2004. The increase in cost of support services revenue was due primarily to the inclusion of Frontstep cost of support services revenue in the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003. The increase was comprised of a $1.4 million increase in compensation expense for additional support personnel to support additional customers and related support revenue as a result of the Frontstep acquisition, $0.6 million in royalty costs associated with the addition of support revenue related to the Frontstep acquisition, $0.4 million in amortization related to a maintenance contract intangible asset and $0.4 million in other direct support costs.

Cost of Implementation and Consulting Services Revenue

Cost of implementation and consulting services revenue decreased $0.8 million for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. The decrease was comprised of a $0.5 million decrease in implementation and consulting service personnel costs due to a reduction in implementation and consulting services revenue and the number of professionals needed to provide implementation and consulting services, and a $0.3 million decrease in other direct costs of implementation and consulting services revenue.

Cost of implementation and consulting services revenue increased $2.4 million for the nine months ended June 30, 2004 as compared with the nine months ended June 30, 2003. The increase in cost of implementation and consulting services revenue was due to the inclusion of Frontstep cost of implementation and consulting services revenue in the nine months ended June 30, 2004. The increase was comprised primarily of a $1.6 million increase in personnel costs related to the addition of Frontstep service professionals and associated service contracts, and additional service professionals needed due to improved revenue during the period. The increase was also comprised of an increase of $0.8 million in fees for professional service contractors used on certain engagements.

Other Operating Expenses

The following table shows other operating expenses for the three and nine months ended June 30, 2004 as compared to the three and nine months ended June 30, 2003 (in thousands):

	Three Months Ended			Nine Months Ended
	June 30, 2004	Change %	June 30, 2003	June 30, 2004	Change %	June 30, 2003
Other operating expenses:
Selling and marketing	$9,973	(31.5)	$14,549	$34,576	(9.6)	$38,237
Product development	3,288	(37.0)	5,221	10,875	(19.6)	13,531
General and administrative	4,843	(6.10)	5,158	16,188	15.3	14,035

Total other operating expenses	$18,104	(27.4)	$24,928	$61,639	(6.3)	$65,803

Selling and Marketing Expenses

Selling and marketing expenses decreased by $4.6 million in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 and decreased by 7.0% as a percentage of total revenue over the same period. A principal reason for the decrease was a $1.9 million decrease in selling and marketing personnel costs as a result of staff reductions due to the synergies gained from the combination of the Frontstep and MAPICS sales and marketing organizations. Fewer professionals were needed to sell and market the combined product offerings. Another contributing factor for the decrease in selling and marketing expense was the reduction in license contract activity. The decrease also included $1.1 million in reduced commission expense due to a higher percentage of revenue generated by our direct sales channel, which has lower variable costs rather than our affiliate channel. Additionally, the decrease included a $0.7 million reduction in direct marketing costs, and $0.8 million in reduced general selling and marketing expenditures.

For the nine months ended June 30, 2004, selling and marketing expense decreased by $3.7 million as compared with the nine months ended June 30, 2003 and decreased by 6.1% as a percentage of revenue over the comparable prior year period. This decrease was comprised of, a $2.8 million decrease in commission expense due to a higher percentage of revenue generated by our direct sales channel, which has lower variable costs rather than our affiliate channel. The decrease also included a $2.1 million decrease in direct marketing costs as we focused our marketing programs on our existing customer base, a $0.7 million increase in personnel costs for the addition of selling and marketing personnel as a result of the Frontstep acquisition, primarily in North America and Asia Pacific, and a $0.5 million increase in general selling and marketing spending related to the use of consultants for third party product education. With regard to our affiliate network and the associated commissions paid, we believe that affiliate commissions will fluctuate from period to period based on our product mix and the levels of sales by our affiliates and by our direct sales organization.

Product Development Expenses

The following table shows information about our product development expenses during the three and nine months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended			Nine Months Ended
	June 30, 2004	Change %	June 30, 2003	June 30, 2004	Change %	June 30, 2003
Product development costs	$5,324	(22.4)	$6,862	$17,279	2.4	$16,880
Software translation costs	875	97.1	444	2,240	212.4	717

Total product development spending	6,199	(15.2)	7,306	19,519	10.9	17,597
Less:
Capitalized product development costs	(2,370)	30.7	(1,814)	(7,181)	90.9	(3,762)
Capitalized software translation costs	(541)	99.6	(271)	(1,463)	381.3	(304)

Total capitalized costs	(2,911)	39.6	(2,085)	(8,644)	112.6	(4,066)

Total product development expenses	$3,288	(37.0)	$5,221	$10,875	(19.6)	$13,531

Total product development expenses decreased $1.9 million in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 and decreased 3.2% as a percentage of total revenues from the comparable prior year period. The decrease in product development expenses was the result of a $1.1 million decrease in product development spending, a $0.6 million increase in capitalization of product development costs associated with products that have reached technological feasibility and a $0.2 million increase in capitalization of software translation costs primarily associated with translating the Syteline product into various languages in Europe and Asia Pacific. The decrease in product development spending is primarily related to a reduction in staff due to a discontinuation of development activities on one of our product offerings that no longer generate significant license revenue and other personnel related items. The increase in capitalized software costs are due to the release of the new Syteline 7 product offering as well as releases of extension products to our core ERP applications. Development was still ongoing in the comparable prior year period.

For the nine months ended June 30, 2004, total product development expenses decreased $2.7 million as compared to the nine months ended June 30, 2003 and decreased 3.2% as a percentage of total revenue from the comparable prior year period. The decrease was due to an increase in total capitalization costs of $4.6 million, partially offset by a $1.9 million increase in product development spending. For the nine months ended June 30, 2004, the increase in capitalization was primarily a result of projects related to the Frontstep acquired products and the addition of several other projects for new releases. Software capitalization as a percentage of total product development spending also increased to 47.0% and 44.3% in the three and nine months ended June 30, 2004 as compared with 28.5% and 23.1% for the three and nine months ended June 30, 2003. These increases were also due to an increase in the number of acquired Frontstep products and several other projects that have reached technological feasibility as compared to the year earlier periods. Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period.

The $1.1 million decrease in product development spending in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was due to a decrease of $0.9 in product development personnel costs due to a reduction in the number of in-house developers and increased reliance on our outsource development contract, a decrease of $0.4 million in outsourced development costs due to the new Syteline 7 product offering having reached technological feasibility, and a $0.2 million decrease in other product development activities, offset partially by an increase of $0.4 million in expense associated with translation activities. For the nine months ended June 30, 2004, product development spending increased $1.9 million compared with the nine months ended June 30, 2003. The increase was primarily due to an increase of $1.5 million in expense for translation activities, an increase of $0.3 million in outsourced development costs, and an increase of $0.1 million in other product development costs.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 but increased 0.6% as a percentage of total revenue due to the decrease in total revenue from the prior year. The decrease principally consists of a $1.1 million reduction in personnel costs due to a reduction in general and administrative staff levels, offset partially by a $0.6 million increase in foreign exchange losses due to the strengthening of foreign currencies, namely the Euro and the British Pound Sterling against the U.S. Dollar, and a $0.2 million increase in other general and administrative expense.

For the nine months ended June 30, 2004, general and administrative expenses increased $2.2 million as compared with the nine months ended June 30, 2003. The increase was primarily due to a $1.0 million increase in tax, audit and legal fees associated with the completion of a Form 8-K/A, containing financial information for the Frontstep acquisition, that we filed with the Securities and Exchange Committee during the quarter ended December 31, 2003, a $0.8 million increase in foreign exchange losses due to the strengthening of foreign currencies, namely the Euro and the British Pound Sterling against the U.S. Dollar, and a $0.4 million increase in other general and administrative expenses.

Restructuring Charge

In fiscal 2002, we announced a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. The agreement was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% by June 30, 2002. The restructuring charge of $4.7 million during fiscal 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel. At June 30, 2004, we had $2.4 million remaining in our restructuring and exit costs reserve relating to fiscal 2002 activities.

During fiscal 2003, we recorded exit costs of $8.0 million relating to the Frontstep acquisition, of which $6.2 million were included in the cost of the acquisition and recorded in the purchase price allocation in accordance with Emerging Issues Task Force (EITF) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We recorded the remaining $1.8 million in exit costs as restructuring costs in our statement of operations.

The total exit cost of $6.2 million during fiscal 2003 that was included in the Frontstep purchase price allocation included $3.3 million in abandonment of office space and related costs and $2.4 million in employee severance and related costs for approximately 85 employees from all areas of Frontstep. Additionally, exit costs included obligations remaining pursuant to a $0.5 million consulting agreement that we subsequently terminated on February 21, 2003. During the nine months ended June 30, 2004, we recorded a net adjustment of $1.0 million to decrease the restructuring reserve for abandonment of office space as a result of securing buy-out agreements for two vacated properties for which we had previously reserved in the purchase price of Frontstep.

We accounted for the remaining $1.8 million of exit costs during fiscal 2003 as restructuring costs in our statement of operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs included $2.1 million in employee severance and related costs for approximately 90 employees from all areas of the Company and a recovery of $0.3 million of a previous accrual for vacated space. At June 30, 2004, we have $0.6 million remaining in our restructuring and exit costs reserve relating to fiscal 2003 activities.

During the three and nine months ended June 30, 2004, we recorded exit costs of $2.2 and $2.6 million primarily related to employee severance and related costs for approximately 70 employees from all areas in our North America and EMEA regions, of which $2.6 million was included in restructuring costs on our statement of operations and accounted for under the provisions of SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”. The work force reduction during the three and nine months ended June 30, 2004 was done primarily to reduce costs. At June 30, 2004, we had $2.0 million remaining in our restructuring and exit costs reserve relating to activities during the nine months ended June 30, 2004.

The major components of the restructuring and exit costs reserve at June 30, 2004 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Other	Total
Fiscal 2002 Restructuring Activities
Balance at September 30, 2003	$2,789	$—	$—	$2,789
Less: cash payments	(398)	—	—	(398)

Balance at June 30, 2004—fiscal 2002 activities	$2,391	$—	$—	$2,391

Fiscal 2003 Restructuring Activities
Balance at September 30, 2003 – included in purchase price of Frontstep	$2,004	$427	$188	$2,619
Exit costs	(1,030)	—	—	(1,030)
Less: cash payments	(589)	(215)	(188)	(992)
Less: fixed asset writedown	(37)	—	—	(37)

Balance at June 30, 2004	$348	$212	$—	$560

Balance at September 30, 2003 – included in restructuring cost	$—	$881	$—	$881
Exit costs	—	11	—	11
Less: cash payments	—	(864)	—	(864)

Balance at June 30, 2004	$—	$28	$—	$28

Balance at June 30, 2004—fiscal 2003 activities	$348	$240	$—	$588

Nine Months Ended June 30, 2004 Restructuring Activities
Balance at September 30, 2003	$—	$—	$—	$—
Exit costs	64	2,646	—	2,710
Less: cash payments	—	(674)	—	(674)
Less: fixed asset write-down	(64)	—	—	(64)

Balance at June 30, 2004	$—	$1,972	$—	$1,972

Total restructuring reserve at June 30, 2004	$2,739	$2,212	$—	$4,951

We expect future cash expenditures related to these restructuring activities to be approximately $5.0 million. We expect to pay approximately $3.0 million during the next twelve months, and we therefore have included this amount in current liabilities. We expect to pay the remaining $2.0 million by fiscal 2007.

As shown in the table above, our restructuring and exit costs reserve at June 30, 2004 is comprised of the estimated excess lease and related costs associated with vacated office space and costs accrued for employee severance and related costs associated with work force reductions. We could incur additional restructuring charges if operating results require us to further reduce our work force. Additionally, we could incur additional restructuring charges or reverse prior charges in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Depending on market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring and exit costs reserve as appropriate.

Other Income and Expense

Interest income was $15,000 and $99,000 for the three and nine months ended June 30, 2004, a decrease of $38,000 and $98,000 from the three and nine months ended June 30, 2003. The decrease in interest income is related primarily to a decrease in investable cash and lower interest rates in the three and nine months ended June 30, 2004 as compared with the three and nine months ended June 30, 2003.

Interest expense was $0.2 million for the three months ended June 30, 2004, a decrease of $0.1 million as compared with the three months ended June 30, 2003. Interest expense was $0.6 million for the nine months ended June 30, 2004, an increase of $0.1 million as compared with the nine months ended June 30, 2003. Interest expense principally consists of 1) interest on our new credit facility based on our lender’s base rate or LIBOR plus a predetermined margin and 2) amortization of debt issuance costs.

Income Tax Expense (Benefit)

The reported income tax expense for the nine months ended June 30, 2004 was calculated based on our projected annual effective tax rate of 36.5%. For the three months ended June 30, 2004, our reported income tax was calculated based upon an overall effective tax rate of 37.5%. The reported income tax expense for the three and nine months ended June 30, 2004 differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense primarily due to the impact of state and foreign income taxes.

The reported income tax benefit for the three and nine months ended June 30, 2003 includes a $2.1 million tax benefit. This tax benefit resulted from changes in income taxes payable due to the resolution of federal income tax uncertainties related to tax net operating losses (NOLs) retained by MAPICS in connection with our 1997 spin-off of Marcam Solutions, Inc. Accordingly, we recorded this income tax benefit and a corresponding decrease in income taxes payable. We still retain additional uncertain favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and additional income tax benefits related to these tax attributes may be realized in future periods if and when they become certain. Excluding the $2.1 million tax benefit discussed above, the reported income tax expense for the three and nine months ended June 30, 2003 was calculated based on our projected effective tax rate of 37.0% and 36.9%. The reported income tax expense excluding the $2.1 million benefit differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense principally due to the impact of state and foreign income taxes.

At June 30, 2004, we estimate that we had domestic federal NOL carryforwards of $37.7 million and research and experimentation and other credit carryforwards of $9.2 million. At June 30, 2004, we also had $12.2 million foreign NOL carryforwards. The domestic NOL carryforwards and tax credits at June 30, 2004 expire between fiscal 2004 and fiscal 2023. The utilization of a significant portion of the domestic NOL carryforwards and tax credits is limited on an annual basis due to various changes in the ownership of MAPICS and previously acquired companies. We do not believe that these limitations will significantly impact our ability to utilize MAPICS, Frontstep’s and Pivotpoint’s NOL carryforwards and MAPICS and Pivotpoint’s tax credits before they expire. However, we estimate that these limitations will impact our ability to utilize Frontstep’s tax credits. As a result, a significant portion of these credits is included in our valuation allowance in connection with the purchase price allocation of Frontstep. We also have a valuation allowance for certain of our foreign NOL carryforwards. There have been no changes in the valuation allowance for the three and nine months ended June 30, 2004 from the amount reported at September 30, 2003. We believe these NOL carryforwards and tax credits will continue to result in cash savings in future periods as we use them to offset income taxes payable. We have recorded the net deferred tax assets at the amount we believe is more likely than not to be realized.

Liquidity and Capital Resources

Historically, we have funded our operations and capital expenditures primarily with cash generated from operating activities, supplemented as necessary by borrowings under our bank credit facility. Changes in net cash provided by operating activities generally reflect the changes in earnings plus the effect of changes in working capital. Changes in working capital, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between collection of fees billed and payment of operating expenses.

The following tables show information about our cash flows during the nine months ended June 30, 2004 and June 30, 2003 and selected balance sheet data as of June 30, 2004 and September 30, 2003 (in thousands).

	Summary of Cash Flows
	Nine Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$18,199	$8,912
Net cash used for investing activities	(9,620)	(8,564)
Net cash used for financing activities	(5,889)	(1,528)
Effect of exchange rate changes on cash	69	121

Net increase (decrease) in cash and cash equivalents	$2,759	$(1,059)

	Balance Sheet Data
	June 30, 2004	September 30, 2003
Cash and cash equivalents	$24,119	$21,360
Working capital (deficit)	(38,079)	(40,670)

Operating Activities

Net cash provided by operations was $18.2 million for the nine months ended June 30, 2004 as compared with $8.9 million for the nine months ended June 30, 2003. The $18.2 million in cash provided by operations was due to a $22.9 million positive impact on operating cash flows from non-cash items and a $5.6 million favorable impact from collections of accounts receivable, offset by a $10.2 million negative impact on operating cash flows associated with changes in other operating assets and liabilities. Significant non-cash items include $11.4 million in depreciation and amortization expenses, a $2.7 million decrease in deferred tax assets due to changes in temporary differences, $6.6 million from net income and a $1.8 million addition to the bad debt provision primarily related to an increase in general sales volume for the nine month period.

Changes in operating assets slightly offset the positive impact of non-cash items. Significant changes in operating assets and liabilities affecting cash flows after inclusion of asset and liability additions from the Frontstep acquisition and the net impact of changes in foreign currency exchange rates included a $10.4 million decrease in accounts payable and accrued liabilities due to the payment of liabilities related to normal operations, a $1.7 million decrease in deferred license and service revenue due to the recognition of deferred license and service revenue, and a $0.4 million decrease in the restructuring reserve due to payment of office space and severance related accruals. These decreases in operating cash were partially offset by operating cash inflows consisting of a $5.6 million decrease in accounts receivable because of collections of outstanding balances and $2.3 million due to the recognition of prepaid expense, deferred royalties, deferred commissions and other non-current assets.

Investing and Financing Activities

Net cash used for investing activities of $9.6 million for the nine months ended June 30, 2004 related to the capitalization of $8.6 million in computer software costs associated with products that have reached technological feasibility and $1.0 million in purchases of fixed assets. The $4.5 million increase in capitalized software in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003 related principally to the addition of the Syteline product line and other strategic extension products.

Net cash used by financing activities was $5.9 million for the nine months ended June 30, 2004. Net cash used by financing activities consisted of cash inflows of $4.8 million from employee exercises of stock options, $0.6 million in employee stock purchases and $1.5 million in borrowings against our revolving line of credit, offset by a $0.3 million repurchase of our stock in the open market, a $7.0 million repayment of our long-term debt, and a $5.5 million repayment representing the total outstanding balance of our revolving credit facility. We experienced significant cash inflow from employee exercises of stock options for the nine months ended June 30, 2004 after we filed our Form 8-K/A containing certain pro forma financial information related to the Frontstep acquisition. Prior to that filing, optionees were not allowed to sell shares in the open market because the registration statement covering those shares was deemed suspended because the pro forma financial information had not been filed.

During the month of July 2004, we repaid the remaining $8.0 million that was outstanding as of June 30, 2004. In addition, with the repayment of the outstanding balance, the term loan portion of the bank credit facility is no longer available as a funding source. Our $12.5 million revolving credit facility remains available as a source of funding, if needed, subject to the borrowing base. Certain of the debt covenants regarding the bank credit facility have been amended to reflect the repayment of the outstanding balances on the term loan portion of our bank credit facility. At June 30, 2004, the interest rate on our term loan, including the lender’s margin, was 3.66%. At June 30, 2004, we were in compliance with our debt covenants.

On July 31, 2002, we announced that our board of directors authorized the repurchase of up to $10.0 million of our outstanding common stock. Purchases may be made from time to time, depending on market conditions, in private transactions as well as in the open market at prevailing market prices. We repurchased 33,300 shares of our common stock in the open market for $0.3 million during the nine months ended June 30, 2004. We repurchased a minimal amount of shares of our outstanding common stock during the nine months ended June 30, 2003.

We do not have any current plans or commitments for any significant capital expenditures.

We believe that cash and cash equivalents on hand as of June 30, 2004, together with cash flows from operations and available borrowings under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. This forward-looking statement, however, is subject to all of the risks and uncertainties detailed in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Future Performance” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. If cash generated from operations during this period is less than we expect or if we need additional financing after June 30, 2005, we may need to increase our revolving credit facility or undertake new equity or debt offerings. We may be unable to obtain such financing on favorable terms, if at all.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet arrangements or financing arrangements with related parties, persons who were previously related parties, or any other parties who might be in a position to negotiate arrangements with us other than on an arms-length basis.

Contractual Obligations and Contingent Liabilities and Commitments

Debt: The debt included in our condensed consolidated balance sheets is related to the term loan portion of our bank credit facility. We did not borrow against our revolving credit facility during the quarter ended June 30, 2004, and as of June 30, 2004 we had no outstanding balance on our revolving credit facility. During July 2004 we repaid the remaining $8.0 million term loan balance. As a result of the repayment, the term loan is no longer available for future borrowings.

See “Item 1. Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for further discussion regarding our commitments and contingencies.

Application of Critical Accounting Policies

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Polices,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 for discussion regarding the application of critical accounting policies.

Recently Issued or Adopted Accounting Pronouncements

There were no accounting pronouncements issued during the nine months ended June 30, 2004 that were applicable to our operations.

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

Interest Rate Sensitivity

As of June 30, 2004, we did not have an outstanding balance on our revolving credit facility. The $12.5 million revolving credit facility is available to us as a funding source if needed, subject to the borrowing base. As of July 26, 2004 we repaid the remaining outstanding balance of our debt. As a result of this repayment, the term loan portion of our bank credit facility is no longer available to us as a funding source. As such, adverse changes in the LIBOR rate from June 30, 2004 rates would not have a material affect our results of operations, financial condition, or cash flows.

Foreign Currency Exchange Rate Sensitivity

Some of our operations generate cash denominated in foreign currencies. Consequently, we are exposed to certain foreign currency exchange rate risks. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute products. When the U.S. dollar strengthens against a foreign currency, the value of our sales in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales in that currency converted to U.S. dollars increases.

From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations, and cash flows. We incurred a net foreign currency transaction loss of $0.2 million in the three months ended June 30, 2004 compared with a $0.4 million foreign currency transaction gain in the three months ended June 30, 2003. For the nine months ended June 30, 2004, we had a nominal foreign currency transaction loss of $0.2 million compared to a foreign currency transaction gain of $0.6 million for the nine months ended June 30, 2003. The foreign currency transaction losses in the three months ended June 30, 2004 were mostly due to transactions within EMEA with the Euro weakening during the quarter ended June 30, 2004. The loss for the nine months ended June 30, 2004 was due mostly to transactions in EMEA and Asia Pacific where rates have declined slightly since the beginning of 2004. We did not have any open forward exchange contracts or options or other trading financial instruments with foreign exchange risk at June 30, 2004 or June 30, 2003. At June 30, 2004, we had the following non-trading other financial instruments denominated in currencies other than the U.S. dollar (in thousands of U.S. dollars):

Cash and cash equivalents	$4,619
Trade accounts receivable (a)	$11,777
Trade accounts payable	$2,681

(a)	Approximately $8.7 million of this amount is denominated in euros, pounds sterling or yen.

As our foreign operations increase, our business, financial condition, and results of operations could be adversely affected by future changes in foreign currency exchange rates. For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance—Our international operations subject us to a number of risks that could substantially hinder our future growth and current results” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of June 30, 2004, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date in timely alerting our management, including our Chief Executive Officer and our Chief Financial Officer, to material changes in information required to be included in our periodic Securities and Exchange Commission filings.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are not required at this time to provide the information specified in Item 308(a) and (b) of the SEC’s Regulation S-K regarding an annual report by management on our internal control over financial reporting or an attestation report by our independent accountants with regard thereto.

PART II: OTHER INFORMATION

ITEM 1:	Legal Proceedings

From time to time, we are involved in legal proceedings incidental to the conduct of our business. The outcome of these claims cannot be predicted with certainty. We do not believe that the legal matters to which we are currently a party are likely to have a material adverse effect on our results of operation or financial condition.

ITEM 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases we made of our common stock in the open market during the three months ended June 30, 2004. All purchases were made pursuant to a plan announced on July 31, 2002 under which we have been authorized by our board of directors to repurchase up to $10.0 million of our outstanding common stock. Purchases may be made from time to time, depending on market conditions, in private transactions or in the open market at prevailing market prices. The plan does not have a termination date. Through June 30, 2004, we have purchased 43,800 shares under the plan at an aggregate cost of $321,000. We are not aware of any purchases of our common stock from third parties by or on behalf of any affiliated purchaser of ours during the quarter ended June 30, 2004

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
April 2004	—	—	—	$9,936,000
May 2004	33,300	$7.73	33,300	9,679,000
June 2004	—	—	—	9,679,000

ITEM 5:	Other Information

Quarterly Stock Options Disclosures

At June 30, 2004, we had stock options or shares of common stock outstanding under eight stock option plans and an employee stock purchase plan, described below.

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

Option Grants As of June 30, 2004

The following table provides information regarding option grants to the named executive officers as a percentage of total options granted and total shares outstanding during fiscal 2002, fiscal 2003 and the nine months ended June 30, 2004:

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Net grants during the period as a % of outstanding shares	5.1%	4.1%	1.7%
Grants to named executive officers (1) during the period as a % of total options granted	23.8	5.8	42.2
Grants to named executive officers during the period as a % of outstanding shares	1.2	0.2	0.7
Cumulative options held by named executive officers as a % of total options outstanding	24.6	24.5	28.3

(1)	As defined in the captions “Proposal 1—Election of Directors—Director Compensation,” “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors” and “Stock Performance Graphs” in the proxy statement.

Summary of Option Activity

As of June 30, 2004

The following table reflects the activity and historical weighted average exercise prices of our stock options for the indicated periods from October 1, 2002 through June 30, 2004:

	Number of Shares Under Options	Weighted Average Exercise Price
Outstanding at September 30, 2002	5,270,116	$9.25
Granted (1)	1,062,438	12.25
Exercised	(22,350)	4.11
Canceled/expired	(832,358)	14.28

Outstanding at September 30, 2003	5,477,846	9.12
Granted (2)	470,376	10.55
Exercised	(674,929)	7.21
Canceled/expired	(277,041)	11.37

Outstanding at June 30, 2004	4,996,252	$9.38

(1)	Includes 542,258 options assumed as part of the Frontstep acquisition.

(2)	Includes 7,251 rights to deferred shares awarded to directors

In-the-Money and Out-of-the-Money Option Information

	As of June 30, 2004
	Exercisable		Unexercisable		Total
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
In-the-Money	2,616,620	$7.36	1,181,535	$7.78	3,798,155	$7.49
Out-of-the-Money(1)	1,134,534	15.23	63,563	19.19	1,198,097	15.44

Total options outstanding	3,751,154	9.74	1,245,098	8.36	4,996,252	9.38

(1)	Out-of-the-Money options are those options with an exercise price equal or above the closing price of $10.56 per share at June 30, 2004

Option Grants to Named Executive Officers

Year to Date, As of June 30, 2004

The following table provides information with regard to stock option grants during fiscal 2004 to the named executive officers pursuant to our 1998 LTIP during the first nine months of fiscal 2004. All options identified become exercisable on November 28, 2004 unless forfeited. Shares are subject to forfeiture if we do not attain specific financial targets for the second half of fiscal 2004. All options expire ten years from the date of grant. On June 30, 2004, Mr. Reilly retired from MAPICS and under the terms of the 1998 LTIP, all of the unvested option shares granted to Mr. Reilly became immediately vested.

Name	Number of Securities Underlying Options Granted(#)	Percent of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%($)	10%($)
Richard C. Cook	75,000	17.12%	$9.99	5/27/14	$466,313	$1,186,330
Peter E. Reilly	52,500	11.98	9.99	5/27/14	326,419	830,431
Michael J. Casey	40,000	9.13	9.99	5/27/14	248,700	632,709
Martin D. Avallone	17,500	3.99	9.99	5/27/14	108,806	276,810

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

Aggregated Option Exercises and Remaining Option Values

Year to Date, As of June 30, 2004

The following table sets forth information regarding:

•	the number of shares of common stock received upon any exercise of options by the named executive officers during fiscal 2004;

•	the net value realized upon any exercise (the difference between the option exercise price and the sale price);

•	the number of unexercised options held at June 30, 2004; and

•	the aggregate dollar value of unexercised options held at June 30, 2004.

Name	Shares Acquired on Exercise (#)		Value Realized ($)		Number of Securities Underlying Unexercised Options at June 30, 2004(#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at June 30, 2004 Exercisable/Unexercisable
Richard C. Cook	30,000	(a)	62,485	(a)	500,850/151,250	$1,510,782/$369,519
Peter E. Reilly	—		—		337,500/—	1,413,100/—
Michael J. Casey	67,787		259,828		64,713/172,500	244,581/549,375
Martin D. Avallone	—		—		145,200/40,000	274,718/104,510

(a)

Does not include the cancellation of an expiring option for 20,000 shares and an associated $92,910 cash payment to Mr. Cook on November 24, 2003. At the time of the cancellation, Mr. Cook was not allowed to sell the shares in the open market because the registration statement underlying those shares was deemed suspended due to the fact that we had not yet filed certain pro forma financial information related to the Frontstep acquisition. Mr. Cook agreed to surrender this option to us in exchange for payment of the difference between the trailing 20-day average closing price of our common stock as reported on the NASDAQ National Market and the exercise price of the stock option. The proceeds have been reported as other compensation to Mr. Cook.

Equity Compensation Plan Information

The following table gives information about the common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of June 30, 2004.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:
MAPICS, Inc. Amended and Restated 1998 Long-Term Incentive Plan	3,533,726		$8.85	1,363,268
MAPICS, Inc. Amended and Restated 1998 Non-Employee Directors Stock Option Plan	292,250		10.09	162,000
MAPICS, Inc. Amended and Restated 1998 Non-Employee Directors Stock Incentive Plan	57,042	(1)	9.37	61,638
Marcam Corporation 1987 Stock Plan	49,087		7.72	—
Marcam Corporation 1994 Stock Plan	922,944		9.90	—
Frontstep, Inc. Non-Qualified Stock Option Plan for Key Employees (1992)	68,694		16.41	—
Frontstep, Inc. 1999 Non-Qualified Stock Option Plan for Key Employees	58,814		14.33	—
MAPICS, Inc. 2000 Employee Stock Purchase Plan	N/A		N/A	183,360
Equity Compensation Plans Not Approved by Shareholders	13,695		7.88	—

Total	4,996,252			1,770,266

(1)	The amount shown includes 33,510 rights to deferred shares.

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

ITEM 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amended and Restated Change in Control Employment Agreement by and between MAPICS, Inc. and Richard C. Cook dated as of June 15, 2004

10.2	Amended and Restated Change in Control Employment Agreement by and between MAPICS, Inc. and Martin D. Avallone dated as of June 15, 2004

10.3	Retirement Letter Agreement with Peter E. Reilly dated June 18, 2004

10.4	Amended SunTrust Credit Facility dated July 23, 2004

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as part of this report.

(b)	Reports on Form 8-K

On May 5, 2004, we filed a Current Report on Form 8-K reporting under Items 9 and 12 that on April 29, 2004 we issued a press release regarding on our financial results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2004

MAPICS, Inc.

By:	Michael J. Casey
Michael J. Casey Vice President of Finance, Chief Financial Officer, and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)