Form 10-K
period 2004-09-30
MAPICS INC
filed 2004-12-14
CIK 848551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

The aggregate market value of the common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2004) was $154,113,413 based on the closing sale price of the common stock of $8.04 per share on the NASDAQ National Market on such date.

The number of shares of the registrant’s common stock outstanding at December 1, 2004 was 25,758,801.

Documents Incorporated by Reference

Specifically identified portions of the registrant’s proxy statement for the 2005 annual meeting of shareholders are incorporated by reference in Parts II and III.

MAPICS, Inc.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended September 30, 2004

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our shareholders and to the public. This report contains forward-looking statements, including, in particular, statements about our goals, plans, objectives, beliefs, expectations and prospects under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “continue,” “could,” “grow,” “may,” “potential,” “predict,” “strive,” “will,” “seek,” “estimate” and similar expressions that convey uncertainty of future events or outcomes. Forward-looking statements include statements concerning future:

•	results of operations;

•	liquidity, cash flow and capital expenditures;

•	demand for and pricing of our products and services;

•	relationships with customers and business partners;

•	acquisition activities and the effect of completed acquisitions;

•	the ability to obtain additional financing;

•	industry conditions and market conditions; and

•	general economic conditions.

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

We are headquartered in Alpharetta, Georgia, USA, with offices around the globe and a worldwide sales network of direct sales representatives as well as independent sales affiliates. We were originally incorporated in Massachusetts in 1980, and in 1998 we reincorporated in Georgia. Today, MAPICS® solutions are used by thousands of manufacturers in nearly 70 countries and 19 different languages.

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

Industry Background

Manufacturers today face more challenges than ever. Economic constraints, such as labor and direct material costs, pressure from up-stream manufacturers, increased customer demands, and faster delivery requirements are ongoing problems. At the same time, manufacturers must be able to manage plant operations, standardize manufacturing processes, synchronize activities, provide cross-operation visibility, comply with customer requirements, and monitor performance—all across their organizations.

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

Historically, manufacturers have focused on operations within their own four walls, relying on ERP systems to streamline business processes and coordinate internal resources. These systems typically provide applications to support engineering data management, sales management, purchasing, inventory management, manufacturing control, distribution, transportation, finance, customer relationship management, and many other specialized business functions. However, in order to compete more effectively manufacturers are increasingly required to extend the automation of business processes from within the enterprise to their external supply chain, linking operations with suppliers and customers. Manufacturers must be able to implement these extended enterprise systems rapidly with minimal disruption to their businesses and maintain them with limited information technology resources. The systems may need to scale to accommodate expansion of the manufacturer’s business through growth, acquisition, and organizational changes.

Manufacturers today seek solutions comprised of both product and services. In addition, they are focused on maximizing the effectiveness of their existing technology investments, while adding functionality that can deliver a rapid return on investment. Finally, manufacturers tend to buy from solution providers that are established, understand the problems that are unique to manufacturers, and can provide proven solutions to those problems.

The MAPICS Solution

MAPICS, Inc. has provided solutions to meet the needs of discrete manufacturers for over 20 years. Our business is focused on their whole enterprise; as a result, we understand how manufacturers work. We develop solutions to help our customers gain market share, operate at peak efficiency, and exceed customer expectations. Our professional services providers, coupled with our application software, help our customers become world-class manufacturers who meet their business goals and objectives. MAPICS solutions have these characteristics:

Application Solutions with Depth and Breadth

Our application software solutions focus on meeting the needs of discrete manufacturers, specifically:

•	The core needs, such as purchasing, inventory management, manufacturing control, distribution, finance, and related areas.

•	Strategic extensions to easily connect to their suppliers and customers along their supply chain.

Because our only focus is manufacturing, we are committed to delivering software applications that meet the evolving needs of manufacturers. Our solutions leverage our customers’ existing investment in information technology. Our customers can add additional MAPICS applications when they need to and on their own schedule. When manufacturers want more open and collaborative ways to link their value chain, we provide the solutions. Our strong manufacturing and technology expertise is a powerful asset.

Expert Sales Channel

Our extensive network of over 100 independent value-added remarketers (affiliates), selling into more than 70 countries around the world, are the primary sellers and implementers of our solutions. Each affiliate markets our solutions within a specific territory. In many case, affiliates work exclusively with us, and invest significant resources to stay current in their knowledge about our applications. Their expertise in the manufacturing industry has led to long-standing relationships with many of our customers. In turn, our customers have access to local professionals for help in rapidly and cost effectively implementing and configuring our solutions.

Quick Implementation and Rapid Return on Investment

Our customers can implement our solutions quickly, which results in a faster return on investment. Because our solutions are flexible, customizable, and leverage their existing investments in technology, most customers do not need additional modifications. Our consistent implementation process is used by thousands of customers and affiliates around the world. Our customers can expect to complete their implementations in three to twelve months, depending on the number and type of applications they are installing and the complexity of their businesses.

Reliability, customization, and ease of use are characteristics of our products that help our customers become more productive without needing to increase their information technology staff. Subsequent releases of our software products are designed to minimize disruptions to our customers businesses. In addition, we offer the low total cost of ownership and high return on investment that our customers demand.

Our customers can reach us any time for help through our network of affiliates as well as our eight customer call centers located around the world. Customers can use our self-service portal to access our knowledge base of thousands of tips and common questions and answers. Our customer management system continually measures our performance, responsiveness, and effectiveness, as well as customer satisfaction.

The MAPICS Strategy

Solve Business Problems Experienced by Manufacturers

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

Market Value-Based Solutions Comprising Software and Services

We utilize our sales channel and our professional services organization to help our customers maximize the value of their MAPICS’ solution and achieve world-class manufacturing metrics. We generally start with our performance benchmarking tool to establish the current “as is” measurements and then work on implementing our solutions to help our customers achieve greater value through the use of our solutions and professional services. This process is ongoing as companies seek to become and remain market leaders in their industry in a changing global environment.

Expand and Strengthen Our Sales Channel

Our worldwide sales channel consists of affiliate employees and our direct representatives. Their extensive knowledge of manufacturing and local focus allows them to address the business problems of our customers using MAPICS’ value-added solutions.

We plan to continue to strengthen our sales channel by expanding our existing affiliate network and direct sales organization and improving their productivity. We are also increasing our worldwide channel capacity to enter new or expand under-penetrated territories using affiliates and/or direct models. In addition, we will continue to assist our sales channel via on-line training and remote learning opportunities. These programs are intended to improve our sales channels’ ability to successfully compete for new accounts and to sell additional solutions to our customer base.

We also intend to expand our direct sales force to expand under-penetrated territories and lead multi-site selling opportunities and service specific strategic accounts and solutions. We believe that the number of these multi-site and strategic opportunities should increase over time due to our customers’ acquisition and expansion activities, compliance conformance initiatives and the increased cost benefits of solution standardization.

Leverage Our Supply Chain, Customer Relationship Management, and other Strategic Extension Solutions

Through our understanding of manufacturers’ needs, we have developed supply chain management solutions that provide the tools for manufacturers to achieve peak performance. In addition, our customer relationship management applications link elements of the manufacturing infrastructure to ensure the effective flow of information between suppliers to manufacturer to customer in a completely web-enabled solution.

These strategic extension solutions are available to our ERP foundation customers as well as to customers who use other ERP solutions. MAPICS does not currently market strategic extension solutions to competitive install bases. However, we will continue to develop these types of strategic solutions to provide added value for existing customers and to attract new customers.

Enrich Our Collaborative Solutions

We are committed to improving the value of our collaborative solutions. We continue to focus on our customers’ entire enterprise by adding localized features for our geographic markets. In addition, we continue to evaluate complementary technologies and products that might serve our target market of mid-sized discrete manufacturers. Our sales team continually provides feedback regarding customer requirements, industry trends, and competitive offerings. Feedback like this helps us anticipate and respond to the future needs of our customers.

Incorporate New Technologies to Expand Market Opportunity

Our core business solutions run on the IBM iSeries and Microsoft platforms. IBM and Microsoft are our key technology platform partners because they are the leading technology platforms. Increasingly, our ERP solutions and strategic extensions use a web services model. To continue this effort, we may develop, acquire, or resell solutions from partners, resulting in these advantages:

•	Our investment in technology is leveraged by developing solutions common to both the IBM and Microsoft platforms.

•	Our solutions can be developed faster, which means we can respond promptly to changing business conditions.

•	Implementations for our customers can be significantly easier.

•	Our customers can add additional MAPICS solutions to meet specific business demands as needed.

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

Leverage Professional Services

MAPICS Professional Services, on its own and working with the services operations of our affiliate partners, provides consulting services to manufacturers around the world. This organization helps manufacturers meet their business goals and objectives by ensuring the successful integration of software and systems as well as by providing consulting services in business process management and reengineering. We plan to improve the profitability of this operation and then growth it further.

MAPICS Software Offerings

See the Revenue section of our Management Discussion and Analysis contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our license, support, and implementation and consulting services revenues associated with our software offerings.

ERP Solutions

MAPICS ERP for iSeries.    Our iSeries-based solution offers multiple components, yet provides a simplified implementation process. Integrated applications assist single-site, multi-site and multi-national manufacturers in expanding production and increasing revenue. MAPICS ERP for iSeries uses J2EE, web-enabled functionality, and a flexible architecture to deliver solutions for growing manufacturing organizations so that they can expand as their business evolves. MAPICS ERP for iSeries runs on the IBM eServer iSeries (formerly the AS/400) platform, which is a popular platform with manufacturers in our target market.

MAPICS SyteLine ERP.    Our latest version of MAPICS Syteline ERP, SyteLine 7, runs on the Microsoft.NET technology platform, including SQL Server 2000 and Exchange Server 2000. It uses a Microsoft-based user interface with similar data management abilities of standard Microsoft productivity applications like Microsoft Office. With SyteLine 7, users can easily add, remove, and edit fields, labels, and windows—without the need for technical programming. As the customer’s business changes, the solution can change to adapt to the customer’s needs. Previous versions of our MAPICS Syteline ERP are based on the Progress Software database and development environment. MAPICS Syteline ERP is a foundation for improving business efficiency, customer service, and overall manufacturing productivity. From selling and sourcing to production and fulfillment, SyteLine manages and automates the business processes manufacturers require to succeed today and prepare for future growth.

Customer Relationship Management

Manufacturers who implement CRM are more likely to achieve their sales and market share goals, control their service costs, and improve profitability. MAPICS CRM solutions serve both as a single collection point for all customer information and activities and as a single access point for information for employees and business partners. These flexible marketing, sales, and customer service applications are designed for the manufacturing environment. MAPICS CRM solutions integrate with our ERP and supply chain management solutions to add value to the entire manufacturing business process.

Product Lifecycle Management

Competitive pressures, customer demand, and the continuing need to cut operating expense drive the need for shorter product life cycles. MAPICS Product Lifecycle Management makes it possible for manufacturers to collaborate with supply chain partners to improve time to market, reduce manufacturing costs, create higher quality products, and improve customer satisfaction. Customers can design, make, deliver, and support products with product data management, multimedia attachments, integrated workflow, and inquiry tools.

Business Process Management

Business process automation streamlines and automates processes within and beyond the “four walls” of manufacturing. The value of the business process management workflow application lies in its ability to manage both the simple and the complex aspects of business processes. The value to the manufacturer translates in releasing valuable human resources and intellectual capital currently tied up in handling paperwork instead of activities that add value to the business.

Business Intelligence and Corporate Performance Management

MAPICS Enterprise Business Intelligence is an interactive and graphical solution that complements MAPICS ERP solutions by providing flexible, multi-dimensional views of business and operations data for analysis. Specifically designed for world-class manufacturers, MAPICS Enterprise Business Intelligence unites our software solutions with the best technologies from Cognos®.

Supply Chain Management

Many of our customers use a combination of workflow automation, business intelligence, advanced planning, and customer relationship management to improve order fulfillment across the supply chain. MAPICS Supply Chain Management helps them improve communications with their downstream customers, while forming tighter relationships with their upstream vendors. In addition, our Supply Chain Management solutions provide optimal planning, scheduling, and sequencing of production within the enterprise.

Field Service Management

In order to improve customer service, manufacturers need an infrastructure to manage after-market services. MAPICS Field Service helps manufacturers improve their post-delivery customer service business. MAPICS Field Service combines project management, variance analysis, field service, product return management, and service contract and warranty management tools into a powerful enterprise solution. MAPICS Field Service is the “after sales” service infrastructure that enterprises need to improve their customer service, retain their customers, and improve their margins.

Maintenance and Calibration Management

Manufacturers must meet high standards of safety, quality and efficiency in maintaining and calibrating their equipment. Standard procedures require more frequent calibrations. MAPICS Maintenance and Calibration Management helps manufacturers properly manage their maintenance and calibration, which in turn helps reduce costs and improve uptime.

Product Development

Our product development efforts focus on expanding the breadth and depth of our product offerings by incorporating new technologies, expanding functionality, and maintaining product reliability. We continue to follow a product life cycle management methodology designed to meet the needs of the customer, support our objectives, and measure our progress and improvement during the development process. This methodology is critical to our ability to deliver new and effective solutions and technologies to our customers.

Our focus is on developing collaborative solutions that are platform independent and that can help manufacturers serve their customers better while improving their overall operational efficiency. To that end, we are a member of the Web Services Interoperability Organization (WS-I), a web standards organization founded by our two principal platform partners: IBM and Microsoft. We participate in defining these standards to make sure that our solutions operate on both IBM and Microsoft platforms. Moreover, we use feedback from our affiliate sales channel regarding customer requirements, industry trends, and competitive products to help us anticipate and respond to future customer needs.

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

None of our customers accounted for more than 5% of our total revenues in the fiscal year ended September 30, 2004.

Marketing and Sales

We deliver value-based business solutions comprising software applications, implementation, consulting, and support services. These solutions create value by providing a quick return on investment and improving bottom line financial results for our customers. Our solutions also allow manufacturers to make the most of their existing technology investments while taking advantage of new technologies at a pace that best fits their needs. Marketing initiatives are designed to showcase how our solutions help manufacturers achieve world-class performance in operational efficiency, customer satisfaction, and market share gains.

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

To augment our affiliate channel, our direct sales organization focuses on a specific set of large accounts, specific geographic areas and the selling of certain advanced MAPICS applications. We will continue to expand and strengthen our affiliate network, as well as take advantage of opportunities to capitalize on our direct sales organization. We believe that the flexibility of multiple sales channels is critical to our success as our customer base continues to grow in sophistication and demands increasing levels of service and support.

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

Generally, we license our MAPICS ERP for iSeries under annual renewal term licenses and our MAPICS SyteLine ERP under perpetual licenses. Strategic extension applications are typically licensed pursuant to the existing license agreements, or based on the backbone application licensed.

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

With a proven network of affiliates, as well as 8 customer care centers around the world, our customers can reach us anytime to ask questions, get tips, or find solutions to problems. We use a customer management system to continually measure our performance to ensure complete customer satisfaction, responsiveness and effectiveness.

Our customer support and professional services activities can be grouped into two key areas:

Customer Support

We maintain a central call management response and assistance program for customers. Our support centers use a standardized call management system to log calls, track problems or inquiries, identify qualified support personnel to assist customers, follow the inquiry through to a successful resolution and measure support performance. In some geographic areas outside of North America, we provide similar support services to our customers in conjunction with our affiliates. We also provide tools that enable customers to directly access our knowledge database and quickly locate answers to operational issues on their own.

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

MAPICS Customer Care Centers.    We provide worldwide customer care and support services through regional customer care centers located in the USA, Ireland, the Netherlands, Malaysia, China, Thailand, Japan, and Australia.

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

Implementation and Business Process Consulting Services

Our independent affiliates often provide on-site implementation and consulting services to assist customers in the installation and use of our products. These implementation services are contracted between the affiliate and the customer. Fees for these services are billed by the affiliate to the customer. Revenue for these services is recorded by the affiliate. In order to help our affiliates improve and maintain their skills, we provide certification programs, educational materials and ongoing instruction on MAPICS’ solutions. We also provide customers with project management services to orchestrate the affiliate’s activities during multi-site and multi-territory implementation efforts and to supplement their expertise in new application areas, which is billed and recorded by MAPICS.

In addition, MAPICS Professional Services provides worldwide consulting and implementation support for larger or more complex implementations and for software sales through our direct sales force. MAPICS Professional Services enables world-class manufacturers to meet their business goals and objectives by successfully deploying business solutions using our expertise and products. MAPICS Professional Services employs a proprietary implementation methodology called the Measured Value Process to help ensure on time on budget implementations.

MAPICS Professional Services can also assist manufacturers in reviewing business processes rather than department functions. Those processes are then structured around serving both internal and external customers. We also ensure that customers align their business objectives and business processes with the appropriate MAPICS product functionality. This approach helps assure that their individual manufacturing goals and objectives, are supported by their technology investment and helps customers put these solutions to practical use.

Among the many services provided by MAPICS Professional Services are:

•	business process assessment services to help customers with business process reengineering, cost reduction initiatives and productivity enhancements;

•	manufacturing consulting services to help with production scheduling issues such as process flow, inventory methods, and the application of advanced planning techniques; and

•	facilitation services to provide functional use assessments and project planning as well as implementation assistance and consulting.

In delivering these services, MAPICS Professional Services may use a combination of our employees and resources of our affiliates. When projects require the use of affiliate resources, we will execute a subcontract agreement with the affiliate that outlines the scope of work required and the related costs. On all projects managed by MAPICS Professional Services, we retain (i) the primary responsibility with the customer for timely performance and delivery of agreed upon services, (ii) credit risk on the collection of the billings for the services performed and (iii) any post-implementation warranties or support. As a result, we record all of the revenue for the services performed and classify it as services revenue in the statement of operations. Costs for the services provided by the affiliates are classified in cost of service.

Proprietary Rights and Technology

We currently offer manufacturing enterprise solutions based on both IBM and Microsoft platforms. We selected IBM and Microsoft as our key platform partners because of their large market share and leadership in web services technology. Our strategy comprises the development of continued functionality enhancements to our ERP solutions and strategic extensions via a web services model. In order to do so, we incorporate solutions from partners, as well as technologies that we build or acquire.

Our success and ability to compete depends heavily on our proprietary technology, including our software. Our software is protected as a copyrighted work. In addition, much of the source code for our software is protected as a trade secret. We provide our products to customers under a non-exclusive license. We also generally enter into confidentiality or license agreements with third parties and control access to and distribution of our software, documentation and other proprietary information. We presently have no patents or patent applications pending. We rely upon license or joint development agreements with solution partners to allow us to use technologies that they develop. We have trademarks that protect the marketing rights of our products. We rely on these trademarks for exclusive marketing of our products to potential or existing customers.

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

Employees

As of December 1, 2004, we employed 616 persons, of whom 118 were employed in product development, 180 in support, 223 in sales and marketing and 95 in management and administration. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Item 2.    Properties.

Our principal administrative, marketing, product development and support facilities are located in Alpharetta, Georgia, a suburb of Atlanta, where we lease approximately 120,000 square feet under a lease that expires in 2007. Approximately 46,000 square feet of the facility in Alpharetta is currently sub-leased to third parties. We also lease approximately 16,000 square feet of office space in Columbus. This lease expires in 2009. In addition, we lease approximately 16,000 square feet for regional sales, development, and support locations in North America, EMEA, and LAAP. Total leased space decreased 152,000 square feet from fiscal 2003 to fiscal 2004 due to restructuring efforts undertaken to eliminate excess office space.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during our fourth fiscal quarter ended September 30, 2004.

Item 4A.    Executive Officers of the Registrant.

The following information about our executive officers is as of September 30, 2004

Richard C. Cook, age 57, has been our President and Chief Executive Officer and a member of our board since August 1997. From October 1994 to July 1997, Mr. Cook served as the Senior Vice President and General Manager of our MAPICS Business Group. Mr. Cook served as the President and Chief Executive Officer of MAPICS, Inc., a former subsidiary, from March 1993 to October 1994. Mr. Cook was employed by IBM as Director of its Atlanta Software Development Laboratory from March 1990 to February 1993 and as Director of its Corporate Computer Integrated Manufacturing Project Office from March 1988 to March 1990.

Michael J. Casey, age 41, has been our Vice President of Finance, Chief Financial Officer, and Treasurer since September 2001. Before joining MAPICS, Mr. Casey served from July 2000 to September 2001 as the Executive Vice President and Chief Financial Officer of iXL Enterprises, Inc., a global internet consulting firm. From December 1999 to July 2000, Mr. Casey was Senior Vice President and Chief Financial Officer of RedCelsius, Inc., an early stage software company. From November 1997 to December 1999, Mr. Casey served as Senior Vice President, Chief Financial Officer and Treasurer for Manhattan Associates, Inc., a publicly traded developer of supply chain software and services. Prior to November 1997, Mr. Casey held senior financial positions with various technology companies. Mr. Casey plans to leave MAPICS on December 15, 2004 to join a private software company in Atlanta, Georgia as its Chief Operating Officer and Chief Financial Officer.

Martin D. Avallone, age 43, has been our Vice President, General Counsel and Secretary since October 1998. He has also served as our Vice President of Corporate Development since October 2000. From July 1997 through September 1998, Mr. Avallone was our General Counsel and Secretary. From May 1986 though July 1997, Mr. Avallone held various legal positions within IBM.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

Common Stock Price

The following table shows the high and low sales prices per share of our common stock as reported on the NASDAQ National Market for each quarter of our last two fiscal years ended September 30, 2003 and September 30, 2004.

	High	Low
Fiscal 2003:
First Quarter	$7.41	$4.90
Second Quarter	7.23	6.45
Third Quarter	8.19	6.00
Fourth Quarter	10.96	7.95

Fiscal 2004:
First Quarter	$13.74	$9.15
Second Quarter	13.85	7.91
Third Quarter	10.64	7.71
Fourth Quarter	10.99	8.83

Holders

As of December 1, 2004, there were 524 holders of record of our common stock, and we estimate that there were approximately 4,800 beneficial owners of our common stock.

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

Treasury Stock

The following table provides information about purchases we made of our common stock in the open market during the fourth quarter of the fiscal year ended September 30, 2004. All purchases were made pursuant to a plan announced on July 31, 2002 under which we have been authorized by our board of directors to repurchase up to $10.0 million of our outstanding common stock. Purchases may be made from time to time, depending on market conditions, in private transactions or in the open market at prevailing market prices. The plan does not have a termination date. Through September 30, 2004, we have purchased 43,800 shares under the plan at an aggregate cost of $321,000. We are not aware of any purchases of our common stock from third parties by or on behalf of any affiliated purchaser of ours during the fourth quarter of fiscal year ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 2004	—	—	—	$9,679,000
August 2004	—	—	—	9,679,000
September 2004	—	—	—	9,679,000

Equity Compensation Plans

The following table gives information about the common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of September 30, 2004.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders:

MAPICS, Inc. Amended and Restated 1998 Long-Term Incentive Plan	3,350,588		$8.91	1,402,882

MAPICS, Inc. Amended and Restated 1998 Non-Employee Directors Stock Option Plan	291,250		$10.10	162,000

MAPICS, Inc. Amended and Restated 1998 Non-Employee Directors Stock Incentive Plan	58,203	(1)	$3.81	59,956
Marcam Corporation 1987 Stock Plan	46,637		$7.66	—

Marcam Corporation 1994 Stock Plan	843,144		$10.04	—

Frontstep, Inc. Non-Qualified Stock Option Plan for Key Employees (1992)	41,354		$16.57	—

Frontstep, Inc. 1999 Non-Qualified Stock Option Plan for Key Employees	54,756		$14.51	—

MAPICS, Inc. 2000 Employee Stock Purchase Plan	N/A		N/A	183,360

Equity Compensation Plans Not Approved by Shareholders	13,695	(2)	$7.88	—

Total	4,699,627			1,808,198

(1)	The amount shown includes 34,671 rights to deferred shares.
(2)	In connection with our 1992 acquisition of Bryce Business Systems, we issued options to acquire a total 24,060 shares of our common stock to the owners of Bryce. The issuance of the options and related option shares was approved by our board of directors but did not require submission to our shareholders for approval. Options for 10,365 of those shares were granted on October 1, 1992 at an exercise price of $15.39 per share and expired on September 30, 2002 unexercised. Options for the remaining 13,695 shares were granted on August 29, 1995 at an exercise price of $7.88 per share. These options are fully vested, and the underlying shares remain available for issuance if the options are exercised.

Item 6.    Selected Financial Data.

The table below presents selected statement of operations and balance sheet data for the fiscal years ended and as of September 30, 2000, 2001, 2002, 2003 and 2004. We have derived the selected financial data for those periods and as of those dates from our audited financial statements. You should read this selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” (In thousands, except per share data)

	Fiscal Year Ended September 30,
	2000	2001	2002	2003	2004
Statements of Operations Data:
Revenue:
License(1)	$40,986	$47,675	$40,207	$44,461	$46,218
Support services	72,674	78,594	79,384	101,493	108,971
Implementation and consulting services	5,016	11,882	8,708	15,378	17,610

Total revenue	118,676	138,151	128,299	161,332	172,799

Operating expenses:
Cost of license revenue	12,438	16,437	14,647	17,746	18,015
Cost of support services revenue	22,250	23,891	21,393	30,005	32,840
Cost of implementation and consulting services revenue	8,926	11,536	11,043	19,410	20,323
Selling and marketing	41,293	41,563	35,092	51,973	45,787
Product development	16,375	17,277	15,331	16,519	14,820
General and administrative	17,427	14,635	12,447	19,934	20,740
Amortization of goodwill	6,959	35,121	—	—	—
Acquisition costs	12,958	(1,981)	(1,000)	—	—
Restructuring costs	2,125	—	4,707	1,787	2,610

Total operating expenses	140,751	158,479	113,660	157,374	155,135

Income (loss) from operations	(22,075)	(20,328)	14,639	3,958	17,664
Interest income (expense), net	(1,885)	(2,099)	(600)	(576)	(750)

Income (loss) before income tax expense (benefit) and extraordinary item	(23,960)	(22,427)	14,039	3,382	16,914
Income tax expense (benefit)	(6,239)	4,533	(20)	(465)	6,229

Income (loss) before extraordinary item	(17,721)	(26,960)	14,059	3,847	10,685
Loss on early extinguishments of debt, net of income tax benefit	—	—	(318)	—	—

Net income (loss)	$(17,721)	$(26,960)	$13,741	$3,847	$10,685

Net income (loss) per common share (basic):
Income (loss) before extraordinary item	$(0.99)	$(1.48)	$0.77	$0.18	$0.45
Loss on early extinguishments of debt, net of income tax benefit	—	—	(0.02)	—	—

Net income (loss)	$(0.99)	$(1.48)	$0.75	$0.18	$0.45

Net income (loss) per common share (diluted):
Income (loss) before extraordinary item	$(0.99)	$(1.48)	$0.69	$0.17	$0.41
Loss on early extinguishments of debt, net of income tax benefit	—	—	(0.02)	—	—

Net income (loss)	$(0.99)	$(1.48)	$0.67	$0.17	$0.41

Weighted average number of common shares outstanding (basic)	17,896	18,223	18,355	21,057	23,872

Weighted average number of common shares and common share equivalents outstanding (diluted)	17,896	18,223	20,520	23,229	25,965

	As of September 30,
	2000	2001	2002	2003	2004
Balance Sheet Data:
Cash and cash equivalents	$12,175	$18,077	$23,661	$21,360	$26,407
Working capital (deficit)	(34,455)	(30,232)	(17,368)	(40,670)	(27,085)
Total assets(2)	156,931	115,153	108,110	192,921	184,324
Long-term liabilities	21,245	6,145	3,563	12,471	2,474
Shareholders’ equity(3)	26,392	243	14,960	49,650	68,771

(1)	Effective June 2000, we applied AICPA Technical Practice Aid (“TPA”) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.” As a result, we began deferring initial license revenue from our time-based licenses and amortizing these licenses over the term of the agreements, which are generally for a 12-month period.
(2)	Total assets as of September 30, 2000 included $42.7 million in goodwill and intangible assets that were a result of the Pivotpoint acquisition. As of September 30, 2001, total assets decreased by $26.0 million relating to an impairment loss on the goodwill and intangible assets from the acquisitions in fiscal 2000. Total assets as of September 30, 2003 increased $84.8 from September 30, 2002, primarily as a result of the acquisition of Frontstep. Total assets as of September 30, 2003 included the addition of $38.3 million in goodwill that was recorded in the Frontstep acquisition. Total assets as of September 30, 2004 decreased by $8.6 million primarily due to the utilization of deferred tax assets to offset taxable income.
(3)	Shareholders’ equity amounts as of September 30, 2000, 2001, 2002, 2003 and 2004 are reduced by the cost of treasury stock of $17.1 million, $15.4 million, $15.2 million $13.6 million and $4.7 million.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data”. The following discussion and analysis contains forward-looking statements relating to our future financial performance, business strategy, financing plans and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed below in “—Factors Affecting Future Performance” and elsewhere in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” preceding “Item 1. Business.”

The terms “fiscal 2002”, “fiscal 2003”, and “fiscal 2004” refer to our fiscal years ended September 30, 2002, 2003, and 2004. The term “fiscal 2005” refers to our fiscal year ending September 30, 2005.

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

On February 18, 2003, we acquired Frontstep, Inc. Frontstep was a manufacturing application solution provider with worldwide operations. Pursuant to the purchase agreement, we purchased of all of Frontstep’s shares in exchange for 4.2 million shares of MAPICS common stock and we assumed $20.1 million of Frontstep’s debt as well as certain outstanding stock options and warrants. Frontstep shareholders received 0.300846 MAPICS shares for each share of Frontstep common stock held. Furthermore, we entered into a $30 million bank credit facility from which we borrowed $21.7 million on February 18, 2003, the proceeds of which we used to repay the Frontstep debt assumed in the business combination and certain related expenses. We repaid the outstanding balance of the debt used to fund this acquisition during fiscal 2004. We had no outstanding balance on our credit facility at the end of fiscal 2004.

As a result of the transaction, both MAPICS and Frontstep customers are now served by a much larger manufacturing-focused global company that is able to leverage a larger combined customer base with complementary offerings and new sales channels. The combined company markets offerings from both companies under the MAPICS® brand, leveraging Frontstep’s investment in delivering SyteLine 7 on Microsoft.NET and continuing MAPICS’ success on the IBM platform while sustaining active product development for each. In addition, the combined company benefits from a more balanced sales strategy with both larger direct and affiliate channels serving the global manufacturing market.

Summary

Over the past four years there have been a number of events that have affected our target market. Beginning in 2000, a general economic slowdown, particularly in the manufacturing market resulted in reduced employment and capital spending in the U.S. manufacturing market and in other geographic areas. In addition, there has been a general shift in manufacturing operations to lower cost geographic areas like Asia. As a result of these issues, we experienced worldwide hesitancy by customers and prospects to commit to new investments, a slowdown in the growth of the market for enterprise applications and a general slowdown in the global economy, particularly in the manufacturing sector we serve.

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

Our revenue increased during fiscal 2004 as compared with fiscal 2003. The increase in revenue was due principally to the addition of a full year of revenue from the acquired Frontstep products and a general increase in ERP software business investment among our customers worldwide. License and support revenue from our MAPICS Syteline ERP (Syteline) products increased 83% while license and support revenue from our MAPICS ERP for iSeries (iSeries) product decreased 15% and revenue from other products decreased 26%. Our services revenue, which is not directly attributable to either product line, increased 15%. The increase in Syteline revenue is due to the addition of a full year of revenue for this product compared with the prior fiscal year and to the worldwide release of MAPICS Syteline 7 within our distribution channels in June 2004. MAPICS Syteline 7 is our initial release of an offering rearchitected for the latest Microsoft.Net technology. As a result of the activities to mature the offering during its first year of productive use by customers, translated versions of Syteline 7 for EMEA and Asia Pacific were not generally available until the quarter ended June 30, 2004. The decrease in iSeries and other product revenue is due primarily to decreased license volume due to slowed growth trend in the markets for these products and increased sales and marketing activities for our Syteline 7 solution as most new customer transactions are licensing this solution.

Our revenue increased during fiscal 2003 as compared with fiscal 2002. The increase in revenue was due to the addition of revenue from the Frontstep products acquired on February 18, 2003. During fiscal 2003, the world continued to experience the slow to stagnant economic growth brought on by the recession in the United States, the SARS outbreak in Asia and the uncertainty surrounding the eventual war in Iraq. Because of the tepid economic environment during fiscal 2003, particularly in the manufacturing sector, our customers delayed or postponed investment in ERP software additions or upgrades. The result was a 3% decrease in iSeries revenue and a 23% decrease in other product revenue. The addition of revenue from the Syteline products acquired in the acquisition of Frontstep more than offset this decline.

Our income from operations improved significantly during fiscal 2004 as compared with fiscal 2003 primarily due to higher revenues as discussed above and lower operating costs. The lower operating costs are primarily due to past restructuring efforts, personnel cost reductions, channel sales mix, and improved operating efficiencies from the combined MAPICS and Frontstep operations. Our channel sales mix favored our direct sales channel, which has a lower commission rate than our affiliate sales channel. This resulted in lower selling and marketing costs. We lowered operating costs across our operations during fiscal 2004. In addition, we undertook a restructuring effort in certain of our North American and international operating areas in the last two quarters of fiscal 2004 that we believe will lead to additional cost savings in the future. Our restructuring efforts reduced personnel and leased office space over the past twelve months and lowered our direct and indirect costs.

Our income from operations decreased from fiscal 2002 to fiscal 2003 due to the additional costs associated with the acquired Frontstep business. Additional personnel and redundancies in the cost structures of the combined company led to an increase in operating costs. While operating profits decreased, they remained positive for fiscal 2003. As part of our acquisition of Frontstep, we incurred a total of $7.0 million in exit costs during fiscal 2003 and fiscal 2004 associated with changes to the personnel and facilities structures of the combined entity. These costs included $1.8 million recorded as a restructuring charge in the statement of operations for fiscal 2003 and $6.2 million and $0.9 million in fiscal 2003 and fiscal 2004 recorded as additional purchase price as required by Emerging Issues Task Force (EITF) 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Frontstep acquisition is more fully described in note (3) of the notes to our consolidated financial statements contained in Item 8. “Financials Statements and Supplementary Data.”

Operating cash flows showed significant improvement during fiscal 2004 as compared with fiscal 2003. We funded our fiscal 2004 operations principally from operating cash flows and proceeds from employee stock option exercises. The increase in cash flow from operating activities was the result of increased revenues and decreased operating costs as described above. We borrowed $1.5 million against our revolving credit line for working capital purposes and repaid the entire $5.5 million outstanding balance of the revolving credit line during fiscal 2004. The $5.5 million was made up of the $4.0 million outstanding balance at the end of fiscal 2003, and the $1.5 million borrowed in fiscal 2004. We also repaid the entire $15 million outstanding balance of our term loan in fiscal 2004. As of July 26, 2004, we had no outstanding balances on either the term loan portion of our bank credit facility or our revolving credit facility. With the repayment, the term loan is no longer available to us. Our $12.5 million revolving credit facility remains available as a source of potential funding if needed, subject to the borrowing base requirements under this facility.

Effective October 1, 2003, we amended our vacation policy for employees in North America to require these employees to utilize their vacation benefits in the period earned or such benefits will be forfeited. The amount of accrued vacation relating to our employees in North America was $1.9 million at September 30, 2003. Forfeiture of vacation benefits related to this policy change amounted to $656,000 and was recognized as a reduction in benefit expense in September 2004. The remaining vacation benefit accrual relating to our employees in North America at September 30, 2004 was $62,000. $1.2 million of the accrued vacation amount as of September 30, 2004 was consumed during fiscal 2004.

We incurred costs related to compliance with Sarbanes-Oxley regulations during fiscal 2004. While these costs were not significant during this period, we anticipate that these costs will become significant in future periods. The cost of compliance with the Sarbanes-Oxley regulations will result in increased general and administrative expenses in fiscal 2005. We believe our earnings per share will be impacted by $0.03 to $0.04 per share for costs incurred in complying with the regulations in fiscal 2005.

Results of Operations

The following table presents our statements of operations data as a percentage of total revenue for the fiscal 2002, fiscal 2003, and fiscal 2004.

	Fiscal Years Ended September 30,
	2002	2003	2004
Revenue:
License	31.3%	27.6%	26.7%
Support services	61.9	62.9	63.1
Implementation and consulting services	6.8	9.5	10.2

Total revenue	100.0	100.0	100.0

Operating expenses:
Cost of license revenue	11.4	11.0	10.4
Cost of support services revenue	16.7	18.6	19.0
Cost of implementation and consulting services revenue	8.6	12.0	11.8
Selling and marketing	27.4	32.2	26.5
Product development	11.9	10.2	8.6
General and administrative	9.7	12.4	12.0
Amortization of goodwill	—	—	—
Acquisition costs	(0.8)	—	—
Restructuring costs	3.7	1.1	1.5

Total operating expenses	88.6	97.5	89.8

Income from operations	11.4	2.5	10.2
Interest income	0.4	0.1	0.1
Interest expense	(0.9)	(0.5)	(0.5)

Income before income tax expense (benefit) and extraordinary item	10.9	2.1	9.8
Income tax expense (benefit)	—	(0.3)	3.6

Income before extraordinary item	10.9	2.4	6.2

Loss on debt extinguishments	(0.2)	—	—

Net income	10.7%	2.4%	6.2%

For fiscal 2004, we recorded net income of $10.7 million or $0.41 per common share (diluted), an increase of 182% compared with net income of $3.8 million or $0.17 per common share (diluted) in fiscal 2003. For fiscal 2003, we recorded net income of $3.8 million or $0.17 per common share (diluted), a decrease of 72% compared with net income of $13.7 million or $0.67 per common share (diluted) in fiscal 2002. Our results of operations for fiscal 2004 include the results of Frontstep for the full year. Our results of operations for fiscal 2003 include the results of Frontstep from February 18, 2003, the acquisition date. Our results for periods prior to the acquisition date, including those for fiscal 2002, do not include the results of Frontstep.

The following table details the classification of restructuring costs and acquisition costs within our statement of operations for fiscal 2002, fiscal 2003, and fiscal 2004 (in thousands).

	General and Administrative Expenses	Acquisition Costs	Restructuring Costs	Total
Year Ended September 30, 2002:
Reverse costs for termination of technology distribution agreements	$(2,290)	$—	$—	$(2,290)
Settlement of pre-acquisition contingency	—	(1,000)	—	(1,000)
Severance and personnel costs	—	—	1,026	1,026
Costs of abandonment of excess office space	—	—	3,681	3,681

Total	$(2,290)	$(1,000)	$4,707	$1,417

Year Ended September 30, 2003:
Severance and personnel costs	$—	$—	$2,063	$2,063
Cost of abandonment of excess office space	—	—	(276)	(276)

Total	$—	$—	$1,787	$1,787

Year Ended September 30, 2004:
Severance and personnel costs	$—	$—	$2,546	$2,546
Cost of abandonment of excess office space	—	—	64	64

Total	$—	$—	$2,610	$2,610

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

When we first license an iSeries platform product, we receive both an initial license fee and an annual license fee. In accordance with TPA 5100.53, we recognize the initial license fee as time-based license revenue ratably over the initial license period, which is generally twelve months. In addition, customers must pay an annual license fee, which entitles the customer to continuing use of the software and customer support services as available. We record these annual license fees as support services revenue and recognize this revenue ratably over twelve months. If a customer does not pay its annual license fee the following year, it is no longer entitled to use our software and we may terminate the agreement. We believe this licensing arrangement provides a source of recurring revenue from our installed base of customers. Additional software products or applications are not included as part of the annual license fee and are available for an additional initial and annual license fee. Our implementation and consulting services revenue is generated by our professional services organization, which may provide our customers with consulting and implementation services relating to our products and the products of our solution partners.

With regard to our Microsoft platform products, we generally license them on a perpetual basis. Customers must pay an initial license fee and an annual support fee in the first year. We record initial license fees for perpetual licenses as license revenue and typically recognize them upon delivery of the software to the ultimate customer, provided collection is probable. The annual support fee entitles the customer to receive annual support services, as available. We record these fees as support services revenue and recognize this revenue ratably over the term of the periodic agreement.

Our total revenue grew 7.1% or $11.5 million during fiscal 2004. This compares with revenue growth of 25.7% or $33.0 million in fiscal 2003 and a revenue decrease of 7.1% or $10.0 million in fiscal 2002. The following table shows our software sales revenue from initial licensing and our service revenue from support services and implementation and consulting services for fiscal 2002, fiscal 2003 and fiscal 2004 and the percentage change from fiscal year to fiscal year (in thousands).

	Fiscal Years Ended
	September 30, 2002	Change %	September 30, 2003	Change %	September 30, 2004
License revenue:
License volume	$36,932	12.0	$41,370	12.2	$46,417
Recognized deferred license revenue, net (1)	3,275	5.6	3,091	(106.5)	(199)

Total license revenue	$40,207	10.6	$44,461	4.0	$46,218

Support services revenue	$79,384	27.9	$101,493	7.4	$108,970
Implementation and consulting services revenue	8,708	76.6	15,378	14.5	17,611

Total revenue	$128,299	25.7	$161,332	7.1	$172,799

(1)	Reflects total time-based license revenue deferred in the periods presented less the total of license revenue recognized in the period presented that was previously deferred. See “Application of Critical Accounting Policies” for discussion of revenue recognition.

License Revenue

Total license revenue increased $1.8 million from fiscal 2003 to fiscal 2004. This increase is primarily due to the addition of a full year of revenue from the products acquired in the Frontstep acquisition. Fiscal 2003 included Syteline revenue from the February 18, 2003 acquisition date through September 30, 2003. We began to ship Syteline 7 in the EMEA and Asia Pacific geographic regions in June 2004. License revenue from the Syteline products increased $9.3 million or 81% to $20.8 million in fiscal 2004 as compared with $11.5 million in fiscal 2003. License revenue for our iSeries and other products decreased $7.6 million or 23% to $25.4 million in fiscal 2004 as compared with $33.0 million in fiscal 2003. The decrease in iSeries and other product revenue is due mostly to slowed growth in markets for these products and increased marketing and sales activities for our Syteline 7 solution as most new customer transactions are licensing this solution. While we believe our iSeries products will continue to aid our mid market manufacturing customers for many years to come, we believe license revenue from our iSeries products will remain stable or decline slightly in the next fiscal year. We believe our Syteline product revenue will continue to grow in the next fiscal year.

Total license revenue increased $4.3 million from fiscal 2002 to fiscal 2003 as a result of the license revenue from the acquired products from Frontstep. Revenue recognized from previously recorded time-based contracts was lower than the revenue recognized during fiscal 2002. This $0.2 million net decrease is attributable to lower licensing volume in our time-based contracts. The decline can be attributed primarily to the lagging economy. Our customers chose to delay or cancel purchase decisions in light of the struggling economy.

License volume for fiscal 2004 included 1,277 contract transactions with an average price of $36,000 compared to 1,037 contract transactions with an average price of $40,000 in fiscal 2003. The increase in the number of contract transactions is due in part to the addition of a full year of contract transactions for the products acquired in the Frontstep acquisition. The average contract price declined from fiscal 2003 to 2004 as a result of smaller contract transactions associated with the Frontstep product lines and a higher number of smaller add-on contract transactions for the iSeries products.

License volume for fiscal 2003 included 1,037 contract transactions with an average price of $40,000 compared to 518 contract transactions in fiscal 2002 with an average contract price of $71,000. The increase in the number of contract transactions is due to the inclusion of contract transactions from the acquired Frontstep product lines. The average contract price declined from fiscal 2002 to 2003 as a result of smaller contract transactions from the inclusion of the Frontstep product lines from the February 18, 2003 acquisition date, through the end of fiscal 2003.

Support Services Revenue

For fiscal 2004, support services revenue increased $7.5 million or 7% as compared with fiscal 2003. The increase was driven by the inclusion of a full year of support services revenue from the acquired Frontstep products. Support services revenue from the Syteline products increased $18.1 million or 85% in fiscal 2004 compared to fiscal 2003, and was consistent with the increase in license revenue. Support services revenue from iSeries and other products decreased $10.6 million or 13% as compared with fiscal 2003. The decrease in iSeries and other product support services revenue was primarily the result of a decline in supported users and applications for those products.

Support services revenue increased $22.1 million or 28% in fiscal 2003 as compared with fiscal 2002. The increase in revenue from our support services from fiscal 2002 to fiscal 2003 was primarily due to the inclusion of $21.3 million in support services revenue from our acquired Frontstep products. Excluding the acquired Frontstep products, support services revenue for fiscal 2003 grew slightly from fiscal 2002.

Implementation and Consulting Services

Implementation and consulting services revenue increased by $2.2 million or 15% in fiscal 2004 as compared with fiscal 2003. The inclusion of a full year of implementation and consulting services transactions for the acquired Syteline product and the addition of some large implementation contracts during fiscal 2004 favorably impacted our implementation and consulting services revenue. Implementation and consulting services revenue increased $6.7 million or 77% from fiscal 2002 to fiscal 2003 due to the addition of implementation and consulting services revenue from the acquired Frontstep business. As we continue to expand our professional services business and our license revenue continues to decrease as a percentage of total revenue, we expect that services revenue will continue to be an increasing percentage of our total revenue.

Revenue by Geographic Area

Our operations are conducted principally in 1) Americas, 2) EMEA, and 3) Asia Pacific. The following table shows the percentage of license, services, and total revenue contributed by each of our primary geographic markets:

	Fiscal Years Ended September 30,
	2002	2003	2004
Americas
License revenue	73.0%	71.8%	71.5%
Support services revenue	81.5	79.6	76.6
Implementation and consulting services revenue	95.3	69.7	65.2
Total revenue	79.7	76.5	74.1
EMEA
License revenue	22.1	20.1	18.6
Support services revenue	15.9	16.5	18.2
Implementation and consulting services revenue	4.5	22.1	24.2
Total revenue	17.1	18.0	18.9
Asia Pacific
License revenue	4.9	8.1	9.9
Support services revenue	2.6	3.9	5.2
Implementation and consulting services revenue	0.2	8.2	10.6
Total revenue	3.2	5.5	7.0

During fiscal 2004, total revenue in North America decreased as a percentage of total revenue compared to fiscal 2003. We believe this decrease is due to our continued expansion in Asia Pacific and growth in our EMEA operations due to the addition of a full year of revenue from the acquired Frontstep products. Frontstep had a larger percentage of its revenue in EMEA and Asia Pacific, particularly in implementation and consulting revenue in EMEA and Asia Pacific and software license revenue in Asia Pacific. Our growth in Asia Pacific continues to accelerate. Total revenue from Asia Pacific has grown to 7% of total revenue in fiscal 2004 up 1.5% from fiscal 2003 and 3.8% from fiscal 2002.

License revenue decreased as a percentage of total revenue in North America and EMEA, and increased in Asia Pacific. The decrease in North America is due to slower license revenue growth in this region compared with growth in Asia Pacific. The slower growth in North America is due to a $4.2 million decline in iSeries license revenue offset by a $6.7 million increase in Syteline license revenue. The decrease in EMEA is due to a decrease in license revenue in that region. A $1.0 million decrease in iSeries license revenue was partially offset by a $0.7 million increase in Syteline license revenue. The growth trend for our license revenue was discussed above. The increase in Asia Pacific is due to continued strong growth in the Asia Pacific region. Implementation and consulting revenue has increased as a percentage of total revenue in EMEA and Asia Pacific, due in large part to the addition of a full year of revenue from the acquired Frontstep business. North American support services revenue declined as a percentage of total revenue as a result of a faster support services revenue growth in EMEA and Asia Pacific. Decreasing iSeries support services revenue caused slower growth in North America as growth in Syteline support services revenue of $14.0 million was partially offset by the $9.2 million decrease in iSeries support services revenue.

The increase in international revenues is mostly due to growth in existing international operations and the inclusion of sales for the acquired products of Frontstep. We believe that another contributing factor to the increase in Asia Pacific revenues is the economic growth in the region, which is contributing to and being fueled by the continuing trend of increased multinational manufacturing presence and outsourcing to this region. Still another factor contributing to the increase in international revenues is the considerable weakening of the US dollar against the major European and Asian currencies.

Total revenue in North America decreased as a percentage of total revenue from fiscal 2002 to fiscal 2003. We believe the decrease is due to the continued economic and manufacturing weaknesses in the region as well as higher revenue in our international regions from the acquired Frontstep products. During fiscal 2003, EMEA service revenue increased as a percentage of total service revenue due to the inclusion of Frontstep and growth from existing operations in both support and professional services revenue compared with fiscal 2002. Another factor that increased the EMEA contribution to total revenue was the weakening of the US dollar against the major European currencies during the year. During fiscal 2003, license and service revenue from Asia Pacific increased as a percentage of total license and service revenue. The increase in the percentage of total license revenue and total service revenue from Asia Pacific is due to the inclusion of Frontstep and growth from existing operations in Asia Pacific license revenue and growth in support revenue from existing operations in Asia Pacific. We believe the growth in the Asia Pacific region is attributable, in part, to the continuing trend of increased international manufacturing presence in the region.

Additional information about our operations in these geographical areas is presented in note (16) of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Operating Expenses—Cost of Revenue

The following table shows cost of license revenue from software sales, cost of support services revenue and cost of implementation and consulting services revenue for fiscal 2002, fiscal 2003 and fiscal 2004 (in thousands).

	Fiscal Years Ended
	September 30, 2002	Change %	September 30, 2003	Change %	September 30, 2004
Cost of license revenue from software sales	$14,647	21.2	$17,746	1.5	$18,015
Cost of support services revenue	21,393	40.3	30,005	9.4	32,840
Cost of implementation and consulting services revenue	11,043	75.8	19,410	4.7	20,323

Total cost of revenue	$47,083	42.6	$67,161	6.0	$71,178

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

Amortization of computer software costs represents recognition of the costs of some of the software products we sell, including purchased software costs, technology acquired in acquisitions, capitalized internal software development costs and costs incurred to translate software into various foreign languages. We begin amortizing computer software costs upon general release of the product to customers and compute annual amortization on a product-by-product basis based on the greater of the amount determined using the straight line method over the estimated economic life of the product, which is generally three to five years for purchased software costs and software development costs and two years for software translation costs.

We performed a net realizable value test for all of our products lines at the end of fiscal 2003 and found our future support services revenue to be sufficient to cover the remaining net book value of the related assets. The MAPICS ERP for iSeries and MAPICS Syteline ERP products are being amortized over a five-year life. However, software is subject to rapid technological obsolescence and, as a result, future amortization periods for computer software costs could be shortened as a result of changes in technology in the future. Based on the current technology and market trends of our products, during fiscal 2004 we prospectively changed the estimated remaining economic lives from five years to three years for certain product offerings that no longer generate significant license revenue. Furthermore, we performed a net realizable value test for all of our products at the end of fiscal 2004 and found our future support services revenue to be sufficient to cover the remaining net book value of the related assets.

Cost of license revenue increased $269,000 or 2% in fiscal 2004 from fiscal 2003. The increase is primarily related to an increase in Syteline royalties driven by the addition of a full year of license activity for the Syteline product. A $2.5 million decrease in royalties paid on our iSeries and other products caused by declining license volume was offset by a $2.5 million increase in capitalized software amortization due to an acceleration of amortization for certain product offerings that no longer generate significant license revenue as mentioned above. Amortization of computer software costs for fiscal 2004 included $2.3 million for the prospective adjustment of the amortization lives from five to three years.

Cost of license revenue increased from fiscal 2002 to fiscal 2003 due primarily to the inclusion of cost of license revenue from the acquired Frontstep products of $4.7 million, which includes royalties and amortization of computer software costs. Excluding the acquired Frontstep products, cost of license revenue declined $1.6 million in fiscal 2003 as compared to fiscal 2002. The decrease is due to lower royalty expense of $1.6 million as the result of the sale of fewer solution partner products as compared to the sale of our internally developed core products. We expect cost of license revenue to vary from period to period based on the mix of products licensed between internally developed products and royalty bearing products and the timing of computer software amortization.

Cost of Support Services Revenue

Cost of support services revenue includes cost associated with our support services activities. These costs consists primarily of:

•	personnel costs related to the ongoing maintenance and support of our products;

•	fees paid to affiliates outside our North American region to provide support services in those regions;

•	intangible amortization on maintenance contracts from the Frontstep acquisition;

•	fees paid to solution partners to provide similar support services with respect to their products; and

•	costs of distributing our software products.

Cost of support services revenue increased $2.8 million or 9% in fiscal 2004 from fiscal 2003. The increase is due primarily to the addition of support services revenue from the acquired Frontstep business and growth in Syteline licensing activity. The increase of $2.8 million in fiscal 2004 consisted of a $1.3 million increase in annual license fee royalties, a $0.9 million increase in compensation costs associated with the addition of personnel in the combined company and additional personnel added in EMEA to manage support services business growth in that geographic region. Also contributing was an increase of $0.8 million for contractors and consultants that provided us with training and assisted us with implementations of complementary products. This was slightly offset by a decrease in general office expense of $0.2 million.

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

Cost of Implementation and Consulting Services Revenue

Cost of implementation and consulting services revenue includes personnel costs related to implementation, consulting, and educational services we provide. Cost of implementation and consulting services revenue increased $0.9 million or 5% in fiscal 2004 from fiscal 2003. The slight increase is primarily due to a $0.8 million increase in bonus and commission payments to our consultants. This increase was driven by the 15% improvement in implementation and consulting services revenue from fiscal 2003 to fiscal 2004. Other direct costs associated with our implementation and consulting services business in fiscal 2004 were consistent with the prior year due to efficiencies gained from prior restructuring efforts.

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

Operating Expenses—Other Operating Costs

The following table shows other operating expenses for fiscal 2002, fiscal 2003 and fiscal 2004 (in thousands):

	Fiscal Years Ended
	September 30, 2002	Change %	September 30, 2003	Change %	September 30, 2004
Selling and marketing	$35,092	48.1	$51,973	(11.9)	$45,787
Product development	15,331	7.7	16,519	(10.3)	14,820
General and administrative	12,447	60.2	19,934	4.0	20,740
Acquisition costs	(1,000)	—	—	—	—
Restructuring costs	4,707	(62.0)	1,787	46.1	2,610

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of recognized commission fee expense to our independent affiliates, compensation of our sales and marketing personnel, and direct costs associated with selling programs and marketing campaigns. We defer sales commission fee expense on sales of time-based iSeries licenses and amortize these costs ratably consistent with the recognition of the license revenue. For perpetual licenses, we expense commissions in the period in which the license is completed and the license revenue is recorded.

Selling and marketing expenses decreased $6.2 million or 12% in fiscal 2004 from fiscal 2003. The decrease in selling and marketing expenses is due to three factors: 1) a change in the channel mix of our license revenue in which our direct sales channel licensed greater volume than our affiliate network channel which resulted in lower commissions, 2) reductions in marketing programs, and 3) efficiencies gained from our restructuring efforts over the past two fiscal years which lowered our overall selling and marketing cost structure. These factors included a $3.1 million decrease in marketing program spending, a $2.0 million decrease in affiliate commissions, a $0.6 million decrease in travel and entertainment spending and a $0.5 million decrease in compensation and other selling and marketing costs.

The increases in selling and marketing expense as well as the increases as a percentage of total revenue from fiscal 2002 to fiscal 2003 were primarily due to two factors: (1) the inclusion of selling and marketing expenses in fiscal 2003 relating to the acquired products of Frontstep, and (2) the change in product mix of our license revenue recognized between time-based license revenue and perpetual license revenue. These factors included an increase of $1.8 million in affiliate fee commissions and $12.5 million increase in direct sales and marketing personnel and other related costs. We believe that affiliate commissions will fluctuate from period to period based on our sales channel mix and the levels of sales by our affiliates and by our direct sales organization.

Product Development Expense

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

The following table shows information about our product development expenses during the last three fiscal years (in thousands):

	Fiscal Years Ended,
	September 30, 2002	Change %	September 30, 2003	Change %	September 30, 2004
Product development costs	$18,038	25.4	$22,619	(2.4)	$22,066
Software translation costs	2,900	(49.4)	1,468	96.1	2,879

Total product development activities	20,938	15.0	24,087	3.6	24,945

Less:
Capitalized product development costs	(3,752)	(93.9)	(7,275)	(14.9)	(8,358)
Capitalized software translation costs	(1,855)	84.2	(293)	(503.1)	(1,767)

Subtotal	(5,607)	(35.0)	(7,568)	(34.1)	(10,125)*

Product development expenses	$15,331	7.7	$16,519	(10.3)	$14,820

As a percentage of total revenue	11.9%		10.2%		8.6%

*	We purchased $170,000 of capitalized software in fiscal 2004 that is not included in this table.

Total product development expenses decreased $1.7 million or 10% in fiscal 2004 from fiscal 2003. The decrease is related to three factors: 1) an increase in capitalization of development and translation costs due to the inclusion of the development projects surrounding the Frontstep acquired products and the addition of several other projects for new releases, 2) cost savings from our offshore information technology services partnership, which began in 2002, and 3) efficiencies gained from our restructuring efforts over the past two fiscal years. Contributing to the decrease in product development expenses in fiscal 2004 were a $2.6 million increase in software capitalization which reduced total product development expenses and a $1.2 million decrease in compensation and other product development expenses. These decreases were partially offset by increases of $0.7 million for expenses related to an increase in utilization of our offshore information technology services partnership and $1.4 million in software translation costs. Translation costs were higher during fiscal 2004 due to the activities undertaken to prepare Syteline 7.03 for release in the EMEA and Asia Pacific geographic regions. Software translation spending is typically project related, and the timing of those expenditures is subject to change from period to period.

Total product development expenses increased slightly in fiscal 2003 as compared with fiscal 2002. The increase was due to increased product development activities offset by higher capitalization of development and translation costs. Total spending on development activities increased for product development costs in fiscal 2003 from fiscal 2002. The increase was due primarily to the addition of product development expenses from the acquired Frontstep products. The increase was offset by a decrease in software translation spending. Software translation spending is typically project related, and the timing of those expenditures is subject to change from period to period. The increase in software capitalization is due to the inclusion of the development projects surrounding the Frontstep acquired products and the addition of several other projects for new releases. Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, financial, legal and administrative personnel, outside professional and service fees, facility costs, provisions for bad debts, and other items.

General and administrative expenses increased by $0.8 million or 4% in fiscal 2004 from fiscal 2003. The increase in general and administrative expenses was due primarily to a $1.0 million increase in tax, audit, and legal fees primarily associated with the completion of the Current Report on Form 8-K/A that we filed with the

SEC during the quarter ended December 31, 2003 and higher audit fees. This increase specific to the preparation and filing of the Form 8-K/A is not indicative of usual levels of tax, audit and legal expenses. We anticipate our audit fees to continue to be higher than in previous fiscal years because of the audit requirements of the Sarbanes-Oxley regulations. Also contributing to the increase in general and administrative expenses was a $0.8 million increase in foreign exchange losses due to the strengthening of foreign currencies, namely the Euro and the British Pound Sterling, against the U.S. Dollar. These increases were offset by decreases of $1.3 million in compensation and other general and administrative expenses. The decreases in compensation and other expenses were related to the restructuring efforts undertaken during the past two fiscal years.

The increase in general and administrative expenses for fiscal 2003 of $7.5 million or 60% compared with fiscal 2002, was principally due to the inclusion of additional general and administrative expenses as a result of the Frontstep acquisition. General and administrative expenses in fiscal 2003 included an increase in bad debts expense of $1.4 million, of which $0.9 million related to acquired Frontstep accounts receivable. During fiscal 2003, we increased our reserve in order to conform to our methodology for determining the adequacy of our allowance for doubtful accounts. Additionally, general and administrative expenses in fiscal 2002 included a reversal of a $2.3 million accrual for termination of technology distribution agreements resulting in lower general and administrative expenses.

Acquisition Costs

Acquisition costs were $1.0 million in fiscal 2002. We recorded no acquisition costs in fiscal 2003 or fiscal 2004. Costs relating to the acquisition of Frontstep in fiscal 2003 were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and are discussed in Restructuring Costs below.

In connection with the purchase of Pivotpoint in fiscal 2000, a portion of the cash proceeds was put into escrow to cover any breach of representations and warranties contained in the purchase agreement or any additional undisclosed post-closing liabilities. In December 2000, we presented a claim against the escrow for the release of funds to cover certain liabilities not disclosed in the closing balance sheet. During the allocation period, we did not adjust the purchase price to reflect these escrow refund claims because the ultimate recovery of any escrow funds was neither probable nor could the amount to be recovered be reasonably estimated. During fiscal 2002, we entered into a settlement agreement with the sellers regarding the amount of the claim and we received approximately $1.3 million in cash for the settlement. Pursuant to SFAS No. 141, “Business Combinations,” $1.0 million of the settlement was related to pre-acquisition contingencies other than income taxes and is included as a reduction to acquisition costs in the consolidated statement of operations for fiscal 2002.

Of the remaining $300,000 of the settlement, $204,000 related to the settlement of pre-acquisition tax liabilities from the former shareholders of Pivotpoint. We recorded this portion of the settlement as a reduction of outstanding tax liabilities as of September 30, 2002 from the original purchase accounting allocation. We recorded the remaining $50,000 of the settlement as a liability for expenses incurred in relation to the settlement.

Restructuring Costs

We recorded restructuring costs of $4.7 million in fiscal 2002 principally resulting from a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. During fiscal 2003, we recorded exit costs of $8.0 million relating to the Frontstep acquisition, of which $6.2 million was included in the cost of the acquisition and recorded in the purchase price allocation. We recorded the remaining $1.8 million in exit costs as restructuring costs in our statement of operations. The $8.0 million of exit costs included employee severance and related costs for approximately 175 employees from all areas of the combined company. During fiscal 2004, we recorded exit costs of $2.6 million primarily related to a work force reduction in our Americas and EMEA regions, which were included in restructuring costs on our statement of operations.

The $2.6 million in exit costs that we recorded in fiscal 2004 primarily related to employee severance and related costs for approximately 70 employees from all areas in our North America and EMEA regions, The $2.6 million in exit costs were included in restructuring costs on our statement of operations and accounted for under the provisions of SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” The work force reduction during fiscal 2004 was done primarily to reduce costs.

The total exit cost of $6.2 million during fiscal 2003 that was included in the Frontstep purchase price allocation included $3.3 million in abandonment of office space and related costs and $2.4 million in employee severance and related costs for approximately 85 employees from all areas of Frontstep. Additionally, exit costs included obligations remaining pursuant to a $450,000 consulting agreement that was subsequently terminated on February 21, 2003. We accounted for these costs in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These are acquisition costs for which the combined company will receive no future economic benefit. In fiscal 2004, we recorded an adjustment of $0.9 million to our purchase price allocation related to a terminated lease agreement for which we had previously recorded an accrual for the vacated space.

We accounted for the remaining $1.8 million of exit costs during fiscal 2003 in restructuring costs on our statement of operations under the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that were initiated after December 31, 2002. These costs included $2.1 million in employee severance and related costs for approximately 90 employees from all areas of the company and a recovery of $0.3 million of a previous accrual as discussed below. Restructuring activities for comparative periods prior to the effective date of SFAS No. 146 have been accounted for in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

The restructuring costs of $4.7 million during fiscal 2002 were due to staff and facility reductions as a result of the five-year agreement with the offshore information technology services company to perform a variety of our ongoing product development activities. This outsourcing of product development activities was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% during fiscal 2002. The restructuring charge of $4.7 million during fiscal 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel. During fiscal 2003, we adjusted our previously recorded liability by $276,000 in order to reclaim office space that was previously abandoned.

The major components of the restructuring and exit cost reserve at September 30, 2003 and 2004 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Other	Total
Fiscal 2002 Restructuring Activities
Balance at September 30, 2003	$2,789	$—	$—	$2,789
Less: cash payments	(515)	—	—	(515)

Balance at September 30, 2004—fiscal 2002 activities	$2,274	$—	—	$2,274

Fiscal 2003 Restructuring Activities
Balance at September 30, 2003	$2,004	$427	$188	$2,619
Included in purchase price of Frontstep:
Exit costs	(1,030)	—	—	(1,030)
Less: cash payments	(671)	(329)	(188)	(1,188)
Less: fixed asset writedown	(37)	—	—	(37)

Balance at September 30, 2004	266	98	—	364

Balance at September 30, 2003	—	881	—	881
Included in restructuring costs:
Exit costs	—	11	—	11
Less: cash payments	—	(892)	—	(892)

Balance at September 30, 2004	—	—	—	—

Balance at September 30, 2004—fiscal 2003 activities	$266	$98	$—	$364

Fiscal 2004 Restructuring Activities
Balance at September 30, 2003	$—	$—	$—	$—
Exit costs	64	2,646	—	2,710 *
Less: cash payments	—	(1,577)	—	(1,577)
Less: fixed asset write-down	(64)	—	—	(64)

Balance at September 30, 2004—fiscal 2004 activities	$—	$1,069	—	$1,069

Total restructuring reserve at September 30, 2004	$2,540	$1,167	$—	$3,707

*	Approximately $0.1 million of these exit costs was recorded as operating expenses in our first fiscal quarter of 2004. The remaining $2.6 million was recorded as restructuring expenses.

We expect future cash expenditures related to these restructuring activities to be approximately $3.7 million. We expect to pay approximately $1.8 million during fiscal 2005, and we therefore have included this amount in current liabilities. The remaining $1.9 million is expected to be paid by fiscal 2007.

As shown in the table above, our restructuring and exit cost reserve at September 30, 2004 is substantially comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges or reverse prior restructuring charges in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Depending on market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring and exit costs reserve as appropriate. As of September 30, 2004 we estimate our excess lease cost to be $2.1 million and our sublease income to be $1.1 million.

Interest Income and Interest Expense

Interest income was $519,000, $240,000 and $186,000 for fiscal 2002, fiscal 2003, and fiscal 2004. The decrease in interest income is related to the decrease in interest rates over the past two years. The decrease was slightly offset in fiscal 2002 and fiscal 2004 by an increase in investable cash.

For fiscal 2003 and fiscal 2004, interest expense principally includes 1) interest on our new credit facility based on our lender’s base rate or LIBOR plus a predetermined margin, 2) commitment fees on the unused portion of our previous and new revolving credit facility, and 3) amortization of debt issuance costs. Interest expense in fiscal 2004 also includes $209,000 from an acceleration of amortization of debt issuance costs because of the early repayment of the term loan portion of our bank credit facility during the year. For fiscal 2002, interest expense principally includes 1) interest on our then existing term loan and revolving credit loan based on our lender’s base rate or LIBOR plus a predetermined margin, 2) the difference between interest paid and interest received under our interest rate protection arrangement, 3) commitment fees on the unused portion of our bank credit facility and revolving credit facility, and 4) amortization of debt issuance costs.

Interest expense was $1.1 million, $816,000 and $936,000 for fiscal 2002, fiscal 2003, and fiscal 2004. In fiscal 2004, we repaid our term loan and revolving credit facility. As a result of the prepayment of the term loan portion of our bank credit facility, we accelerated the amortization of $209,000 of debt issuance costs, which caused our interest expense to increase in fiscal 2004 compared with fiscal 2003. Interest expense decreased in fiscal 2003 from fiscal 2002 because we repaid our previous revolving credit loan during fiscal 2002 and did not incur interest expense associated with this loan in fiscal 2003. In addition, we incurred a lower effective interest rate on our bank credit facility in fiscal 2003 as compared to the effective interest rates incurred on previous facilities in fiscal 2002. The weighted average interest rate for fiscal 2002 and fiscal 2003 was 6.7% and 3.7%. As stated earlier, we repaid the term loan and revolving credit facility in fiscal 2004. We have $12.5 million available for use under our revolving credit facility. As a result of the repayment mentioned above, we currently expect that interest expense will not be as significant in future periods. See “—Liquidity and Capital Resources.”

Income Tax Expense (Benefit)

The effective tax rate for fiscal 2002 and fiscal 2003 differs from the statutory federal income tax rate of 35.0% principally due to a $5.0 million benefit and a $2.1 million benefit that we recorded in fiscal 2002 and fiscal 2003. These tax benefits resulted from changes in income taxes payable due to the resolution of federal income tax uncertainties related to tax net operating losses, or NOLs, retained by us in connection with the 1997 separation of Marcam Corporation into two companies. Accordingly, we recorded the benefit of the resolution of the uncertainties as decreases to income taxes payable. We still retain additional favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and we may realize additional income tax benefits related to these tax attributes in future periods if and when they become certain. Additionally, the impact of state and foreign income taxes and the adjustment of goodwill from Pivotpoint created differences from the expected income tax expense (benefit) calculated by applying the federal statutory rate to our income before income tax expense (benefit) and extraordinary item.

The effective tax rate of 36.8% for fiscal 2004 differs from the statutory federal rate of 35% principally due to the effect of state and foreign income taxes reduced by the utilization of income tax credits.

At September 30, 2003 and 2004, we had federal NOL carryforwards of $42.7 million and $38.0 million, and research and experimentation and other credit carryforwards of $9.0 million and $9.4 million. At September 30, 2003 and 2004, we also had $10.3 million and $14.4 million of foreign NOL carryforwards. The NOLs and tax credits at September 30, 2004 expire between fiscal 2005 and fiscal 2024. The utilization of a significant portion of the domestic NOLs and tax credits is limited on an annual basis due to various changes in ownership of MAPICS, Frontstep and Pivotpoint. We do not believe that these limitations will significantly impact our ability to utilize the NOLs before they expire; however as stated above, valuation allowances have been provided for certain foreign NOLs and income tax credits based on their expected utilization.

We still retain additional favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and we may realize additional income benefits related to these tax attributes in future periods if and when they become certain.

Extraordinary Loss on Early Extinguishment of Debt

On April 26, 2002, we repaid the outstanding balance of $8.4 million under our original bank credit facility with the proceeds from a new revolving credit facility. The original bank credit facility was terminated upon this repayment. See note (9) of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for further discussion of our debt. At the time of refinancing, the balance of the unamortized debt issuance costs relating to our original term loan was $491,000. We wrote down the remaining balance of debt issuance costs, net of income tax benefit of $173,000, and classified the write-down as an extraordinary item for fiscal 2002 in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” We have not historically required debt financing for operating purposes and do not anticipate requiring debt financing for such purposes in the foreseeable future. The write-down met the criteria for classification as extraordinary since the early termination of the bank credit facility was determined to be an event that is both infrequent and unusual.

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

The following tables show information about our cash flows during the last three fiscal years and selected balance sheet data as of September 30, 2003 and 2004 (in thousands). You should read these tables and the discussion that follows in conjunction with our statements of cash flows and balance sheets contained in “Item 8. Financial Statements and Supplementary Data.”

	Fiscal Years Ended September 30,
	2002	2003	2004
Summary of Cash Flows
Net cash provided by operating activities	$31,010	$11,594	$28,685
Net cash used for investing activities	(7,096)	(12,530)	(11,478)
Net cash used for financing activities	(18,330)	(1,527)	(12,295)
Effect of exchange rate changes on cash	—	162	135

Net increase (decrease) in cash and cash equivalents	$5,584	$(2,301)	$5,047

	September 30,
	2003	2004
Balance Sheet Data
Cash and cash equivalents	$21,360	$26,407
Working capital deficit	(40,670)	(27,085)

Operating Activities

In fiscal 2004, net cash provided by operating activities increased by 148% from fiscal 2003, primarily due to increased profitability. Non-cash items had a positive impact on operating cash flow. Significant non-cash items include $15.1 million in depreciation and amortization expenses, a decrease of $6.0 million in deferred tax as the assets were utilized to reduce taxable income and a $2.5 million addition to bad debt allowance due to higher sales levels. Changes in operating assets partially offset improvements to operating cash flows added by non-cash items. Significant changes in operating assets and liabilities include a positive impact on operating cash flows from a $2.1 million reduction in accounts receivable due to favorable collection efforts, a reduction of prepaid assets of $1.2 million, a reduction in other non-current assets of $1.2 million and an increase in deferred services revenue of $1.7 million. Negatively impacting cash flows from operating activities were payments of accounts payable and accrued expenses of $8.2 million and a $1.7 million reduction in the restructuring liability.

In fiscal 2003, net cash provided by operating activities decreased 63% from fiscal 2002, primarily due to a decrease in net income and a decrease associated with changes in operating assets and liabilities. Non-cash items had a positive impact on operating cash flow. Significant non-cash items were $12.1 million in depreciation and amortization expenses, a $2.3 million addition to the bad debt allowance, primarily related to acquired Frontstep receivables and a $1.1 million decrease in deferred tax assets. Changes in operating assets partially offset improvements to operating cash flows added by non-cash items. Significant changes in operating assets and liabilities affecting cash flows after consideration of asset and liability additions from the Frontstep acquisition included a $1.2 million increase in prepaid expense and other current assets, a $10.3 million decrease in accounts payable, accrued liabilities and other current liabilities due mainly as a result of timing of cash payments, a $2.7 million increase in the restructuring reserve relating to exit activities in fiscal 2003 as a result of the acquisition of Frontstep and a $3.5 million decrease in deferred license and service revenue offset by a $4.1 million decrease in deferred royalties and commissions.

Investing and Financing Activities

In fiscal 2002, fiscal 2003, and fiscal 2004, we used cash for investing activities related to computer software development, translation of our computer software products, purchases of property and equipment, and purchases of rights to complementary computer software to be integrated with our product offerings. In fiscal 2002, fiscal 2003, and fiscal 2004, we received proceeds from stock options exercised and employee stock purchases of $0.6 million, $0.3 million and $7.0 million.

During fiscal 2002, we made repayments of the Pivotpoint acquisition debt of $18.7 million. On April 26, 2002, we entered into a secured revolving credit facility, which provided for a revolving credit line of up to $10.0 million. On that date, we borrowed $8.4 million under the new revolving credit facility to repay the remaining balance of the term loan under our previous bank credit facility and we terminated the previous bank credit facility. We repaid the entire $8.4 million on the new secured revolving credit facility during fiscal 2002.

On February 18, 2003, we purchased the outstanding common stock of Frontstep and assumed long-term debt of Frontstep aggregating $20.1 million. We entered into a bank credit facility consisting of a $15.0 million term loan and a $15.0 million revolving credit loan to repay the debt assumed from Frontstep. We borrowed $21.7 million against the bank credit facility to repay the $20.1 million of acquired debt and to pay the $1.6 million of related transaction costs and liabilities, including $756,000 of debt issuance costs. In conjunction with this bank credit facility, we terminated our previous $10.0 million revolving credit facility. There were no outstanding borrowings on the previous credit facility at the time of termination.

The term loan portion of the bank credit facility required us to make quarterly principal repayments in various amounts beginning on December 31, 2003 and was scheduled to mature on December 31, 2005. In July 2004 we elected to prepay, without penalty, the remaining outstanding balance of the term loan. As a result of the prepayment, the term loan portion of our bank credit facility is no longer available to us. There were no scheduled payments required and we made no prepayments in fiscal 2003. At September 30, 2003, the interest rate on our term loan, including the lender’s margin, was 3.65%.

We borrowed $6.7 million under the revolving credit portion of the loan agreement on February 18, 2003 to finance, along with the term loan, the Frontstep acquisition. The revolving credit loan is subject generally to the same provisions as our term loan and subject to a borrowing base requirement. Any borrowings under the revolving credit portion of the bank credit facility will mature on December 31, 2005. Repayment of any then outstanding balance on the revolving credit loan is due in full on the maturity date. The interest rate on the revolving credit portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At September 30, 2003, the interest rate on the revolving credit portion of the bank credit facility, including the lender’s margin, was 3.62%. At September 30, 2004, there were no outstanding borrowings under the revolving credit loan.

We made a $2.7 million payment against the revolving credit portion of the loan agreement in fiscal 2003. In fiscal 2004, we borrowed $1.5 million for operating purposes. Also in fiscal 2004, we repaid the $5.5 million outstanding balance on the revolving credit facility. The $5.5 million consisted of the $4.0 million balance outstanding at the end of fiscal 2003 and the $1.5 million borrowed in fiscal 2004. As of July 31, 2003, we amended the bank credit facility to decrease the amount of the revolving credit loan from $15.0 million to $12.5 million and modified certain financial covenants. As of September 30, 2004 there were no outstanding borrowings on the revolving credit facility and we had unused available borrowings under the revolving credit loan of $12.5 million, subject to the borrowing base.

In conjunction with the prepayment noted above, we expensed capitalized debt issuance costs associated with the term loan portion of our bank credit facility. We recognized $209,000 of interest expense associated with the expensing of the debt issuance costs related to the term loan portion of the bank credit facility in fiscal 2004. The debt issuance costs associated with our revolving credit facility continued to be amortized using the straight-line method over the expected life of the credit facility.

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

The financial ratios that we are required to maintain include several non-GAAP computations, including a leverage ratio, a fixed charge ratio, an adjusted earnings before interest, taxes, depreciation and amortization ratio, and an excess available cash ratio. These ratios provide for minimum compliance standards. If we are unable to meet the minimum compliance standards of the ratios, we will not be in compliance with our debt covenants. We were in compliance with our debt covenants as of September 30, 2003 and 2004.

The details of the bank credit facility are disclosed in note (9) of the notes to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

On July 31, 2002, we announced that our board of directors approved a plan to repurchase up to $10.0 million of our outstanding common stock in light of our stock price and liquidity position. Purchases are expected to be made from time to time, depending on market conditions, in private transactions as well as in the open market at prevailing market prices. During fiscal 2002, we repurchased 8,900 shares of stock for approximately $54,000. During fiscal 2003, we repurchased 1,600 shares of stock for approximately $9,000. During fiscal 2004 we repurchased 33,300 shares of stock for approximately $257,000. These shares will be available for general corporate purposes.

We do not have any current plans or commitments for any significant capital expenditures.

We believe that cash and cash equivalents on hand as of September 30, 2004, together with cash flows from operations and available borrowings under our bank credit facility will be sufficient to fund our operations for at least the next 12 months. This forward-looking statement, however, is subject to all of the risks and uncertainties detailed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance” contained in this report. If cash generated from operations during future periods is less than we expect or if we need additional financing after September 30, 2005, we may need to increase our bank credit facility or to undertake equity or debt offerings. We may be unable to obtain such financing on favorable terms, if at all.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet arrangements or financing arrangements with related parties, persons who were previously related parties, or any other parties who might be in a position to negotiate arrangements with us other than on an arms-length basis.

Contractual Obligations and Contingent Liabilities and Commitments

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual Obligations (in thousands)
Operating leases	$11,520	$3,567	$6,650	$636	$667
Minimum royalty payments	1,146	403	690	53	—

Total	$12,666	$3,970	$7,340	$689	$667

Leases:    We are contractually obligated to make minimum lease payments on several operating leases. We lease office space, computer and office equipment and vehicles under operating leases, some of which contain renewal options and generally requires us to pay insurance, taxes and maintenance. The lease on our headquarters building includes scheduled base rent increases over the term of the lease. We charge to expense the total amount of the base rent payments using the straight-line method over the term of the lease. In addition, we pay a monthly allocation of the building’s operating expenses. We have recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease in March 1999. Total rental expense under all operating lease agreements was $3.6 million, $3.1 million and $3.0 million in fiscal 2002, fiscal 2003, and fiscal 2004. We recorded sub-lease income receipts of $678,000, $409,000 and $271,000 in fiscal 2002, fiscal 2003, and fiscal 2004.

Minimum royalty payments:    We have certain relationships with solution providers whereby we sell their products in conjunction with our offerings. We pay a royalty to the respective third party providers based upon the dollar volume of their product we sell. Based upon certain of these agreements, we owe a minimum royalty payment on an annual basis.

Litigation:    We are involved in disputes and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these disputes and proceedings, we believe, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on our financial position, results of operations, or cash flows. However, we cannot be certain of the eventual outcome, and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations, or cash flows.

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

Indemnification of product users:    We provide a limited indemnification to users of our products against any patent, copyright, or trade secret claims brought against them. The duration of the indemnifications vary based upon the life of the specific individual agreements. We have not had a material indemnification claim, and we do not believe we will have a material claim in the future. As such, we have not recorded any liability for these indemnifications in our financial statements.

Change of control agreements:    We are a party to change of control employment agreements and term employment agreements with certain of our executive officers and key employees. Information regarding these agreements is contained in our proxy statement. All such information that is provided in the proxy statement is incorporated in this Item 7 by reference.

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

Revenue Recognition.    We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by SOP 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, “Software Revenue Recognition, with Respect to Certain Transactions,” SAB 104, “Revenue Recognition in Financial Statements,” and AICPA TPA 5100.53 “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

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

The license agreements for our software products include a limited express warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with our related documentation for period of up to 90 days from delivery in most cases. A small percentage of our contracts have limited express warranties that cover a period of up to three years. These contracts relate to the Syteline product acquired in the acquisition of Frontstep, Inc. We did not provide any such warranty in fiscal 2004 and we do not plan to provide this specific type of warranty in the future. Under this warranty if the product does not perform substantially in accordance with the documentation, we may repair or replace the product or terminate the license and refund the license fees paid for the product. All other warranties are expressly disclaimed. In addition to this warranty and in return for the payment of annual license or support fees, we provide customers with available annual maintenance services that include electronic usage support and defect repairs. To the extent that product defects arise, most are identified long after the product has been installed and used and after the warranty period has expired. In most instances, a product workaround and repair can be made and such repairs are delivered as part of maintenance services. Historically, we have not received any material warranty claims related to our products, and we have no reason to believe that we will receive any material claims in the future.

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

Accounts Receivable and Allowance for Doubtful Accounts.    Accounts receivable comprise trade receivables that are credit based and do not require collateral. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. On an ongoing basis, we evaluate the collectibility of accounts receivable based upon historical collections and assessment of the collectibility of specific accounts. We evaluate the collectibility of specific accounts using a combination of factors, including the age of the outstanding balance(s), evaluation of the account’s financial condition and credit scores, recent payment history, and discussions with our account executive for the specific customer and with the customer directly. Based upon this evaluation of the collectibility of accounts receivable, any increase or decrease required in the allowance for doubtful accounts is reflected in the period in which the evaluation indicates that a change is necessary. If actual results differ, this could have an impact on our financial position, results of operation and cash flows. Our historical estimates have reasonably approximated our actual results.

Income Taxes.    Deferred tax assets primarily include temporary differences related to deferred revenue and net operating loss, or NOLs, and tax credit carryforwards. These carryforwards may be used to offset future taxable income through fiscal 2024, subject to certain limitations. Deferred tax liabilities primarily include temporary differences related to intangible assets and computer software costs. To assess the need for a deferred income tax valuation allowance, we estimate the likelihood of future taxable income from operations, the timing of the reversal of deferred tax liabilities and the timing of the scheduled expiration of NOLs and tax credits. In the event that we believe that a valuation allowance is necessary, the corresponding reduction to the deferred tax asset would result in a charge to income in the period that the establishment of the valuation allowance is made. We evaluate the realizability of the deferred tax assets and the need for valuation allowances on a regular basis.

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

We performed a net realizable value test for all of our products lines at the end of fiscal year 2003 and found our future support services revenue to be sufficient to cover our estimable amortization over a five-year life. The MAPICS ERP for iSeries and MAPICS Syteline ERP products are being amortized over a five-year life. However, software is subject to rapid technological obsolescence and, as a result, future amortization periods for computer software costs could be shortened as a result of changes in technology in the future. Based on the current technology and market trends of our products, in fiscal 2004, we prospectively changed the estimated remaining economic lives to a three-year life from a five-year life for certain product offerings that no longer generate significant license revenue. Amortization of computer software costs for fiscal 2004 included $2.3 million for the prospective adjustment of the amortization lives from five to three years.

Goodwill and Other Intangible Assets.    Our goodwill balances are subject to annual impairment tests, which require us to estimate the fair value of our business compared to the carrying value. We perform two tests to determine the potential of impairment. In the first test we estimate the present value of future operating after tax cash flows based upon a five-year projection of our after tax operating profits. The net present value provided by this calculation is then compared to the goodwill and intangible asset net book value. If the net present value of future after tax operating cash flows is less than the net book value of the assets, an impairment charge will be recorded. Certain assumptions are made with regard to our operating profit growth rate, our weighted average cost of capital, our future effective tax rates and a discount rate. The second test is the same as the first except that the estimate of the net present value of the future after tax operating cash flows is reduced by 50%. Like the first test, if the reduced net present value of after tax operating cash flows is less than the net book value of the assets, an impairment charge will be recorded. We assumed an 18% weighted average cost of capital rate and an 18% discount rate for the impairment tests is fiscal 2004.

Annual tests or other future events could cause us to conclude that impairment indicators exist and that our goodwill is impaired. For example, if we had reason to believe that our recorded goodwill and intangible assets had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill or intangible assets that we believed is impaired. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. At September 30, 2004, our goodwill balance was $42.5 million and our other intangible asset balance was $5.9 million, net of accumulated intangible amortization.

Restructuring.    Our restructuring liability is principally comprised of the estimated excess lease and related costs associated with vacated office space and severance charges. We could incur additional restructuring charges or reverse prior charges accordingly in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. For example, we revised our current estimates as of December 31, 2003 for a particular property related to the acquisition of Frontstep. The estimates were revised as the remaining term of the lease was extinguished by a buy-out. Depending on the continued market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and the amount of sublease income and, as a result, incur additional charges or credits to our restructuring liability as appropriate. These charges or credits may affect our statement of operations. An example that could impact our earnings is as follows: If our excess lease space, related to our fiscal 2004 accrual, were to remain vacant for an additional six months, an additional restructuring charge of approximately $31,000 could be required. If the prevailing market sublease rates were to increase by 30% over our current estimate of sublease rental rates, a recovery of previously recorded restructuring charges of approximately $39,000 could also be required. Additionally, if we were to reoccupy an additional 25% of the space as a result of future events, a recovery of previously recorded restructuring charges of approximately $99,000 could be required.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the fiscal year ended September 30, 2004 that were applicable to our operations.

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

Our future success depends on a number of factors, many of which are unpredictable and beyond our control. Moreover, many of these factors are likely to cause our operating results, cash flows and liquidity to fluctuate significantly from quarter to quarter in the future. These factors include, among others:

•	the size and timing of our license transactions because our license revenue in any quarter depends on the number and size of orders booked and shipped to customers in that quarter;

•	the proportion of our revenue attributable to fees for licenses compared to fees for services;

•	the proportion of our revenue attributed to our short-term time based licenses versus perpetual licenses;

•	renewal rates for our annual license or support agreements;

•	the proportion of products we license that are developed by us versus those developed solely by a third party or by us in collaboration with a third party;

•	how much money we must spend to improve our business and expand our operations;

•	changes in the level of our operating expenses;

•	delays in the purchase of our products and services by our customers due to their capital expenditure limitations and the time they often require to authorize purchases of our products and services;

•	the demand for our products and services;

•	whether customers accept the new and enhanced products and services we offer;

•	how quickly we are able to develop or acquire new products and services that our customers require;

•	whether and how quickly alternative technologies, products and services introduced by our competitors gain market acceptance;

•	the timing of the introduction of new or enhanced products offered by our competitors or us;

•	relationships with our customers and business partners;

•	the competitive conditions in our industry;

•	whether we and our affiliates are able to hire and retain our personnel;

•	our management of fixed price contracts to deliver services;

•	our compliance with domestic and international tax regulations and treaties;

•	foreign exchange risk;

•	foreign trade agreements; and

•	prevailing conditions in the enterprise application marketplace and other general economic and political factors.

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

As part of our business strategy, we continually evaluate potential acquisitions of complementary technologies, products and businesses. In our pursuit of acquisitions, we may be unable to:

•	identify suitable acquisition candidates;

•	compete for acquisitions with other companies, many of which have substantially greater resources than we do;

•	obtain sufficient financing on acceptable terms to fund acquisitions;

•	complete the acquisitions on terms favorable to us;

•	integrate acquired technologies, products and businesses into our existing operations; and

•	profitably manage acquired technologies, products and businesses.

Acquisitions that we may undertake in the future involve a number of risks. Some of these risks are that:

•	technologies, products or businesses that we acquire may not perform as expected;

•	technologies, products or businesses that we acquire may not achieve levels of revenue, profitability or productivity comparable to our existing technologies, products and operations;

•	acquisitions may adversely affect our results of operations;

•	acquisitions may divert the attention of management and our resources;

•	we may experience difficulty in assimilating the acquired operations and personnel;

•	we may be unable to generate sufficient working capital to service any associated debt facility and continue operations;

•	we may experience difficulty in retaining, hiring and training key personnel; and

•	we may experience difficulty retaining customers of the acquired businesses.

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

We may receive notices claiming that we are infringing the proprietary rights of others. Third parties also could institute legal proceedings against us claiming that our current or future products infringe their proprietary rights. Alternatively, we may make claims or initiate litigation against others for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any claims against us, with or without merit, or claims by us against others could be time consuming and expensive to defend, prosecute or resolve. In addition, these claims could cause product shipment delays or force us to enter into royalty or license agreements to resolve the claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could:

•	subject us to significant liabilities, including indemnities for users of our products;

•	require us to allocate significant resources to develop non-infringing technology;

•	require disputed rights to be licensed from others; or

•	prohibit us from using specific marketing materials or products.

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

The market price of our common stock has fluctuated significantly in the past and will likely continue to fluctuate in the future. Various factors and events have caused this fluctuation and are likely to cause the fluctuations to continue. These factors include, among others:

•	developments related to our business combinations;

•	quarterly variations in our actual or anticipated operating results;

•	the depth and liquidity of the trading market for our common stock;

•	the growth rate of our revenue;

•	changes by securities analysts in estimates regarding us;

•	conditions in the enterprise software industry;

•	the condition of the stock market;

•	announcements by our competitors;

•	regulatory actions affecting us; and

•	general economic conditions.

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

Our products are generally used to manage data critical to large organizations. These organizations also share this critical data with others in their value chain using the Internet or other networks. There are many security risks inherent with making data available over a network and in sharing data with third parties, and our products are not designed to safeguard against all such risks. We occasionally deliver implementation and integration services to our customers. As a result, our development, sales, service and support of products may entail the risk of customer related claims. Our license and service agreements with customers typically contain provisions designed to limit our exposure to such claims. However, these provisions may not be effective under the laws of all jurisdictions. In addition, our liability insurance may not be sufficient in scope or amount to cover all claims if our contractual limitations on liability are ineffective. A successful claim brought against us could materially and adversely affect our business, financial condition and results of operations. In addition, defending such a suit, regardless of its merits, could require us to incur substantial expense and require the time and attention of key management personnel. This could also materially and adversely affect our business, financial condition and results of operations.

The unavailability of skilled personnel or our inability to attract and retain qualified personnel could hinder our ability to compete and grow.

Our future performance depends upon the continued service of a number of senior management and key technical personnel. The loss or interruption of the services of one or more key employees could have a material adverse effect on our business, financial condition and results of operations. We are currently seeking to attract a replacement for our Chief Financial Officer, who is resigning December 15, 2004. Our future financial results also will depend upon our ability to attract and retain highly skilled technical, managerial and marketing personnel. We do not currently maintain key-person life insurance on any of our key employees.

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

We market, sell and provide professional services for our products primarily through a global network of independent local affiliates. We also maintain a limited direct sales force. We rely on our affiliates for sales, product implementation, customization and, outside of North America, certain customer support services that are provided in conjunction with us. If we were unable to maintain effective long-term relationships with our affiliates or if our affiliates fail to meet our customers’ needs, our business, financial condition and results of operations would be adversely affected.

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

Anticipated growth organically or through acquisitions may strain our management and systems. Our future operating results depend in part on the ability of our key employees to manage the integration of acquired businesses, to continue implementing and improving our operational and financial controls, to expand, train and manage our employees effectively, and to successfully develop new products and enhancements to existing products. Our growth also depends on our ability to retain and attract new affiliates, and our affiliates’ ability to grow, to manage their growth and to implement our products in response to the projected demands of our customers. We cannot assure you that we or our affiliates will be able to successfully market and sell our new products or that either we or our affiliates will be able to successfully manage any future expansion. Our business, financial condition and results of operations would be materially and adversely affected if we or our affiliates are unable to effectively manage our growth.

We are subject to the risk of terrorism, including the resulting possible disruptions in business activities and loss of business.

Our business can be affected by the disruptions caused by terrorist activities. Terrorist acts can create disruptions in our ordinary business activities, including, but not limited to, communications, business travel, and the availability of key personnel and physical assets. Additionally, terrorist acts may cause uncertainty about business continuity and the effectiveness of our disaster recovery plans and the disaster recovery plans of our suppliers and trading partners, and may adversely affect the confidence and behavior of our customers, employees, suppliers, and trading partners.

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

Sales of a substantial number of shares of our common stock, or the prospect of these sales, could adversely affect the market price of our common stock. These sales or the prospect of these sales also could impair our ability to raise needed funds in the capital markets at a time and price favorable to us. As of December 1, 2004, we had a total of 25,758,801 shares of common stock outstanding, most of which are freely tradable without restriction under the Securities Act of 1933, as amended. The remaining outstanding shares will be eligible for sale in the public market at various times pursuant to Rule 144 under the Securities Act.

As of December 1, 2004, we had options outstanding under our stock option plans for the purchase of a total of 4,562,974 shares of common stock at a weighted average exercise price of $9.51 per share. We have reserved an additional 1,592,752 shares of common stock that we may issue upon the exercise of options granted in the future under our plans. We also have reserved 183,360 shares of common stock that we may issue under our employee stock purchase plan. We have in effect a registration statement under the Securities Act covering our issuance of shares upon the exercise of these outstanding options and our issuance of shares under our employee stock purchase plan. All of these shares will be freely tradable in the public market, except for shares held by our directors, officers and principal shareholders, which will be eligible for public sale at various times pursuant to Rule 144.

Entities affiliated with Foothill Capital Corporation have 134,270 shares of common stock that are issuable upon the exercise of warrants that are exercisable at a price of $7.81 per share. The 134,270 shares of common stock underlying the warrants held by entities affiliated with Foothill Capital Corporation will be eligible for sale in the public market at any future time or times permitted by Rule 144.

Our internal control systems may not be effective, and we may not discover problems in a timely manner.

We continue to take action to comply with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will effectively prevent errors or fraud. In addition, any errors or fraud that do occur may not be discovered in a timely manner because of limitations in the controls.

The design of internal controls and disclosure controls are limited by the ability of the people creating them as well as the availability of cash and other resources needed in the design process. In addition, controls may not be implemented effectively and will be subject to possible management manipulation. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. The failure of our internal controls and disclosure controls could result in: 1) management not receiving necessary information to make decisions, 2) fraud, 3) loss of confidence in our reported financial information, and 4) sanctions from governmental and regulatory authorities. Any misstatement or fraud, and the disclosure of such event, could cause a material decline in the market price of our stock or have a material adverse effect on our results.

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

Interest Rate Sensitivity

In fiscal 2004, we borrowed $1.5 million against the revolving credit facility for use in operations. Also in fiscal 2004, we repaid the entire $15.0 million outstanding on the term loan portion of the credit facility and the entire $5.5 million outstanding on the revolving credit portion of credit facility. At the end of fiscal 2004, we had no outstanding borrowings against the revolving credit facility.

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

From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations and cash flows. We incurred net foreign currency losses of $194,000 in fiscal 2002, net foreign currency gains of $510,000 in fiscal 2003 and net foreign currency losses of $291,000 in fiscal 2004 mostly due to transactions within EMEA. We had no open forward exchange contracts or options or other trading financial instruments with foreign exchange risk at September 30, 2002, 2003 or 2004. At September 30, 2004, we had the following non-trading other financial instruments denominated in currencies other than the U.S. dollar (in thousands of U.S. dollars):

Cash and cash equivalents	$4,536
Trade accounts receivable(a)	$13,492
Trade accounts payable	$3,805

(a)	Approximately $10.3 million of this amount is denominated in euros, pounds sterling or yen. As of December 1, 2004, the equivalent U.S. dollar value was $11.0 million.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, inflation through increased costs of employee compensation and other operating expenses have affected us. To the extent permitted by the market for our products and services, we attempt to recover increases in costs by periodically increasing prices. Additionally, most of our license agreements and services agreements provide for annual increases in charges.

Item 8.    Financial Statements and Supplementary Data

The following is a list of our consolidated financial statements and supplemental financial information appearing in this Item 8:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of MAPICS, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of MAPICS, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Atlanta, Georgia

December 10, 2004

MAPICS, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$21,360	$26,407
Accounts receivable, net of allowances of $4,656 in 2003 and $3,111 in 2004	40,745	36,275
Prepaid expenses and other current assets	5,291	4,189
Deferred royalties	7,596	8,593
Deferred commissions	7,077	7,166
Deferred income taxes, net	8,061	3,364

Total current assets	90,130	85,994
Property and equipment, net	5,951	4,531
Computer software costs, net	29,231	29,307
Other intangible assets, net	7,742	5,917
Goodwill	41,966	42,492
Non-current deferred income taxes, net	15,517	15,318
Other non-current assets, net	2,384	765

Total assets	$192,921	$184,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,500	$—
Accounts payable	10,073	6,707
Accrued expenses and other current liabilities	31,626	27,490
Restructuring reserve, current	4,272	1,808
Deferred license revenue	16,578	16,199
Deferred services revenue	58,751	60,875

Total current liabilities	130,800	113,079
Long-term debt	9,500	—
Restructuring reserve, non-current	2,017	1,899
Other non-current liabilities	954	575

Total liabilities	143,271	115,553

Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $1.00 par value; 1,000 shares authorized
Series D convertible preferred stock, 125 shares issued and outstanding (liquidation preference of $9,420) at September 30, 2003; no shares issued or outstanding at September 30, 2004	125	—
Series E convertible preferred stock, 50 shares issued and outstanding (liquidation preference of $3,768) at September 30, 2003; no shares issued or outstanding at September 30, 2004	50	—
Common stock, $0.01 par value; 90,000 shares authorized, 24,652 issued and 22,956 shares outstanding in 2003, 26,152 issued and 25,605 shares outstanding in 2004	247	262
Additional paid-in capital	94,384	93,295
Accumulated deficit	(29,182)	(18,497)
Restricted stock compensation	(2,075)	(1,119)
Accumulated other comprehensive loss	(345)	(520)
Treasury stock-at cost 1,696 shares in 2003 and 547 shares in 2004	(13,554)	(4,650)

Total shareholders’ equity	49,650	68,771

Total liabilities and shareholders’ equity	$192,921	$184,324

The accompanying notes are an integral part of these consolidated financial statements.

MAPICS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2002	2003	2004
Revenue:
License	$40,207	$44,461	$46,218
Support services	79,384	101,493	108,970
Implementation and consulting services	8,708	15,378	17,611

Total revenue	128,299	161,332	172,799

Operating expenses:
Cost of license revenue	14,647	17,746	18,015
Cost of support services revenue	21,393	30,005	32,840
Cost of implementation and consulting services revenue	11,043	19,410	20,323
Selling and marketing	35,092	51,973	45,787
Product development	15,331	16,519	14,820
General and administrative	12,447	19,934	20,740
Acquisition costs	(1,000)	—	—
Restructuring costs	4,707	1,787	2,610

Total operating expenses	113,660	157,374	155,135

Income from operations	14,639	3,958	17,664
Interest income	519	240	186
Interest expense	(1,119)	(816)	(936)

Income before income tax expense (benefit) and extraordinary item	14,039	3,382	16,914
Income tax expense (benefit)	(20)	(465)	6,229

Income before extraordinary item	14,059	3,847	10,685
Extraordinary loss on early extinguishment of debt, net of income tax benefit of $173	(318)	—	—

Net income	$13,741	$3,847	$10,685

Net income per common share (basic):
Income before extraordinary item	$0.77	$0.18	$0.45
Extraordinary loss on early extinguishment of debt, net of income tax benefit	(0.02)	—	—

Net income per common share (basic)	$0.75	$0.18	$0.45

Net income per common share (diluted):
Income before extraordinary item	$0.69	$0.17	$0.41
Extraordinary loss on early extinguishment of debt, net of income tax benefit	(0.02)	—	—

Net income per share common share (diluted)	$0.67	$0.17	$0.41

Weighted average number of common shares outstanding (basic)	18,355	21,057	23,872

Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,520	23,229	25,965

The accompanying notes are an integral part of these consolidated financial statements.

MAPICS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Series D and E Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Restricted Stock Compensation	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Par Value	Shares	Par Value					Shares	Cost
Balance as of September 30, 2001	175	$175	20,370	$204	$62,923	$(46,770)	$(709)	$(189)	2,063	$(15,391)	$243

Stock options exercised					(17)				(43)	190	173
Employee stock purchases					19				(80)	390	409
Stock and options issued to non-employees					61				(8)	41	102
Tax benefit associated with exercise of stock options and stock awards					137						137
Issuance of restricted stock					6		(23)		(4)	17
Compensation payable in common stock							428		43	(346)	(82)
Treasury stock acquired									9	(54)	(54)

Subtotal	175	175	20,370	204	63,129	(46,770)	(304)	(189)	1,980	(15,153)	1,092

Net Income						13,741					13,741
Other comprehensive income, net of income taxes:
Foreign currency translation								65			65
Interest rate hedge								62			62

Comprehensive income						13,741		127			13,868

Balance as of September 30, 2002	175	$175	20,370	$204	$63,129	$(33,029)	$(304)	$(62)	1,980	$(15,153)	$14,960

Business acquisitions payable in common stock			4,282	43	30,375						30,418
Employee stock purchases					15				(40)	180	195
Tax benefit associated with exercise of stock options and stock awards					22						22
Stock options exercised					(16)				(22)	116	100
Issuance of restricted stock					767		(2,139)		(230)	1,372	—
Compensation payable in common stock					92		368		6	(60)	400
Treasury stock acquired									2	(9)	(9)

Subtotal	175	175	24,652	247	94,384	(33,029)	(2,075)	(62)	1,696	(13,554)	46,086

Net Income						3,847					3,847
Other comprehensive income, net of income taxes:
Foreign currency translation								(283)			(283)

Comprehensive income						3,847		(283)			3,564

Balance as of September 30, 2003	175	$175	24,652	$247	$94,384	$(29,182)	$(2,075)	$(345)	1,696	$(13,554)	$49,650

Preferred Stock Conversion	(175)	(175)	1,500	15	(2,087)				(250)	2,247	—
Employee stock purchases					12				(79)	550	562
Tax benefit associated with exercise of stock options and stock awards					1,266						1,266
Stock options exercised					(395)				(895)	6,803	6,408
Issuance and forfeiture of restricted stock							199		48	(472)	(273)
Compensation payable in common stock					115		757		(6)	33	905
Treasury stock acquired									33	(257)	(257)

Subtotal	—	—	26,152	262	93,295	(29,182)	(1,119)	(345)	547	(4,650)	58,261

Net Income						10,685					10,685
Other comprehensive income, net of income taxes:
Foreign currency translation								(175)			(175)

Comprehensive income						10,685		(175)			10,510

Balance as of September 30, 2004	—	$—	26,152	$262	$93,295	$(18,497)	$(1,119)	$(520)	547	$(4,650)	$68,771

The accompanying notes are an integral part of these consolidated financial statements.

MAPICS, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended September 30,
	2002	2003	2004
Cash flows from operating activities:
Net income	$13,741	$3,847	$10,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,283	2,871	2,601
Amortization of computer software costs	6,546	7,626	10,239
Amortization of intangible assets	760	1,383	1,786
Amortization of debt issue costs	378	209	460
Loss on early extinguishment of debt	491	—	—
Provision for bad debts	1,100	2,283	2,524
Deferred income taxes	1,792	1,100	5,999
Settlement of pre-acquisition contingency	(1,000)	—	—
Other non-cash items, net	307	575	580
Changes in operating assets and liabilities excluding the effects of acquisitions:
Accounts receivable	7,884	(42)	2,114
Deferred royalties	(89)	2,343	(955)
Deferred commissions	387	1,745	(38)
Prepaid expenses and other current assets	946	(1,203)	1,173
Other non-current assets	(1,704)	603	1,189
Accounts payable	435	(984)	(3,521)
Accrued expenses and other current liabilities	(4,536)	(2,586)	(5,363)
Restructuring reserve, current and non-current	3,165	(4,104)	(1,670)
Deferred license revenue	(3,231)	(2,315)	(477)
Deferred services revenue	563	(1,167)	1,712
Other non-current liabilities	792	(590)	(353)

Net cash provided by operating activities	31,010	11,594	28,685

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,946)	—
Purchases of property and equipment	(1,436)	(2,016)	(1,183)
Additions to computer software costs	(5,660)	(7,568)	(10,295)

Net cash used for investing activities	(7,096)	(12,530)	(11,478)

Cash flows from financing activities:
Proceeds from term loan	—	15,000	—
Principal repayments of long-term debt	(18,662)	—	(15,000)
Principal repayments of acquired debt	—	(20,057)	—
Payment of debt issuance costs	(196)	(756)	(34)
Proceeds from stock options exercised	173	100	6,434
Proceeds from employee stock purchases	409	195	562
Proceeds from revolving credit facility	8,428	6,700	1,500
Principal repayments of revolving credit facility	(8,428)	(2,700)	(5,500)
Acquisitions of treasury stock	(54)	(9)	(257)

Net cash used for financing activities	(18,330)	(1,527)	(12,295)

Effect of exchange rate changes on cash	—	162	135

Net increase (decrease) in cash and cash equivalents	5,584	(2,301)	5,047
Cash and cash equivalents at beginning of year	18,077	23,661	21,360

Cash and cash equivalents at end of year	$23,661	$21,360	$26,407

The accompanying notes are an integral part of these consolidated financial statements.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Our Business

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

2.    Significant Accounting Policies

Basis of Presentation

The balance sheets as of September 30, 2003 and 2004 and the statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended September 30, 2004 are consolidated and consist solely of the separate financial statements of MAPICS and our subsidiaries. The results of operations of our acquisitions have been included beginning on the date that each company became owned by MAPICS. We eliminated all significant intercompany accounts and transactions in consolidation.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments and Concentrations of Credit Risk

At September 30, 2004, we held substantially all of our cash with three financial institutions. At September 30, 2003, we held substantially all of our cash and cash equivalents on deposit with two financial institutions. We believe that the carrying amount of cash equivalents is a reasonable estimate of their fair value. As of September 30, 2003 and 2004, our cash and cash equivalents denominated in foreign currencies were $1.8 million and $4.5 million.

In addition to cash and cash equivalents, trade accounts receivable is the only financial instrument that potentially exposes us to concentrations of credit risk. We provide credit in the normal course of business to various types and sizes of manufacturers located throughout the world. As a result, we believe that concentration of credit risk with respect to trade accounts receivable is not significant.

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

Additionally, in fiscal 2000 as part of the acquisition of Pivotpoint, Inc. (Pivotpoint) and in fiscal 2003 as part of the acquisition of Frontstep, Inc. (Frontstep), we allocated a portion of the purchase price of both acquisitions to acquired technology. We have included the acquired technology in computer software costs and are amortizing it over a five-year period from the date of acquisition.

We performed a net realizable value test for all of our product lines at the end of fiscal 2003 and fiscal 2004 and found our future support services revenue to be sufficient to cover the remaining net book value of the related assets. We are amortizing the MAPICS ERP for iSeries and MAPICS Syteline ERP products over a five-year life. However, software is subject to rapid technological obsolescence, and, as a result, future amortization

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods for computer software costs could be shortened due to changes in technology in the future. Based on the then current technology and market trends of our products, during fiscal 2004 we prospectively changed the estimated remaining economic lives to three years from five years for certain product offerings that no longer generate significant license revenue.

We include amortization of computer software costs in cost of license revenue in the statement of operations. Amortization of computer software costs was $6.5 million, $7.6 million and $10.2 million in fiscal 2002, fiscal 2003, and fiscal 2004. Amortization of computer software costs for fiscal 2004 included $2.3 million for the prospective adjustment of the amortization lives from five years to three years.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets resulted primarily from our acquisitions of Frontstep in February 2003, Pivotpoint in January 2000 and of the MAPICS business in 1993. Under Statements of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”, we discontinued periodic amortization of goodwill. We calculate amortization of intangible assets, which is included in cost of license revenue, using the straight-line method over the estimated lives of the intangible assets as follows:

Installed customer base and affiliate network	7-15 years
Maintenance contracts	5 years
Tradenames and trademarks	5-10 years

We perform an impairment analysis of our goodwill on an annual basis or when a triggering event should occur. We perform two tests to determine the potential of impairment. In the first test we estimate the present value of future operating after tax cash flows based upon a five-year projection of our after tax operating profits. The net present value provided by this calculation is then compared to the goodwill and intangible asset net book value. If the net present value of future after tax operating cash flows is less than the net book value of the assets, an impairment charge will be recorded. Certain assumptions are made with regard to our operating profit growth rate, our weighted average cost of capital, our future effective tax rates and a discount rate. The second test is the same as the first except that the estimate of the net present value of the future after tax operating cash flows is reduced by 50%. Like the first test, if the reduced net present value of after tax operating cash flows is less than the net book value of the assets, an impairment charge will be recorded. We assumed an 18% weighted average cost of capital rate and an 18% discount rate for the impairment tests is fiscal 2004. Based upon our reviews in fiscal 2002, fiscal 2003 and fiscal 2004, we have not deemed our goodwill to be impaired.

Debt Issuance Costs

We defer direct costs, including bank origination and amendment fees and legal fees, incurred in obtaining credit facilities and amortize such costs over the expected life of the related facility. In fiscal 2002, we incurred $64,000 in debt issuance costs related to our then existing bank credit facility. In fiscal 2002, in conjunction with the then existing revolving credit facility, we capitalized an additional $132,000 of debt issue costs, which were fully amortized during fiscal 2003 upon termination of the facility. In fiscal 2003 and fiscal 2004, we capitalized $756,000 and $34,000 in conjunction with our new bank credit facility. With the repayment of the term loan portion of our bank credit facility in fiscal 2004, we expensed $209,000 of capitalized debt issuance costs associated with the term loan. The remaining capitalized debt issuance costs associated with the revolving credit facility are being amortized over the remaining life of the revolving credit portion of our bank credit facility, which matures on December 31, 2005.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. As required by SFAS No. 144, we periodically assess the recoverability of the cost of our long-lived assets and other intangible assets. We base this fair value assessment on several criteria, including but not limited to sales trends, undiscounted operating cash flows and other operating factors. If the undiscounted cash flows are below the carrying value of the assets recorded, we recognize impairment in the amount the carrying value exceeds estimated fair value. See note (8) for further discussion on impairment of long-lived assets.

Foreign Currency

The financial position and results of operations for a majority of our foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated into the reporting currency (U.S. dollars) at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the period are translated at the average exchange rate in effect during the period. Translation gains and losses are accumulated and reported as a separate component of stockholders’ equity. We incurred net foreign currency transaction losses of $194,000 and $291,000 in fiscal 2002 and fiscal 2004, and net foreign currency transaction gains of $510,000 in 2003, mostly related to transactions within Europe, the Middle East and Africa (EMEA). We have not entered into any foreign currency hedging contracts during any of the periods presented.

Revenue Recognition

We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position (SOP) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions,’ “ Staff Accounting Bulletin (SAB) 104, “Revenue Recognition in Financial Statements,” and American Institute of Certified Public Accountants (AICPA) Technical Practice Aid (TPA) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) delivery of the software to the customer or to a location designated by the customer;

(3) fees are fixed or determinable; and

(4) determination that collection of the related receivable is probable.

The annual support fee, which is typically paid in advance, entitles the customer to receive twelve months of support services, as available. We record these annual support fees as support services revenue and recognize this revenue ratably over the term of the agreement.

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

A small percentage of our contracts have limited express warranties that cover a period of up to three years. These contracts relate to the SyteLine® product acquired in the acquisition of Frontstep. We did not provide this specific type of warranty in fiscal 2004 and we do not plan to provide this specific type of warranty in the future.

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

Commission Expense

We defer sales commissions due to our affiliates and our direct sales force on sales of time-based iSeries licenses and amortize these costs ratably over the same period as the revenue is recorded. For perpetual licenses, we expense commissions in the period the sale is completed and the license revenue is recorded. We include the costs of these commissions in selling and marketing expense. We generally pay the commissions to our affiliates when we receive payment from our customers for the license fee.

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

Advertising Expense

We expense advertising costs as they are incurred. Advertising expenses in fiscal 2002, fiscal 2003, and fiscal 2004 were $1.4 million, $949,000 and $446,000, respectively.

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

Pro Forma Information

We apply Accounting Principles Board, or APB, Opinion No. 25 and related interpretations in accounting for our stock option plans and employee stock purchase plan and have adopted the disclosure-only provisions of SFAS No. 123. In general, we have not recognized compensation expense for stock options granted to our directors, officers or employees under our stock-based compensation plans. If we did recognize compensation cost for stock options issued to our directors, officers and employees as prescribed in SFAS No. 123, we would have reduced or increased our net income (loss), net income (loss) per common share (basic) and net income (loss) per common share (diluted) as follows (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2002	2003	2004
Net income	$13,741	$3,847	$10,685
Pro forma effect of SFAS No. 123	(4,071)	(4,542)	(3,721)

Pro forma net income (loss)	$9,670	$(695)	$6,964

Basic net income per common share	$0.75	$0.18	$0.45
Pro forma effect of SFAS No. 123	(0.22)	(0.21)	(0.16)

Pro forma basic net income (loss) per common share	$0.53	$(0.03)	$0.29

Diluted net income per common share	$0.67	$0.17	$0.41
Pro forma effect of SFAS No. 123	(0.20)	(0.20)	(0.14)

Pro forma diluted net income (loss) per common share	$0.47	$(0.03)	$0.27

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimated the fair value of the options granted under the stock option plans at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended September 30,
	2002	2003	2004
Weighted average grant date fair value of options	$4.42	$3.95	$5.45
Dividend yield	0%	0%	0%
Expected average volatility	71%	71%	58%
Risk-free interest rate	4.49%	2.76%	3.84%
Expected life of options	5 years	5 years	5 years

We estimated the fair value of the look-back options granted under the 2000 ESPP at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended September 30,
	2002	2003	2004
Weighted average grant date fair value of options	$1.62	$1.12	$1.66
Dividend yield	0%	0%	0%
Expected average volatility	49%	49%	48%
Risk-free interest rate	2.73%	1.56%	1.34%
Expected life of options	6 months	9 months	6 months

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

The weighted average number of common shares and common equivalent shares outstanding that we used to calculate diluted net income (loss) per share includes:

•	the weighted average number of common shares outstanding; plus

•	the weighted average number of common equivalent shares from the assumed conversion of preferred stock and the assumed exercise of dilutive stock options, unvested restricted common stock, common stock warrants, and contingently issuable stock.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculations of basic and diluted net income (loss) per common share or common share equivalent (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2002	2003	2004
Basic net income per common share:
Net income	$13,741	$3,847	$10,685

Weighted average common shares outstanding	18,355	21,057	23,872

Basic net income per common share	$0.75	$0.18	$0.45

Diluted net income per common share and common share equivalent:
Net income	$13,741	$3,847	$10,685

Weighted average common shares outstanding	18,355	21,057	23,872
Common share equivalents:
Convertible preferred stock*	1,750	1,750	1,073
Common stock options, unvested restricted stock and common stock warrants	289	422	1,020
Contingently issuable stock	126	—	—

Weighted average common shares and common equivalent shares outstanding	20,520	23,229	25,965

Diluted net income (loss) per common share or common share equivalent	$0.67	$0.17	$0.41

*	As of September 30, 2004 there were no preferred shares outstanding. 25,000 preferred shares were converted into 250,000 shares of common stock in October 2004 and the remaining 150,000 preferred shares were converted into 1.5 million shares of common stock in June 2004.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires us to present comprehensive income, which is net income plus all other changes in net assets from non-owner sources, and its components in the financial statements. Components of comprehensive income other than net income include the effect of our interest rate hedge and foreign currency translation adjustments. Comprehensive income is presented as a component of equity on our consolidated statement of shareholders’ equity.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Acquisitions

Acquisition of Frontstep, Inc.

On February 18, 2003, we acquired Frontstep, a business software and services provider for mid-sized manufacturing companies headquartered in Columbus, Ohio. The combined company markets offerings from both companies under the MAPICS® brand. The combined company is leveraging MAPICS success on the IBM platform and Frontstep’s investment in delivering SyteLine 7 on Microsoft.NET while sustaining active product development for each. In addition, we believe the combined company is benefiting from a more balanced sales strategy, with both larger direct and affiliate channels serving the global manufacturing market.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the terms of the merger agreement, shareholders of Frontstep received, in the aggregate, 4.2 million shares of MAPICS common stock in exchange for all of the outstanding Frontstep shares. We assumed Frontstep’s outstanding debt of $20.1 million as well as certain outstanding stock options and a warrant. We accounted for the acquisition as a purchase under the guidance of SFAS No. 141, “Business Combinations.” Accordingly, the results of operations of Frontstep for the period from February 18, 2003 are included in the consolidated financial statements.

We allocated the total purchase price to the net tangible assets and intangible assets acquired based on our estimates of fair value at the date of acquisition. The allocation of the total purchase price to the acquired technology and other intangible assets, including tradenames and maintenance contracts, was based on management’s best estimate, which included a consultation and review with a third party appraiser. We allocated the $38.8 million balance of the total purchase price to goodwill.

The calculation of the total purchase price was as follows (in thousands):

Equity value of shares issued	$29,677
Fair value of vested options	951
Fair value of warrant	490
Direct transaction costs	2,347

Total purchase price	$33,465

The equity value of the shares issued was calculated based on an average price of $7.07 per share, which was derived by using the average of the price of MAPICS common stock for the five business days surrounding the date of measurement, November 24, 2002, in accordance with Emerging Issues Task Force (EITF) Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”. The date of measurement reflects the date the merger was announced. Direct transaction costs include our fees paid or accrued for professional services performed in connection with the acquisition of Frontstep.

The purchase price includes the fair value of all vested options under the Frontstep options plans. All outstanding options, and all options remaining to be granted, under Frontstep’s option plans were converted into MAPICS options using the same conversion ratio that was used for the exchange of Frontstep stock. We registered 542,258 shares of our common stock for these plans as follows: 238,974 shares to be issued under the Frontstep Amended and Restated Non-Qualified Stock Option Plan for Key Employees, 182,945 shares to be issued under the Frontstep Second Amended and Restated 1999 Non-Qualified Stock Option Plan for Key Employees, and 120,339 shares to be issued under the Symix Non-Qualified Stock Options Plan for Key Executives. Substantially all of the shares under these plans are fully vested, and the options expire on the original expiration date or 90 days after the employee is no longer employed by us. Upon surrender of the options, they are no longer available for reissuance.

Additionally, the purchase price includes the estimated fair value of a stock warrant, which was issued on February 18, 2003. The warrant can be converted into 134,270 shares of common stock at a price of $7.81 and expires on July 17, 2006.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following allocation of the total purchase price reflects the fair value of the assets acquired and liabilities assumed (in thousands):

Amount
Cash and cash equivalents	$59
Accounts receivable, net	17,247
Deferred royalties	2,358
Prepaid expenses and other current assets	960
Property and equipment	3,336
Computer software costs	12,550
Goodwill(1)	38,803
Other intangible assets(2)	5,756
Other non-current assets	679
Deferred income taxes, net	14,409
Current portion of long-term debt	(8,545)
Accounts payable	(7,719)
Accrued expenses and other current liabilities	(10,703)
Restructuring reserve and exit costs, current(3)	(5,136)
Deferred revenue	(18,949)
Long-term debt	(11,512)
Restructuring reserve and exit costs, non-current(3)	(128)

Total purchase price	$33,465

(1)	None of the goodwill is deductible for income tax purposes.
(2)	Includes $0.9 million and $4.8 million for tradenames and maintenance contracts. Both intangible assets are subject to amortization over a weighted average useful life of five years.
(3)	Includes $5.3 million of restructuring liabilities related to real estate costs and severance incurred in connection with the acquisition, which is accounted for pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

Pro Forma Information (Unaudited)

The following unaudited pro forma information presents our results of operations as if the acquisition had taken place on October 1, 2001 for fiscal 2002 and October 1, 2002 for fiscal 2003 (Unaudited, in thousands, except per share data):

	Fiscal Years Ended September 30,
	2002	2003
Total revenue	$158,304	$185,421
Income (loss) before extraordinary item	4,096	(13,855)
Net income (loss)	3,778	(13,855)
Net income (loss) per common share (basic)	$0.17	$(0.61)
Net income (loss) per common share (diluted)	$0.15	$(0.56)
Weighted average number of common shares outstanding (basic)	22,555	21,057
Weighted average number of common shares outstanding (diluted)	24,720	21,057

These pro forma results of operations include adjustments to the historical financial statements of the combined companies and have been prepared for comparative purposes only. These pro forma results do not

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated or which may result in the future.

Other Acquisitions

In March 2000, we acquired a software education business. In exchange for the business, we issued 106,668 shares of restricted MAPICS common stock to the former owners of the business. Under the purchase agreement, if, on March 1, 2003, the price per share of our common stock was less than $18.75, we were required to pay additional consideration, in the form of shares or cash, equal to the difference between $18.75 and the quoted market price multiplied by the number of shares issued to the former owners that they still held on March 1, 2003. On February 28, 2003, our stock closed at $6.90 per share. As a result, we issued an additional 81,774 shares of common stock and paid cash of $700,000 as additional consideration under the purchase agreement. In accordance with generally accepted accounting principles, we decreased additional paid-in capital by $1.3 million to account for the value of the additional consideration.

4.    Acquisition Costs and Restructuring Costs

Acquisition Costs

Acquisition costs were $1.0 million in fiscal 2002. We recorded no acquisition costs in fiscal 2003 or fiscal 2004. Costs relating to the acquisition of Frontstep in fiscal 2003 were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and are discussed in the Restructuring Costs section herein.

In connection with the purchase of Pivotpoint in fiscal 2000, a portion of the cash proceeds was put into escrow to cover any breach of representations or warranties contained in the purchase agreement or any additional undisclosed post-closing liabilities. In December 2000, we presented a claim against the escrow for the release of funds to cover certain liabilities not disclosed in the closing balance sheet. During the allocation period, we did not adjust the purchase price to reflect these escrow refund claims because the ultimate recovery of any escrow funds was neither probable nor could the amount to be recovered be reasonably estimated. During fiscal 2002, we entered into a settlement agreement with the sellers regarding the amount of the claim and we received approximately $1.3 million in cash for the settlement. Pursuant to SFAS No. 141, “Business Combinations,” $1.0 million of the settlement was related to pre-acquisition contingencies other than income taxes and is included as a reduction to acquisition costs in the consolidated statement of operations for fiscal 2002.

Of the remaining $300,000 of the settlement, $204,000 related to pre-acquisition tax liabilities from the former shareholders of Pivotpoint. We recorded this portion of the settlement as a reduction of outstanding tax liabilities as of September 30, 2002 from the original purchase accounting allocation. We recorded the remaining $50,000 of the settlement as a liability for expenses incurred in relation to the settlement.

Restructuring Costs

We recorded restructuring costs of $4.7 million in fiscal 2002 resulting from a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. During fiscal 2003, we recorded exit costs of $8.0 million relating to the Frontstep acquisition, of which $6.2 million was included in the cost of the acquisition and recorded in the purchase price allocation. We recorded the remaining $1.8 million in exit costs as restructuring costs in our statement of operations. During fiscal 2004, we recorded exit costs of $2.6 million primarily related to a work force reduction in our North America and EMEA regions, which were included in restructuring costs on our statement of operations.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The restructuring costs of $4.7 million during fiscal 2002, referred to in the previous paragraph, principally were due to staff and facility reductions resulting from the five-year agreement with the offshore information technology services company to perform a variety of our ongoing product development activities. This outsourcing of product development activities was a contributing factor in a planned reduction of our worldwide workforce by approximately 12% during fiscal 2002. The restructuring charge of $4.7 million during fiscal 2002 included $3.7 million related to the abandonment of excess office space and $1.0 million related to employee severance and related costs for approximately 65 employees, primarily product development and support personnel. During fiscal 2003, we adjusted our previously recorded liability by $276,000 in order to reclaim office space that was previously abandoned.

The total exit cost of $6.2 million during fiscal 2003 that was included in the Frontstep purchase price allocation consisted of $3.3 million in abandonment of office space and related costs and $2.4 million in employee severance and related costs for approximately 85 employees from all areas of Frontstep. Additionally, exit costs included obligations remaining pursuant to a $450,000 consulting agreement that was subsequently terminated on February 21, 2003. We accounted for these costs in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These are acquisition costs for which the combined company will receive no future economic benefit. In fiscal 2004, we recorded an adjustment of $0.9 million to our purchase price allocation related to a terminated lease agreement for which we had previously recorded an accrual for the vacated space.

We accounted for the remaining $1.8 million of exit costs during fiscal 2003 in restructuring costs in our statement of operations under the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that were initiated after December 31, 2002. These costs included $2.1 million in employee severance and related costs for approximately 90 employees from all areas of MAPICS and a recovery of $276,000 of a previous accrual as discussed above. Restructuring activities for comparative periods prior to the effective date of SFAS No. 146 have been accounted for in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

The $2.6 million in exit costs that we recorded in fiscal 2004 primarily related to employee severance and related costs for approximately 70 employees from all areas in our North America and EMEA regions, The $2.6 million in exit costs were included in restructuring costs on our statement of operations and accounted for under the provisions of SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” The work force reduction during fiscal 2004 was done primarily to reduce costs.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The major components of the restructuring and exit cost reserve at September 30, 2003 and 2004 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Other	Total
Fiscal 2002 Restructuring Activities
Balance at September 30, 2003	$2,789	$—	$—	$2,789
Less: cash payments	(515)	—	—	(515)

Balance at September 30, 2004—fiscal 2002 activities	$2,274	$—	—	$2,274

Fiscal 2003 Restructuring Activities
Balance at September 30, 2003	$2,004	$427	$188	$2,619
Included in purchase price of Frontstep:
Exit costs	(1,030)	—	—	(1,030)
Less: cash payments	(671)	(329)	(188)	(1,188)
Less: fixed asset write-down	(37)	—	—	(37)

Balance at September 30, 2004	266	98	—	364

Balance at September 30, 2003	—	881	—	881
Included in restructuring costs:
Exit costs	—	11	—	11
Less: cash payments	—	(892)	—	(892)

Balance at September 30, 2004	—	—	—	—

Balance at September 30, 2004—fiscal 2003 activities	$266	$98	$—	$364

Fiscal 2004 Restructuring Activities
Balance at September 30, 2003	$—	$—	$—	$—
Exit costs	64	2,646	—	2,710
Less: cash payments	—	(1,577)	—	(1,577)
Less: fixed asset write-down	(64)	—	—	(64)

Balance at September 30, 2004—fiscal 2004 activities	$—	$1,069	—	$1,069

Total restructuring reserve at September 30, 2004	$2,540	$1,167	$—	$3,707

We expect future cash expenditures related to these restructuring activities to be approximately $3.7 million. We expect to pay approximately $1.8 million during fiscal 2005, and we therefore have included this amount in current liabilities. The remaining $1.9 million is expected to be paid by fiscal 2007.

As shown in the table above, our restructuring and exit cost reserve at September 30, 2004 is principally comprised of the estimated excess lease and related costs associated with vacated office space. We could incur additional restructuring charges or reverse prior restructuring charges in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Depending on market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring and exit costs reserve as appropriate.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Allowance for Doubtful Accounts

The following is a summary of the activity in the allowance for doubtful accounts during the last three fiscal years (in thousands):

	Beginning of Year Balance	Provision for Bad Debts	Write-Offs	Acquired Allowance	Other	End of Year Balance
Fiscal 2002	$3,456	$1,100	$(2,822)	$—	$—	$1,734
Fiscal 2003	1,734	2,283	(4,229)	4,190	678	4,656
Fiscal 2004	4,656	2,524	(5,172)	—	1,103	3,111

The acquired allowance in fiscal 2003 relates to the allowance for doubtful accounts that were part of the accounts receivable acquired in the Frontstep acquisition. Other allowance for doubtful accounts in fiscal 2003 and fiscal 2004 relates to an allowance reserve against deferred maintenance revenue billings.

We establish reserves for customer receivable balances when we believe it is probable that we will not collect those receivables. We include the related provision for bad debts in general and administrative expenses.

6.    Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,
	2003	2004
Furniture and fixtures	$1,846	$1,855
Computer equipment	14,980	16,003
Leasehold improvements	1,091	1,203

	17,917	19,061
Accumulated depreciation and amortization	(11,966)	(14,530)

Total net book value	$5,951	$4,531

During fiscal 2003 and fiscal 2004, we disposed of some of our computer equipment, furniture and fixtures and leasehold improvements. In fiscal 2003, the assets we disposed of had a book value of $163,000, which we recorded as a loss.

7.    Computer Software Costs

Computer software costs consist of the following (in thousands):

	Fiscal Years Ended September 30,
	2003	2004
Computer software development costs	$59,253	$67,615
Accumulated amortization	(31,274)	(40,371)

Net book value	27,979	27,244

Computer software translation costs	20,315	22,088
Accumulated amortization	(19,188)	(20,232)

Net book value	1,127	1,856

Purchased software costs	1,557	1,737
Accumulated amortization	(1,432)	(1,530)

Net book value	125	207

Computers software costs, net	$29,231	$29,307

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Goodwill and Other Intangible Assets

Changes in Goodwill for the Fiscal Years Ended September 30, 2003 and 2004:

On February 18, 2003 we completed the acquisition of Frontstep. We allocated the total purchase price to the net tangible assets acquired based on our estimate of fair value at the date of the acquisition. The allocation of the total purchase price to tradenames, maintenance contracts and acquired technology was based on management’s best estimate which included a consultation and review with a third party appraisal. We allocated the $38.8 million balance of the total purchase price to goodwill. See note (3) for further details on the acquisition.

Changes in Goodwill for Fiscal 2003 and Fiscal 2004 (in thousands):
Balance as of September 30, 2002	$3,689
Addition to goodwill in conjunction with the acquisition of Frontstep	38,277

Balance as of September 30, 2003	41,966
Addition to goodwill in conjunction with the acquisition of Frontstep	526

Balance as of September 30, 2004	$42,492

Goodwill is assessed annually for impairment by applying a fair-value-based test. We have subsequently performed an impairment analysis of our goodwill for fiscal 2002, fiscal 2003 and fiscal 2004. Based upon our review, we have not deemed our goodwill to be impaired.

Intangible assets that have finite useful lives are amortized over their estimated useful lives. Our intangible assets consist principally of tradenames, trademarks, maintenance contracts, and installed customer base and affiliate network, and we consider all to have finite lives.

Amortized Intangible Assets (in thousands):

	As of September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Installed customer base and affiliate network	$8,334	$(5,652)	$2,682
Maintenance contracts	4,847	(590)	4,257
Tradenames and trademarks	909	(106)	803

Total	$14,090	$(6,348)	$7,742

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Installed customer base and affiliate network	$8,334	$(6,350)	$1,984
Maintenance contracts	4,847	(1,535)	3,312
Tradenames and trademarks	909	(288)	621

Total	$14,090	$(8,173)	$5,917

We acquired $5.8 million of intangible assets as part of the Frontstep acquisition. See note (3) for further details on the acquisition. These assets consisted of tradename and maintenance contracts and are being

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized over the remaining estimated life. The weighted average amortization lives of the acquired tradename and maintenance contracts is 5 years. The weighted average amortization lives of the installed customer base and affiliate network is 13 years.

Aggregate Amortization Expense (in thousands):

Fiscal Years Ended
September 30, 2002	$760
September 30, 2003	$1,383
September 30, 2004	$1,786

Estimated Amortization Expense for the Fiscal Years Ended (in thousands):

Fiscal Years Ending
September 30, 2005	$1,825
September 30, 2006	$1,825
September 30, 2007	$1,621
September 30, 2008	$647
September 30, 2009	$—

9.    Long-Term Debt and Revolving Credit Facility

On February 18, 2003, we purchased the outstanding common stock of Frontstep and assumed long-term debt of Frontstep aggregating $20.1 million. We entered into a bank credit facility consisting of a $15.0 million term loan and a $15.0 million revolving credit loan to repay the debt assumed from Frontstep. We borrowed $21.7 million against the bank credit facility to repay the $20.1 million of acquired debt and to pay the $1.6 million of related transaction costs and liabilities, including $756,000 of debt issuance costs. In conjunction with this bank credit facility, we terminated our previous $10.0 million revolving credit facility. There were no outstanding borrowings on the previous credit facility at the time of termination.

The term loan portion of the bank credit facility required us to make quarterly principal repayments in various amounts beginning on December 31, 2003 and was scheduled to mature on December 31, 2005. In July 2004 we elected to prepay, without penalty, the remaining outstanding balance of the term loan. As a result of the prepayment, the term loan portion of our bank credit facility is no longer available to us. There were no scheduled payments required and we made no prepayments in fiscal 2003. At September 30, 2003, the interest rate on our term loan, including the lender’s margin, was 3.65%.

We borrowed $6.7 million under the revolving credit portion of the loan agreement on February 18, 2003 to finance, along with the term loan, the Frontstep acquisition. The revolving credit loan is subject generally to the same provisions as our term loan and subject to a borrowing base requirement. All borrowings under the revolving credit portion of the bank credit facility will mature on December 31, 2005. Repayment of any then outstanding balance on the revolving credit loan is due in full on the maturity date. The interest rate on the revolving credit portion of the bank credit facility varies depending upon our ability to maintain certain specified financial ratios. Additionally, the interest rate is generally adjusted quarterly based on either our lender’s base rate or LIBOR plus a predetermined margin. At September 30, 2003, the interest rate on the revolving credit portion of the bank credit facility, including the lender’s margin, was 3.62%. At September 30, 2004, there were no outstanding borrowings under the revolving credit loan.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We made a $2.7 million payment against the revolving credit portion of the loan agreement in fiscal 2003. In fiscal 2004, we borrowed $1.5 million for operating purposes. Also in fiscal 2004, we repaid the $5.5 million outstanding balance on the revolving credit facility. The $5.5 million consisted of the $4.0 million balance outstanding at the end of fiscal 2003 and the $1.5 million borrowed in fiscal 2004. As of July 31, 2003, we amended the bank credit facility to decrease the amount of the revolving credit loan from $15.0 million to $12.5 million and modified certain financial covenants. As of September 30, 2003 we had available borrowings under the revolving credit loan of $12.5 million, subject to the borrowing base, of which $8.5 million was unused. As of September 30, 2004 there were no outstanding borrowings on the revolving credit facility and we had unused available borrowings under the revolving credit loan of $12.5 million, subject to the borrowing base.

In conjunction with the prepayment noted above, we expensed capitalized debt issuance costs associated with the term loan portion of our bank credit facility. We recognized $209,000 of interest expense associated with the expensing of the debt issuance costs related to the term loan portion of the bank credit facility in fiscal 2004. The debt issuance costs associated with our revolving credit facility continued to be amortized using the straight-line method over the expected life of the credit facility.

We have pledged substantially all of our assets in the United States, including but not limited to cash, accounts receivable, capitalized software, and fixed assets, as collateral for any future obligations under the bank credit facility. Additionally, all of our domestic subsidiaries have guaranteed the repayment of any future obligations under the loan agreement, and we have pledged the majority of the capital stock of certain of our foreign subsidiaries to the lender.

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

The financial ratios that the we are required to maintain include several non-GAAP computations including a leverage ratio, a fixed charge ratio, an adjusted earnings before interest, taxes, depreciation and amortization ratio, and an excess available cash ratio. These ratios provide for minimum compliance standards. If we are unable to meet the minimum compliance standards of the ratios, we will not be in compliance with our debt covenants. We were in compliance with our debt covenants as of September 30, 2003 and 2004.

10.    Financial Instruments

The bank credit facility described in note (9) required us to enter into an interest rate protection arrangement for a portion of the term loan. Accordingly, in April 2003 we purchased an interest rate cap from a bank. The purchase of the interest rate protection agreement did not have a material impact on our results of operation, financial position, or cash flows in fiscal 2003 and fiscal 2004. Furthermore, the interest rate cap is not considered material to our results of operation, financial position, or cash flows for fiscal 2003 or fiscal 2004.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,
	2003	2004
Accrued commissions and royalties	$13,456	$16,288
Accrued payroll and related expenses	9,731	5,839
Accrued Other	6,847	4,585
Accrued income taxes payable	1,592	778

Total accrued expenses as of September 30, 2004	$31,626	$27,490

Accrued payroll and related expenses include $2.6 million and $830,000 for compensated absences as of September 30, 2003 and 2004. The reduction in the balance for compensated absences from fiscal 2003 to fiscal 2004 is due to the change in our North American vacation policy that now requires employees to consume vacation benefits or forfeit the benefit at the end of the fiscal year. Fiscal 2003 included vacation benefit carryovers from prior years.

12.    Income Taxes

The components of income tax expense (benefit) before extraordinary item are as follows (in thousands):

	Fiscal Years Ended September 30,
	2002	2003	2004
Federal:
Current	$(2,111)	$(65)	$371
Deferred	1,268	815	5,823

	(843)	750	6,194

State:
Current	406	300	500
Deferred	127	58	416

	533	358	916

Foreign:
Current	290	378	465
Deferred	—	(1,951)	(1,346)

	290	(1,573)	(881)

	$(20)	$(465)	$6,229

The reconciliation of aggregate tax expense (benefit) per the consolidated statement of operations is as follows (in thousands):

	Fiscal Years Ended September 30,
	2002	2003	2004
Income tax expense (benefit)	$(20)	$(465)	$6,229
Income tax (benefit) related to extraordinary item	(173)	—	—

	$(193)	$(465)	$6,229

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income (loss) from domestic and foreign operations before income tax expense (benefit) are as follows (in thousands):

	Fiscal Years Ended September 30,
	2002	2003	2004
Domestic	$14,950	$9,083	$20,138
Foreign	(911)	(5,701)	(3,224)

Subtotal	14,039	3,382	16,914
Extraordinary item—domestic	(491)	—	—

Total	$13,548	$3,382	$16,914

The actual income tax expense (benefit) before extraordinary item differs from the expected income tax expense (benefit) calculated by applying the federal statutory rate of 35.0% to income before income tax expense (benefit) and extraordinary item as follows (in thousands):

	Fiscal Years Ended September 30,
	2002	2003	2004
Expected income tax expense (benefit) at the domestic federal statutory rate	$4,914	$1,184	$5,920
State income taxes, net of federal income tax benefit	346	233	595
Foreign income tax rate differential	589	—	177
Tax credits utilized	(263)	(214)	(307)
Permanent differences arising from acquisitions	(350)	—	—
Resolution of certain federal income tax uncertainties	(5,000)	(2,081)	—
Change in valuation allowances	—	716	71
Other	(256)	(303)	(227)

Total	$(20)	$(465)	$6,229

Effective income tax expense (benefit) rates	(0.1)%	(13.7)%	36.8%

The effective tax rate for fiscal 2002 and fiscal 2003 differs from the statutory federal income tax rate of 35.0% principally due to a $5.0 million benefit and a $2.1 million benefit, respectively, that we recorded. These tax benefits resulted from changes in income taxes payable due to the resolution of federal income tax uncertainties related to tax net operating losses, or NOLs, retained by us in connection with the 1997 separation of Marcam Corporation into two companies. Accordingly, we recorded the benefit of the resolution of the uncertainties as decreases to income taxes payable. We still retain additional favorable income tax attributes in connection with the 1997 separation of Marcam Corporation into two companies, and we may realize additional income tax benefits related to these tax attributes in future periods should they become certain. Additionally, the impact of state and foreign income taxes and the adjustment of goodwill from Pivotpoint created differences from the expected income tax expense (benefit) calculated by applying the federal statutory rate to our income before income tax expense (benefit) and extraordinary item.

The effective tax rate of 36.8% for fiscal 2004 differs from the statutory federal rate of 35% principally due to the effect of state and foreign income taxes offset by the benefit from the utilization of income tax credits.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2003	2004
Deferred tax assets:
Federal, state and foreign net operating loss carryforwards	$18,554	$18,277
Tax credits	9,219	9,373
Deferred license and services revenue	7,679	4,579
Reserves and accruals	3,464	1,717
Allowance for doubtful accounts	1,058	633
Fixed assets	953	479
Other	202	153

	41,129	35,211
Less: valuation allowances	(4,420)	(4,722)

Total deferred tax assets	36,709	30,489

Deferred tax liabilities:
Computer software costs	(4,033)	(5,113)
Intangible assets	(5,886)	(4,118)
Deferred royalties and commissions	(2,498)	(2,064)
Other	(714)	(512)

Total deferred tax liabilities	(13,131)	(11,807)

Net deferred tax assets	$23,578	$18,682

Recorded as:
Current deferred income taxes, net	$8,061	$3,364
Non-current deferred income taxes, net	15,517	15,318

	$23,578	$18,682

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that we will realize some or all of the deferred tax assets. The realization of our deferred tax assets, which relate primarily to NOL carryforwards and temporary differences, depends on our ability to generate sufficient taxable income in future periods. We have recorded deferred tax assets at the amount we believe is more likely than not to be realized. In addition, we have not recorded any deferred tax liabilities for the unremitted earnings of our foreign subsidiaries as these amounts are considered to be permanently reinvested.

In connection with the acquisition of Frontstep, we recorded a net deferred income tax asset of $14.5 million. Included in the deferred tax asset were gross domestic NOLs of $22.5 million, gross foreign NOLs of $3.5 million and tax credits of $4.6 million. We also recognized valuation allowances of $3.9 million in connection with the Frontstep acquisition, including a $231,000 increase in the initial valuation allowance, which was recorded in fiscal 2004. The valuation allowances were provided due to income tax limitations related to certain foreign NOLs and tax credits. In fiscal 2003 and fiscal 2004, we recognized additions to the valuation allowances of $716,000 and $71,000, respectfully, related to expected limitations on the utilization of domestic tax credits and foreign NOLs. The changes in the valuation allowances are as follows:

	Fiscal Years Ended September 30,
	2003	2004
Changes in deferred income tax valuation allowances (in thousands):
Beginning balance	$—	$(4,420)
Valuation allowances recognized in connection with the acquisition of Frontstep	(3,704)	(231)
Additions to valuation allowances	(716)	(71)

Ending balance	$(4,420)	$(4,722)

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2003 and 2004, we had federal NOL carryforwards of $42.7 million and $38.0 million, and research and experimentation and other credit carryforwards of $9.2 million and $9.4 million. At September 30, 2003 and 2004, we also had $10.3 million and $14.4 million of foreign NOL carryforwards. The NOLs and tax credits at September 30, 2004 expire between fiscal 2005 and fiscal 2024. The utilization of a significant portion of the domestic NOLs and tax credits is limited on an annual basis due to various changes in ownership of MAPICS, Frontstep and Pivotpoint. We do not believe that these limitations will significantly impact our ability to utilize the NOLs before they expire; however as stated above, valuation allowances have been provided for certain foreign NOLs and income tax credits based on their expected utilization.

In March 2002, the Internal Revenue Service completed its examination of the Pivotpoint income tax returns for tax years 1992 through 1995. As a result of this examination, we paid income taxes of approximately $190,000 plus accrued interest. The examination did not have a significant effect on our net operating loss carryforwards or other tax credits.

The American Jobs Creation Act of 2004 was signed into law in October 2004 and has several provisions that may impact our income taxes in the future, including the repeal of the extraterritorial income exclusion, incentives for the repatriation of foreign income through October 2005, and a deduction related to qualified production activities taxable income. The FASB is currently reviewing the impact of the qualified production activities deduction on deferred taxes and is expected to issue guidance in the fourth calendar quarter of 2004. Until this guidance is issued, the impact on us cannot be determined. We are also currently evaluating the impact of the other provisions of this law on our income taxes.

13.    Commitments and Contingencies

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual Obligations (in thousands)
Operating leases	$11,520	$3,567	$6,650	$636	$667
Minimum royalty payments	1,146	403	690	53	—

Total	$12,666	$3,970	$7,340	$689	$667

Leases:    We are contractually obligated to make minimum lease payments on several operating leases. We lease office space, computer and office equipment and vehicles under operating leases, some of which contain renewal options and generally require us to pay insurance, taxes and maintenance. The lease on our headquarters building includes scheduled base rent increases over the term of the lease. We charge to expense the total amount of the base rent payments using the straight-line method over the term of the lease. In addition, we pay a monthly allocation of the building’s operating expenses. We have recorded a deferred credit to reflect the excess of rent expense over cash payments since inception of the lease in March 1999. Total rental expense under all operating lease agreements was $3.6 million, $3.1 million and $3.0 million in fiscal 2002, fiscal 2003, and fiscal 2004. We recorded sub-lease income receipts of $678,000, $409,000 and $271,000 in fiscal 2002, fiscal 2003 and fiscal 2004.

Minimum royalty payments:    We have certain relationships with solution providers whereby we sell their products in conjunction with our offerings. We pay a royalty to the respective third party providers based upon the dollar volume of their product we sell. Based upon certain of these agreements, we owe a minimum royalty payment on an annual basis.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation:    We are involved in disputes and legal proceedings arising in the normal course of business. While we cannot predict the outcome of these disputes and proceedings, we believe, based upon a review with legal counsel, that none of these disputes or proceedings will have a material impact on our financial position, results of operations, or cash flows. However, we cannot be certain of the eventual outcome, and any adverse result in these or other matters that may arise from time to time may harm our financial position, results of operations, or cash flows.

Indemnification of third party professional service providers:    We provide certain indemnifications from time to time in the normal course of business to professional service providers and financial institutions, which may require us to make payments to an indemnified party in connection with certain transactions and agreements. Generally, the maximum obligation is not explicitly stated and cannot be reasonably estimated. The duration of the indemnifications vary based upon the specific activity underlying the indemnification and can be indefinite. We have not had a material indemnification claim, and we are not aware of any circumstances that would result in a material claim in the future. As such, we have not recorded any liability for these indemnifications in our financial statements.

Indemnification of third party sales affiliates and end users:    We provide indemnification to our third party sales affiliates and end users against any and all claims, damages, liabilities, losses, and costs (including reasonable attorney’s fees) of every nature arising in connection with any suit or proceeding brought against a sales affiliate insofar as such suit or proceeding is based upon a claim that use by the affiliate or an end user of any of the MAPICS products infringes or constitutes wrongful use of any patent, copyright, or trade secret right. The duration of the indemnifications varies based upon the life of the specific individual affiliate agreements. We have not had a material indemnification claim, and we are not aware of any circumstances that would result in a material claim in the future. As such, we have not recorded any liability for these indemnifications in our financial statements.

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

We have never paid any cash dividends on our common stock or preferred stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund future development and growth, the operation of our business, and the repayment of any amounts outstanding under our bank credit facility. Additionally, covenants in our revolving bank credit facility limit the payment of cash dividends and treasury stock repurchases.

Preferred Stock

Of the 1,000,000 authorized shares of preferred stock:

•	one share has been designated as series A preferred stock;

•	one share has been designated as series B preferred stock;

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	one share has been designated as series C preferred stock;

•	225,000 shares have been designated as series D convertible preferred stock;

•	100,000 shares have been designated as series E convertible preferred stock; and

•	30,000 shares have been designated as series F junior participating preferred stock.

In October 2003, the holder of 25,000 outstanding shares of our Series D convertible preferred stock converted these shares into our common stock at the conversion ratio of 10 shares of common stock for each share of preferred stock in accordance with the terms of the preferred stock agreement. We issued a total of 250,000 shares of common stock from treasury stock.

In June 2004, the holder of the remaining 100,000 outstanding shares of our series D convertible preferred stock and all of the 50,000 outstanding shares of our series E convertible preferred stock converted these shares into our common stock at the conversion ratio of 10 shares of common stock for each share of preferred stock in accordance with the terms of the preferred stock agreement. We issued a total of 1.5 million shares of common stock from previously authorized shares not then outstanding. As of September 30, 2004 we no longer have any outstanding shares of our series D and series E preferred stock, nor any related preferences in liquidation.

As of September 30, 2003, we had outstanding 125,000 shares of series D convertible preferred stock and 50,000 shares of series E convertible preferred stock. We had 1,749,990 shares of commons stock reserved for the conversion of the series D and series E convertible preferred stock at September 30, 2003.

For information regarding the series F junior participating preferred stock, see “Rights Plan” below.

Warrants

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

On February 18, 2003, we issued a warrant in conjunction with the acquisition of Frontstep for the purchase of 134,270 shares of our common stock at a price of $7.81 per share, the closing price of our common stock on the date of issuance. This warrant has not been exercised and expires on July 17, 2006.

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

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Plans

At September 30, 2004, we had eight stock option plans and an employee stock purchase plan, described below.

The 1998 Long-Term Incentive Plan:    The MAPICS, Inc. 1998 Long-Term Incentive Plan, or 1998 LTIP, allows us to issue up to 6,000,000 shares of common stock through various stock-based awards to our directors, officers, employees and consultants, including an additional 1,500,000 shares authorized in fiscal 2000, an additional 1,000,000 shares authorized in fiscal 2002 and an additional 1,500,000 shares authorized in fiscal 2003. The stock-based awards can be in the form of (a) incentive stock options, or ISOs, or non-qualified stock options; (b) stock appreciation rights; (c) performance units; (d) restricted stock; (e) dividend equivalents; and (f) other stock based awards. In general, the exercise price specified in the agreement relating to each ISO granted under the 1998 LTIP is required to be not less than the fair market value of the common stock as of the date of grant.

We granted 3,610 shares in fiscal 2002, 230,000 shares in fiscal 2003 and 2,522 shares in fiscal 2004 of restricted stock to some of our employees under the 1998 LTIP. Restricted stock is shares of common stock that we granted outright without cost to the employee. The shares, however, are restricted in that they may not be sold or otherwise transferred by the employee until they vest, generally after the end of three years. If the employee is terminated prior to the vesting date for any reason other than death or retirement, the restricted stock generally will be forfeited and the restricted stock will be returned to us. After the shares have vested, they become unrestricted and may be transferred and sold like any other shares of common stock. We recognize compensation expense over the vesting period based on the fair value on the grant date. Unearned restricted stock compensation, which represents compensation expense attributable to future periods, is presented as a separate component of shareholders’ equity. During fiscal 2002, fiscal 2003, and fiscal 2004, we recognized compensation expense, including the effect of forfeitures, of $185,000, $241,000 and $782,000 related to restricted stock awards.

The Directors Plan:    The MAPICS, Inc. 1998 Non-Employee Director Stock Option Plan allows us to issue non-qualified stock options to purchase up to 460,000 shares of common stock to eligible members of the board of directors who are neither our employees nor our officers, including an additional 150,000 shares authorized in fiscal 2002. In general, the exercise price specified in the agreement relating to each non-qualified stock option granted under the Directors Plan is required to be the fair market value of the common stock at the date of grant. Subject to specific provisions, stock options granted under the Directors Plan become exercisable in various increments over a period of one to four years, provided that the optionee has continuously served as a member of the board of directors through the vesting date. The stock options granted under the Directors Plan expire ten years from the date of grant.

The Directors Incentive Plan:    The 1998 Non-Employee Directors Stock Incentive Plan provides for the issuance of common stock, deferred rights to receive common stock and non-qualified stock options to purchase up to 160,000 shares of common stock to eligible members of the board of directors who are neither our employees nor our officers, including an additional 100,000 shares authorized in fiscal 2002. During fiscal 2002, fiscal 2003, and fiscal 2004, we issued 7,751, 11,884 and 3,516 shares of common stock under the Directors Incentive Plan.

The 1987 Plan:    Prior to its expiration on December 31, 1996, the Marcam Corporation 1987 Stock Plan allowed us to grant ISOs to our employees and non-qualified stock options and stock awards to our officers, employees and consultants. In general, the exercise price specified in the agreement relating to each ISO granted under the 1987 Plan was required to be not less than the fair market value of the common stock as of the date of grant. Subject to specific provisions, stock options granted under the 1987 Plan were fully exercisable on the date of grant or became exercisable thereafter in installments specified by the board of directors. The stock options granted under the 1987 Plan expire on dates specified by the board of directors not to exceed a period of ten years from the date of grant.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 1994 Plan:    Prior to its discontinuation in February 1998, the Marcam Corporation 1994 Stock Plan allowed us to grant ISOs to our employees and non-qualified stock options and stock awards to our officers, employees and consultants. In general, the exercise price specified in the agreement relating to each ISO granted under the 1994 Plan was required to be not less than the fair market value of the common stock as of the date of grant. The 1994 Plan required non-qualified stock options to be granted with an exercise price that was not less than the minimum legal consideration required under applicable state law. Subject to specific provisions, stock options granted under the 1994 Plan were fully exercisable on the date of grant or became exercisable after the date of grant in installments specified by the board of directors. The stock options granted under the 1994 Plan expire on dates specified by the board of directors not to exceed a period of ten years from the date of grant.

The 1992 Plan:    The Frontstep Amended and Restated Non-Qualified Stock Option Plan for Key Employees was approved on February 18, 2003 in connection with the acquisition of Frontstep. The 1992 Plan provides that we are authorized to issue 238,974 shares of common stock to holders of options under a prior Frontstep plan. The options of the original Frontstep plan were converted based on the same conversion ratio used for the exchange of Frontstep stock into MAPICS common stock. No additional options will be granted under the 1992 Plan. Substantially all of the options under the 1992 Plan are fully vested and expire on the original scheduled expiration date or 90 days after the employee is no longer employed by us. Upon the surrender of the options, they are no longer available for reissuance.

The 1999 Plan:    The Frontstep Second Amended and Restated 1999 Non-Qualified Stock Option Plan for Key Employees was approved on February 18, 2003 in connection with the acquisition of Frontstep. The 1999 Plan provides that we are authorized to issue 182,945 shares of common stock to holders of options under a prior Frontstep plan. The options of the original Frontstep plan were converted based on the same conversion ratio used for the exchange of Frontstep stock into MAPICS common stock. No additional options will be granted under the 1999 Plan. All options under the 1999 Plan are fully vested and expire on the original scheduled expiration date or 90 days after the employee is no longer employed by us. Upon the surrender of the options, they are no longer available for reissuance.

The Executive Plan:    The Symix Non-Qualified Stock Options Plan for Key Executives was approved on February 18, 2003 in connection with the acquisition of Frontstep. The Executive Plan provides that we are authorized to issue 120,339 shares of common stock to holders of options under a prior Frontstep plan. The options of the original Frontstep plan were converted based on the same conversion ratio used for the exchange of Frontstep stock into MAPICS common stock. No additional options were granted under the Executive Plan. All options under the Executive Plan were fully vested and expired on the earlier of the original scheduled expiration date or 90 days after the employee is no longer employed by us. Upon the surrender of the options, they are no longer available for reissuance. During fiscal 2003, all of these options expired unexercised and were cancelled.

The 2000 ESPP:    The MAPICS, Inc. 2000 Employee Stock Purchase Plan, or 2000 ESPP, was approved during fiscal 2000 and provides that we are authorized to issue up to 500,000 shares of common stock to our full-time employees, nearly all of whom are eligible to participate. The 2000 ESPP is a qualified plan under Section 423 of the Internal Revenue Code. Under the terms of the 2000 ESPP, employees, excluding those owning 5% or more of the common stock, can choose every six months to have up to 10% of their base and bonus earnings withheld to purchase common stock, subject to limitations. The purchase price of the common stock is 85% of the lower of its beginning-of-period or end-of-period market price. Under the 2000 ESPP, we sold 79,750 shares in fiscal 2002, 39,652 shares in fiscal 2003, and 78,753 shares in fiscal 2004 of common stock to employees. At September 30, 2003 and 2004, we had available 262,113 and 183,360 shares for issuance under the 2000 ESPP. The 2000 ESPP expires on December 31, 2007.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Stock Option Grants:    During prior fiscal years, the board of directors granted options to purchase 25,260 shares of common stock outside of the existing stock option plans. As of September 30, 2004, 13,695 of these options are still available for exercise.

Except for the look-back options issued under the 2000 ESPP, all stock options granted under our stock-based compensation plans, as well as those stock options granted outside our stock-based compensation plans, were granted at the fair market value of the common stock at the date of grant.

The following table reflects the activity and historical weighted average exercise prices of our stock options for the periods from September 30, 2001 through September 30, 2004.

	Number of Shares Under Options	Weighted Average Exercise Price ($)
Outstanding at September 30, 2001	4,695,162	$9.78
Granted	976,547	7.32
Exercised	(42,750)	4.05
Canceled/expired	(358,843)	11.46

Outstanding at September 30, 2002	5,270,116	9.25
Granted(a)	1,062,438	12.25
Exercised	(22,350)	4.11
Canceled/expired	(832,358)	14.28

Outstanding at September 30, 2003	5,477,846	9.12
Granted	471,537	10.59
Exercised	(895,383)	7.25
Canceled/expired	(354,373)	11.63

Outstanding at September 30, 2004	4,699,627	$9.43

Exercisable at:
September 30, 2002	2,940,541	$10.42
September 30, 2003	3,606,715	$10.11
September 30, 2004	3,547,307	$9.74

(a)	Includes 542,258 options granted in connection with the Frontstep acquisition

The following tables summarize information about the stock options outstanding at September 30, 2004:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 3.56–5.28	586,450		5.5	$4.06	515,100	$4.09
5.35–8.00	1,671,200		7.1	6.85	1,028,124	6.76
8.73–13.09	1,683,243		4.8	10.29	1,280,059	10.27
15.00–22.50	710,065		4.9	16.76	710,051	16.76
24.52–35.53	46,599	*	6.7	25.90	11,903	28.51
49.03–68.15	2,070		3.4	55.96	2,070	55.96

	4,699,627				3,547,307

*	includes 34,671 rights to deferred shares

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	At September 30,
	2002	2003	2004
Shares available for option grant under all option plans	917,758	1,884,582	1,624,838
Shares available for grant under Employee Stock Purchase Plan	301,765	262,113	183,360

Total	1,219,523	2,146,695	1,808,198

During fiscal 2003, the option look-back period was extended as a result of our delay in filing with the Securities and Exchange Commission a required current report on of Form 8-K/A related to the Frontstep acquisition during fiscal 2002. The extension ended in December 2003.

During fiscal 2004, certain executive managers were granted options in lieu of cash bonuses. The options had an exercise price of $9.99 and vested upon the attainment of certain earnings targets for the fourth quarter of fiscal 2004. These options were granted from the 1998 Long-Term Incentive Plan.

Treasury Stock

On July 31, 2002, we announced that our board of directors approved a plan to repurchase up to $10 million of our outstanding common stock in light of our stock price and liquidity position. Purchases may be made from time to time, depending on market conditions, in private transactions as well as in the open market at prevailing market prices. During fiscal 2002, we repurchased 8,900 shares of stock for $54,000. During fiscal 2003, we repurchased 1,600 shares of stock for $9,000. During fiscal 2004, we repurchased 33,300 shares of stock for $257,000. These shares will be available for general corporate purposes.

15.    Employee Benefit Plans

Retirement Plan

We have a defined contribution 401(k) retirement plan covering substantially all of our employees in the United States. Under this plan, eligible employees may contribute a portion of their salary until retirement. We match a portion of the employees’ contributions and pay the administration costs of the plan. We incurred total expenses under this plan of $867,000, $1.1 million and $1.1 million in fiscal 2002, fiscal 2003, and fiscal 2004.

Group Medical Plan

We have a self-insured group medical plan to which both we and eligible employees are required to make contributions. The plan is administered by a third party who reviews all claims filed and authorizes the payment of benefits. We expense medical claims as they are incurred, and we recognize a liability for claims incurred but not reported. As of September 30, 2003 and 2004 we had a reserve of $903,000 and $600,000 for medical claims.

16.    Operating Segments and Geographic Information

We have three operating segments by which we evaluate our business and for which we have discrete financial information available. These operating segments include 1) software sales to customers in the manufacturing environment, 2) support services to the customers that purchase our software, and 3) implementation and other consulting services to customers that purchase our software. In evaluating financial performance, we focus on operating profit as a measure of a segment’s profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of certain corporate expenses. Operating profit is significant as it includes the revenue and related costs that apply to the individual segments. Interest, taxes and

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocation of certain corporate expenses are not related specifically to the operating segments. We include other operating costs, including marketing, product development, and general and administrative expenses, in the presentation of reportable segment information because these expenses are not allocated separately to our operating segments. We do not utilize assets as a measure of a segment’s performance. Assets are reviewed at the enterprise level and thus are not included in our segment disclosure.

The following table includes financial information for fiscal 2002, fiscal 2003 and fiscal 2004 related to our segments. The information presented below may not be indicative of results if the segment were an independent organization (in thousands).

	Software	Support	Implementation and Consulting Services	Other Operating Costs	Total
Fiscal 2002:
Revenues from unaffiliated customers	$40,207	$79,384	$8,708	$—	$128,299

Income (loss) from operations	$787	$57,991	$(2,335)	$(41,804)	$14,639

Interest income					519
Interest expense					(1,119)

Income before income tax benefit					$14,039

Fiscal 2003:
Revenues from unaffiliated customers	$44,461	$101,493	$15,378	$—	$161,332

Income (loss) from operations	$(13,967)	$71,488	$(4,032)	$(49,531)	$3,958

Interest income					240
Interest expense					(816)

Income before income tax benefit					$3,382

Fiscal 2004:
Revenues from unaffiliated customers	$46,218	$108,971	$17,610	$—	$172,799

Income (loss) from operations	$(10,020)	$76,131	$(2,713)	$(45,734)	$17,664

Interest income					186
Interest expense					(936)

Income before income tax expense					$16,914

We regularly prepare and evaluate separate financial information for each of our principal geographic areas, including 1) the Americas, 2) EMEA, and 3) Asia Pacific. In evaluating financial performance, we focus on operating profit as a measure of a geographic areas profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of some corporate expenses. We include our corporate division in the presentation of reportable segment information because some of the income and expense of this division are not allocated geographically. We generally do not evaluate assets by geographic area, except for accounts receivable.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables include financial information related to our geographic areas (in thousands):

	Americas	EMEA	Asia Pacific	Corporate	Total
Fiscal 2002
Revenue from unaffiliated customers	$102,314	$21,918	$4,067	$—	$128,299
Income (loss) from operations	12,712	6,368	(734)	(3,707)	14,639
Interest income				519	519
Interest expense				(1,119)	(1,119)

Loss before income tax expense (benefit)					$14,039

Depreciation and amortization	$9,292	$182	$115	$—	$9,589
Extraordinary loss on early extinguishment of debt, net	$—	$—	$—	$(318)	$(318)
Accounts receivable, net (at year end)	$21,357	$2,398	$1,673	$—	$25,428

Fiscal 2003
Revenue from unaffiliated customers	$123,417	$29,091	$8,824	$—	$161,332
Income (loss) from operations	2,337	3,815	(407)	(1,787)	3,958
Interest income				240	240
Interest expense				(816)	(816)

Loss before income tax expense (benefit)					$3,382

Depreciation and amortization	$11,404	$287	$189	$—	$11,880
Accounts receivable, net (at year end)	$30,986	$6,790	$2,969	$—	$40,745

Fiscal 2004
Revenue from unaffiliated customers	$127,984	$32,707	$12,108	$—	$172,799
Income (loss) from operations	17,105	1,633	1,536	(2,610)	$17,664
Interest income				186	186
Interest expense				(936)	(936)

Loss before income tax expense (benefit)					16,914

Depreciation and amortization	$14,066	$401	$159	$—	$14,626
Accounts receivable, net (at year end)	$25,736	$6,859	$3,680	$—	$36,275

The information presented above may not be indicative of results if the geographic areas were independent organizations. We eliminate transfers between geographic areas in the preparation of the consolidated financial statements.

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No single customer accounts for more than 5% of our revenue. No single foreign country had a material portion of total revenue from unaffiliated customers or total long-lived assets. Long-lived assets consist of property and equipment, net of accumulated depreciation and other non-current assets. The table below discloses our domestic and international revenues from unaffiliated customers and long-lived assets (in thousands).

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Revenue from unaffiliated customers:
United States	$92,423	$117,269	$121,167
Foreign countries	35,876	44,063	51,632

	$128,299	$161,332	$172,799

Long-lived assets:*
United States	$28,829	$85,975	$81,083
Foreign countries	551	1,299	1,930

	$29,380	$87,274	$83,013

*	Excludes capitalized software, goodwill and other intangible assets

17.    Supplemental Disclosure of Cash Flow Information

Payments for Income Taxes and Interest

In fiscal 2002, fiscal 2003 and fiscal 2004, we made cash payments for income taxes, net of income tax refunds, of $617,000, $662,000 and $1.5 million. In fiscal 2002, fiscal 2003, and fiscal 2004 we made cash payments for interest of $575,000, $425,000 and $607,000.

Non-cash Investing and Financing Activities

Non-cash investing and financing activities are summarized below (in thousands):

	Fiscal Years Ended September 30,
	2002	2003	2004
Reconciliation for Acquisition of Frontstep, Inc. (See note 3)
Fair value of assets acquired	$—	$96,123	$35
Equity value of common stock issued in an acquisition	—	(29,677)	—
Fair value of vested options issued	—	(951)	—
Fair value of warrants issued	—	(490)	—
Direct transaction costs	—	(2,305)	(42)
Fair value of liabilities assumed, including long-term debt	—	62,700	(7)

Other Non-Cash Investing and Financing Activities
Tax benefit associated with the exercise of stock options and stock awards	$137	$22	$1,266
Preferred stock conversion	—	—	2,247
Decrease in deferred tax assets from settlement of pre-acquisition contingencies	258	—	—

MAPICS, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Selected Quarterly Financial Data (Unaudited, in thousands)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2002:
Total revenue	$33,293	$33,207	$31,257	$30,542	$128,299
Income before income tax expense and extraordinary item	3,022	484	4,321	6,212	14,039
Net income	$1,859	330	7,515	4,037	13,741
Net income per common share (diluted)	$0.09	$0.02	$0.36	$0.20	$0.67
Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,402	20,540	20,596	20,461	20,520

Fiscal 2003:
Total revenue	$31,052	$38,083	$47,077	$45,120	$161,332
Income (loss) before income tax expense (benefit)	2,248	(2,326)	1,467	1,993	3,382
Net income (loss)	$1,416	$(1,463)	$3,001	$893	$3,847
Net income (loss) per common share (diluted)	$0.07	$(0.07)	$0.12	$0.04	$0.17
Weighted average number of common shares and common equivalent shares outstanding (diluted)	20,469	20,435	24,790	25,427	23,229

Fiscal 2004:
Total revenue	$43,035	$43,997	$41,788	$43,979	$172,799
Income before income tax expense	3,625	3,245	3,445	6,599	16,914
Net income	$2,284	$2,113	$2,153	$4,135	$10,685
Net income per common share (diluted)	$0.09	$0.08	$0.08	$0.16	$0.41
Weighted average number of common shares and common equivalent shares outstanding (diluted)	25,928	26,054	25,924	26,085	25,965

MAPICS, Inc. and Subsidiaries

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in Securities and Exchange Commission rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are not required at this time to provide the information specified in Item 308(a) and (b) of the SEC’s Regulation S-K regarding an annual report by management on our internal control over financial reporting or an attestation report by our independent registered public accounting firm with regard thereto.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

We will provide information relating to our directors under the captions “Proposal 1—Election of Directors—Nominees” and “—Information Regarding Nominees and Continuing Directors” in our proxy statement for our 2005 annual meeting of shareholders or in a subsequent amendment to this report. Information relating to our executive officers is set forth in “Item 4A. Executive Officers of the Registrant” in this report. We will provide information relating to the audit committee of our board of directors under the caption “Report of the Audit Committee of the Board of Directors” in the above referenced proxy statement or amendment. We will provide information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and beneficial owners of more than 10% of our common stock under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the above referenced proxy statement or amendment. All of this information that is provided in the proxy statement is incorporated in this Item 10 by reference.

We have adopted the MAPICS Ethics Code, which applies to all of our directors, officers and employees. The ethics code is publicly available on our website at www.mapics.com/company/investor. If we make any substantive amendment to the ethics code, or grant any waiver, including any implicit waiver, from a provision of the code that applies to our chief executive officer, chief financial officer, chief accounting officer or controller, or persons performing similar functions, we will disclose the nature of the amendment or waiver on that website. We may elect to also disclose the amendment or waiver in a report on Form 8-K filed with the SEC.

Item 11.    Executive Compensation.

We will provide information relating to executive compensation under the captions “Proposal 1—Election of Directors—Director Compensation” and “—Benefits to Non-Employee Directors,” “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors” and “Stock Performance Graphs” in the proxy statement or subsequent amendment referred to in Item 10 above. All of this information that is provided in the proxy statement is incorporated in this Item 11 by reference, except for the information under the captions “Report of the Compensation Committee of the Board of Directors” and “Stock Performance Graph” which specifically is not so incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

We will provide information regarding ownership of our common stock by specified persons under the caption “Stock Ownership” in the proxy statement or subsequent amendment referred to in Item 10 above. We will provide information regarding compensation plans under which our equity securities were authorized for issuance as of September 30, 2004 under the caption “Executive Compensation—Equity Compensation Plans” in the proxy statement or subsequent amendment referred to in Item 10 above. All of this information that is provided in the proxy statement is incorporated in this Item 12 by reference.

Item 13.    Certain Relationships and Related Transactions.

During fiscal 2004, there were no relationships or transactions between us and any of our affiliates that were required to be reported pursuant to this Item 13.

Item 14.    Principal Accountant Fees and Services.

We will provide information regarding principal accounting fees and services under the caption “Independent Public Accountants” in the proxy statement or subsequent amendment referred to in Item 10 above. All of this information that is provided in the proxy statement is incorporated in this Item 14 by reference.

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

Exhibit 10.1 to Current Report on Form 8-K dated July 23, 1996

10.4		Amendment to Convertible Preferred Stock and Warrant Purchase Agreement Among MAPICS, Inc., General Atlantic Partners 32, L.P. and GAP Coinvestment Partners, L.P., dated as of August 4, 1999	Exhibit 2.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2000

10.5

Amended and Restated Registration Rights Agreement dated July 23, 1996 by and among Marcam Corporation, General Atlantic Partners 21, L.P., General Atlantic Partners 32, L.P., GAP Coinvestment Partners, L.P. and The Northwestern Mutual Life Insurance Company

Exhibit 10.2 to Current Report on Form 8-K dated July 23, 1996

10.6	*	1994 Stock Plan, as amended and restated	Exhibit 4.4 to Registration Statement on Form S-8 filed March 27, 1997, No. 333-24105

Exhibit No.	Description	SEC Document Reference
10.7*	1987 Stock Plan, as amended and restated	Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended September 30, 1996

10.8*	1998 Non-Employee Directors Stock Option Plan, as amended and restated	Exhibit 99.2 to Registration Statement on Form S-8 filed March 8, 2002, No. 333-84024

10.9*	1998 Non-Employee Directors Stock Incentive Plan, as amended and restated	Exhibit 99.3 to Registration Statement on Form S-8 filed March 8, 2002, No. 333-84024

10.10*	1998 Long-Term Incentive Plan, as amended and restated	Exhibit 99.1 to Registration Statement on Form S-8 filed March 8, 2002, No. 333-84024

10.11*	2000 Employee Stock Purchase Plan, as amended and restated	Exhibit 99.2 to Registration Statement on Form S-8 filed April 18, 2000, No. 333-35034

10.12*†	Amended and Restated Change of Control Employment Agreement by and between MAPICS, Inc. and Richard C. Cook dated as of September 16, 2004

10.13*	Amended and Restated Change of Control Employment Agreement by and between MAPICS, Inc. and Martin D. Avallone dated as of June 15, 2005	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

10.14*	Retirement Agreement by and between MAPICS, Inc. and Peter E. Reilly dated as of June 18, 2004	Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

10.15*	Employment Agreement dated September 11, 2001 between MAPICS, Inc. and Michael J. Casey	Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended September 30, 2001

10.16	Sublease Agreement by and between General Electric Capital Corporation and MAPICS, Inc. dated as of October 29, 1998	Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended September 30, 1998

10.17	Amended and Restated Agreement dated March 31, 2000 between MAPICS, Inc. and Paragon Systems International, Inc.	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.18	Addendum dated April 1, 2001 to the Amended and Restated Agreement between MAPICS, Inc. and Paragon Systems International, Inc	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.19	Revolving Credit and Term Loan Agreement Dated as of February 18, 2003	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

10.20	First Amendment to Revolving Credit and Term Loan Agreement	Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10.21	Second Amendment to Revolving Credit and Term Loan Agreement	Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

21.1†	Subsidiaries

23.1†	Consent of PricewaterhouseCoopers LLP

Exhibit No.	Description	SEC Document Reference
31.1†	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32†	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Compensatory management plan.
†	Filed with this report.
+	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as a part of this report

(b) Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2004:

Current Report on Form 8-K dated August 2, 2004, reporting, pursuant to Items 9 and 12, that we issued a press release announcing financial results for the quarter ended June 30, 2004.

(c) See Item 15(a)3 above.

(d) See Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAPICS, Inc

By:	/s/ MICHAEL J. CASEY
Michael J. Casey
Vice President of Finance, Chief Financial Officer and Treasurer

Date:	December 14, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD C. COOK Richard C. Cook	President, Chief Executive Officer and Director	December 14, 2004

/s/ GEORGE A. CHAMBERLAIN 3D George A. Chamberlain 3d	Director	December 14, 2004

/s/ EDWARD J. KFOURY Edward J. Kfoury	Director	December 14, 2004

/s/ JULIA B. NORTH Julia B. North	Director	December 14, 2004

/s/ TERRY H. OSBORNE Terry H. Osborne	Director	December 14, 2004

/s/ H. MITCHELL WATSON, JR. H. Mitchell Watson, Jr.	Chairman of the Board	December 14, 2004

/s/ MICHAEL J. CASEY Michael J. Casey	Vice President of Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	December 14, 2004