Form 10-K/A
period 2004-09-30
MAPICS INC
filed 2005-01-28
CIK 848551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 000-18674

MAPICS, Inc.

(Exact Name of Registrant as Specified in its Charter)

Georgia	04-2711580
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Windward Concourse Parkway, Suite 100

Alpharetta, Georgia 30005

(Address of Principal Executive Offices)

(678) 319-8000

Registrant’s telephone number, including area code

Securities Registered Pursuant to Section 12(b) of the Act:

NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

(Title of Class)

Series F Junior Participating Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2004) was $154,113,413 based on the closing sale price of the common stock of $8.04 per share on the NASDAQ National Market on such date.

The number of shares of the registrant’s common stock outstanding at January 24, 2005 was 25,798,368.

Documents Incorporated by Reference

None.

The registrant hereby amends its annual report on Form 10-K for the year ended September 30, 2004 by deleting the text under Part III, Items 10-14 and replacing it with the following:

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

The following table sets forth certain information for the persons who are members of the board of directors of the company. The ages and terms of office set forth below are as of December 1, 2004.

Name	Age	Position	Term Expires at Shareholder Meeting In
George A. Chamberlain 3d	69	Director	2005
Richard C. Cook	57	President, Chief Executive Officer and Director	2005
Edward J. Kfoury	66	Director	2007
Julia B. North	57	Director	2007
Terry H. Osborne	66	Director	2006
H. Mitchell Watson, Jr.	67	Chairman of the Board	2006

The following table sets forth certain information for the persons who are other executive officers of the company. The ages set forth below are as of December 1, 2004.

Name	Age	Position
Martin D. Avallone	43	Vice President, General Counsel and Secretary
W. David Morgan	38	Interim Chief Financial Officer

Biographical Information for Directors

George A. Chamberlain 3d, age 69, has been a member of our board since August 1997. Mr. Chamberlain has served as the Chief Financial Officer of Systinet Corporation, a web services software company since January 2003. From October 2001 to January 2003, Mr. Chamberlain was the Chief Financial Officer of Neartek, Inc., an information storage solution company. From January 2001 to June 2001, Mr. Chamberlain was the Chief Financial Officer of MediaMap. From September 1997 to December 2000, Mr. Chamberlain was the Chief Financial Officer of Radnet, Inc. From September 1994 until August 1997, he served as our Chief Financial Officer. During 1993 and 1994, Mr. Chamberlain was an Executive Vice President with Capital Technologies, Inc., a consulting and venture capital company. Mr. Chamberlain retired from Digital Equipment Corporation in 1992 after 23 years of service, where his last position was Vice President of Finance.

Richard C. Cook. Please refer to the biography of Mr. Cook under Item 4A of the company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, which was filed with the Commission on December 12, 2004. Mr. Cook shall serve as president and chief executive officer of the company at the pleasure of the board of directors.

Edward J. Kfoury, age 66, has been a member of our board since May 1993. He was initially appointed to the board of directors as a designee of IBM, but he no longer serves as an IBM designee. Mr. Kfoury served as a Division President and as a Vice President of IBM until June 1, 1993, the date of his retirement. Mr. Kfoury is also a director of Dendrite International, Inc.

Julia B. North, age 57, has been a member of our board since February 2001, when she was appointed by the board to fill a vacancy. From 1997 to 1999 she served as President and Chief Executive Officer of VSI Enterprises, Inc., a company that designs and manufactures videoconferencing systems. She was employed by BellSouth Telecommunications from 1972 to 1997 in various positions, including President of Consumer

Services and Marketing, as well as positions in Engineering and Network. Ms. North is currently a director of Winn Dixie, Inc., Acuity Brands, Inc., and Simtrol, Inc.

Terry H. Osborne, age 66, has been a member of our board since January 1998. Mr. Osborne was a Special Advisor to General Atlantic Partners LP from 1997 until 2003. He has also served as President and Chief Operating Officer of System Software Associates, Inc., or SSA, a computer software company, from October 1994 to October 1996, the date of his retirement. From October 1987 to November 1994, he served as SSA’s General Manager and Vice President—Europe. Prior to joining SSA, he was employed by IBM in various capacities since 1961, including Vice President level positions in both the United States and Europe. Mr. Osborne was Chairman of Prime Response Group, Inc. and is a director of Dendrite International, Inc. Mr. Osborne served as a director of Eyretel PLC from February 2000, and then as Chairman from August 2001 until March 2003 when it was acquired by Witness Systems, Inc. Since June 2003, Mr. Osborne has been a director of Witness Systems, Inc.

H. Mitchell Watson, Jr., age 67, has been a member of our board and Chairman of the board of directors since September 1997. Mr. Watson has served as the President of Sigma Group of America, a consulting company, since June 1992. From January 1989 until June 1992, he was President and Chief Executive Officer of Rolm Co., a telecommunications joint venture of IBM and Siemens AG. In addition, he is a retired Vice President of IBM. Mr. Watson is also a director of Praxair Inc., and Community Health Services of Nashville.

The board of directors has determined that George A. Chamberlain 3d, Edward J. Kfoury, Julia B. North, Terry H. Osborne and H. Mitchell Watson, Jr. are independent under Rule 4200 of the National Association of Securities Dealers’ Marketplace Rules.

Biographical Information for Other Executive Officers

Martin D. Avallone. Please refer to the biography of Mr. Avallone under Item 4A of the company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, which was filed with the Commission on December 12, 2004. Mr. Avallone shall serve at the pleasure of the board of directors.

W. David Morgan, age 38, has been our Interim Chief Financial Officer since December 15, 2004. Mr. Morgan replaces the company’s former Chief Financial Officer, Michael J. Casey, who resigned from the company effective December 15, 2004. Mr. Morgan has served as the company’s Vice President, Controller for worldwide accounting and finance operations since April 2002. Prior to joining the company, Mr. Morgan has served in various positions at iXL Enterprises, Inc., an internet consulting firm, including Senior Vice President, Controller and interim Chief Financial Officer. Prior to joining iXL Enterprises, Inc., Mr. Morgan held various finance positions at BellSouth Corporation from June 1997 through August 2000. Mr. Morgan shall serve at the pleasure of the board of directors. Mr. Morgan was appointed on an interim basis and the company is still considering its selection of the permanent Chief Financial Officer.

Audit Committee

The audit committee of our board of directors is composed of George A. Chamberlain 3d (chairman), Julia B. North and H. Mitchell Watson, Jr. The board of directors has determined that two members of the audit committee, including George A. Chamberlain 3d, meet the SEC’s definition of an “audit committee financial expert.” Each of the members of the audit committee is “independent” under the SEC’s Rule 10A-3 and under the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules, has not participated in the preparation of the financial statements of the company or any current subsidiary of the company at any time during the past three years and is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

The company has adopted a written audit committee charter. The audit committee reviews and assesses the charter on an annual basis.

Section 16(a) Beneficial Ownership Reporting Compliance

The United States securities laws require our directors, executive officers and any persons who beneficially own more than 10% of our common stock to file with the SEC and the Nasdaq Stock Market initial reports of ownership and subsequent reports of changes in ownership. To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required, during fiscal 2004 all directors, executive officers and beneficial owners of more than 10% of our common stock made all required filings.

Ethics Code

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

Summary of Compensation

The following table summarizes the compensation accrued by us in each of the fiscal years ended September 30, 2002, 2003 and 2004 with regard to Richard C. Cook, our President and Chief Executive Officer, and our other three executive officers who held significant policy making positions and whose annual salary and bonus was $100,000 or more for fiscal 2004. We refer to these four executive officers as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation			Long-Term Compensation Awards		All Other Compensation ($)(2)
		Salary($)	Bonus($)		Restricted Stock Awards ($)(1)	Securities Underlying Options(#)
Richard C. Cook	2004	$325,000	$82,110		$—	75,000	$99,909
President and Chief Executive Officer	2003	325,000	212,296		465,000	15,000	6,849
	2002	325,000	154,654		—	100,000	7,045

Peter E. Reilly(3)	2004	180,000	22,477		—	52,500	306,821
Retired Chief Operating Officer	2003	240,000	149,890		279,000	15,000	7,059
	2002	240,000	95,049		—	50,000	7,690

Michael J. Casey(4)	2004	240,000	117,126	(5)	—	40,000	6,900
Former Chief Financial Officer,	2003	240,000	183,225	(5)	279,000	15,000	6,749
Vice President of Finance, Treasurer	2002	240,000	180,482	(5)	—	50,000	6,598

Martin D. Avallone	2004	223,013	7,492		—	17,500	6,882
Vice President, General Counsel and	2003	180,000	59,191		232,500	10,000	6,486
Secretary	2002	173,333	37,886		—	25,000	6,654

(1)

The dollar amounts shown in the table represent the fair value of the award on the grant date. The individuals can vote the shares of restricted stock and are eligible for any dividends paid on the stock. As of

September 30, 2004, the aggregate number of restricted shares held by the named executive officers and the value of those shares were as follows: Mr. Cook—50,000 shares with a value of $452,500; Mr. Reilly—0 shares; Mr. Casey—30,000 shares with a value of $271,500; and Mr. Avallone—25,000 shares with a value of $226,250. Mr. Casey’s shares of restricted stock were canceled upon the effective date of his resignation.

(2)	For fiscal 2004, All Other Compensation for the named executive officers consisted of the following:

	Buyout of Expiring Options(6)	Group Life and AD&D Premiums	Long-Term Disability Premiums	Separation Pay(3)	401(k) Match	Total
Mr. Cook	$92,910	$129	$720	$—	$6,150	$99,909
Mr. Reilly	—	131	540	300,000	6,150	306,821
Mr. Casey	—	30	720	—	6,150	6,900
Mr. Avallone	—	30	702	—	6,150	6,882

(3)	Mr. Reilly retired from the company on June 30, 2004, and no successor has been named to the position.
(4)	Mr. Casey resigned as our Chief Financial Officer, Vice President of Finance and Treasurer effective December 15, 2004.
(5)	Amount includes an annual retention bonus of $100,000. See “Employment Agreements” below.
(6)	Reflects the cancellation of an expiring option for 20,000 shares and the associated $92,910 cash payment to Mr. Cook on November 24, 2003. At the time of the cancellation, Mr. Cook was not allowed to sell the shares in the open market because the registration statement underlying those shares was ineffective due to the fact that we had not yet filed certain pro-forma financial information related to the Frontstep acquisition. Mr. Cook agreed to surrender this option to us in exchange for payment of the difference between the 20 day average closing price of the stock as reported by NASDAQ and the exercise price of the stock option.

Employment Agreements

We are a party to Change of Control Employment Agreements with Richard C. Cook and Martin D. Avallone. Each Change of Control Employment Agreement provides that if a change of control occurs during the change of control period, we will employ the executive from the date of the change of control until the third anniversary of that date on the terms set forth in the agreement. “Change of control” is generally defined to mean:

•	the acquisition by any individual, entity or group of beneficial ownership of 25% or more of the combined voting power of our outstanding voting securities entitled to vote in the election of directors;

•	the failure of the individuals who constitute the board of directors as of the date of the Change of Control Agreement to continue to constitute at least a majority of the board;

•	the consummation of certain reorganizations, mergers, consolidations, or sales or other dispositions of all or substantially all of our assets; or

•	the approval by our shareholders of our complete liquidation or dissolution.

“Change of control period” is generally defined to mean the period commencing on the date of each Change of Control Agreement and ending three years after that date; provided that on each anniversary of a Change of Control Agreement, the “change of control period” is automatically extended so as to terminate three years after such anniversary, unless we provide timely notice to the executive that we will not extend the period.

In exchange for an executive’s services under his Change of Control Employment Agreement, during the employment period, the executive will: (a) receive an annual base salary that is at least equal to 12 times the highest monthly base salary paid or payable to him during the twelve month period prior to the effective date; (b) be awarded an annual cash bonus that is at least equal to his highest annual bonus for the last three full fiscal years prior to the effective date; and (c) be entitled to participate in the same incentive, savings and retirement plans, practices, policies and programs as our other senior executives, and the executive and his family will receive the same benefits under all of our welfare benefit plans, practices, policies and programs as our other senior executives. In addition, subject to certain limitations, the agreement provides that if a payment would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then Mr. Cook and Mr. Avallone will each be entitled to receive an additional payment such that after payment by him of all taxes (including, without limitation, such excise tax, income taxes and interest and penalties), he will retain an amount of such additional payment equal to such excise tax.

The Change of Control Employment Agreements provide that if, during the employment period, an executive’s employment is terminated by us other than for cause or disability, or an executive terminates his employment for good reason, then the executive will receive a lump sum cash payment equal to the sum of (1) to the extent unpaid, the executive’s annual base salary through the date of termination; (2) the highest of the last three fiscal year’s executive’s annual bonus prorated for the number of days remaining in the fiscal year; (3) to the extent unpaid, any compensation previously deferred by the executive and any accrued vacation pay and (4) for Mr. Cook, three times the sum of his annual base salary and a defined amount roughly equal to the average of the last three fiscal year’s annual bonus, and for Mr. Avallone, two times the sum of his annual base salary and a defined amount roughly equal to the average of the last three fiscal year’s annual bonus most recent bonus. In addition, for a period of time after the date of termination, we will continue to provide welfare benefits to the executive and his family, subject to certain limitations, and we will pay or provide any other amounts or benefits required to be paid or provided to the executive under any of our plans, programs, policies, practices or contracts. However, each executive will forfeit his right to receive, or shall repay, the lump sum payment referred to in clause (4) above if, at any time during two years after the date on which his employment terminates, he violates the post-employment restrictive covenants contained in his agreement.

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

On June 17, 2004, we entered into a retirement agreement with Mr. Reilly. Under the terms of the agreement, Mr. Reilly retired from the company effective June 30, 2004. Mr. Reilly forfeited his right to receive 30,000 shares of restricted stock that were due to vest on August 19, 2004 and received a gross severance payment of $300,000. Mr. Reilly also agreed to a non-solicitation and non-compete agreement. In addition, pursuant to the terms of the 1998 Long Term Incentive Plan, all of Mr. Reilly’s stock options vested upon his retirement and he retained the remaining term of the grant to exercise those stock options.

On September 11, 2001, we entered into a three-year employment agreement with Mr. Casey. The agreement with Mr. Casey was extended from September 11, 2004 until the effective date of his resignation. Under the terms of the agreement, Mr. Casey is entitled to a defined annual base salary, an annual variable incentive bonus, and a defined retention bonus which is to be paid on each of the first three anniversaries of the effective date. In addition, Mr. Casey was granted an option to acquire shares of our stock pursuant to the terms of our 1998 Long Term Incentive Plan, which shares vest in equal installments over a four year term.

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

Mr. Casey resigned from the company effective December 15, 2004.

Option Grants In Last Fiscal Year

The following table provides information with regard to stock option grants to the named executive officers during fiscal 2004. All stock options to named executive officers were granted under the LTIP and in return for each officer waiving their right to receive a cash bonus for the second half of the fiscal year. All options became exercisable on November 28, 2004, provided that 50% of the options would be forfeited if the company did not achieve certain EPS targets for the third quarter of fiscal 2004 and for the second half of fiscal 2004. Mr. Reilly’s options vested upon his retirement on June 30, 2004. See “Employment Agreements” above. During fiscal 2004, we granted a total of 438,125 options to our employees. All options expire ten years from the date of grant.

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

Amounts reported in the last two columns represent hypothetical amounts that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the common stock over the term of the options. The numbers shown in these two columns are calculated based on SEC rules and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings depend on the timing of such exercises and the future performance of the common stock. We do not guarantee that the rates of appreciation assumed in these two columns can be achieved or that the amounts reflected will be received by the named executive officers. The two columns do not take into account any appreciation of the price of the common stock from the date of grant to the current date.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information regarding

•	the number of shares of common stock received upon any exercise of options by the named executive officers during fiscal 2004;

•	the net value realized upon any exercise (to the difference between the option exercise price and the closing sale price per share of common stock on the Nasdaq National Market on the date of the sale);

•	the number of unexercised options held at September 30, 2004; and,

•	the aggregate dollar value of unexercised options held at September 30, 2004.

Name	Shares Acquired On Exercise(#)		Value Realized($)		Number of Securities Underlying Unexercised Options at September 30, 2004(#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at September 30, 2004($) Exercisable/Unexercisable
Richard C. Cook	30,000	(1)	$62,485	(1)	500,850/151,250	$1,023,474/$211,631

Peter E. Reilly(2)	—		—		337,500/—	1,020,775/—

Michael J. Casey	67,787		259,828		114,713/122,500	279,364/194,000

Martin D. Avallone	—		—		145,200/40,000	187,430/60,560

(1)	Does not include the cancellation of an expiring option for 20,000 shares and the associated $92,910 cash payment to Mr. Cook on November 24, 2003. At the time of the cancellation, Mr. Cook was not allowed to sell the shares in the open market because the registration statement underlying those shares was ineffective due to the fact that we had not yet filed certain pro-forma financial information related to the Frontstep acquisition. Mr. Cook agreed to surrender this option to us in exchange for payment of the difference between the trailing 20 day average closing price of the stock as reported by NASDAQ and the exercise price of the stock option. The proceeds have been reported as other compensation to Mr. Cook.
(2)	100% of Mr. Reilly’s options vested upon his retirement on June 30, 2004. See “Employment Agreements” above.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Edward J. Kfoury (Chairman), H. Mitchell Watson, Jr. and Terry H. Osborne. None of the committee members is or has been an officer or employee of the company or any of its subsidiaries or has engaged in any business transaction with the company or has any business relationship with the company that is required to be disclosed.

Director Compensation

Upon the commencement of their service as directors, we grant each of our non-employee directors an option to purchase 20,000 shares of common stock under our 1998 Non-Employee Director Stock Option Plan (“Director Option Plan”). For each year they continue to serve, we grant each director an additional option to purchase 5,000 shares of common stock. The initial options to purchase 20,000 shares vest at a rate of 25% on each anniversary of the grant date so that on the fourth anniversary they are fully vested. The subsequent annual options to purchase 5,000 shares vest in one full installment on the first anniversary of the grant date.

Beginning on January 1, 2004, non-employee directors received an annual cash retainer of $18,000 and $1,000 for each board or committee meeting attended in person, or $500 if such meeting was attended by telephone. In addition, in light of the additional work to be prepared for board or committee meetings, non-employee directors who serve as chairperson for a committee or the board received an additional $1,000 for each committee or board meeting they chair, except that the chairman of the audit committee and the chairman of the board receive an additional $2,000 rather than an additional $1,000 for each audit committee or board meeting chaired. Pursuant to the 1998 Non-Employee Directors Stock Incentive Plan (“Director Stock Incentive Plan”), non-employee directors are required to take 50% of their annual retainer and meeting fees, and may elect to take the remaining 50% of their retainer and meeting fees, in the form of common stock, deferred rights to receive common stock or options to acquire common stock.

Moreover, if any non-employee director is asked to perform significant additional work beyond their normal duties as a director and such work is approved by a majority of the disinterested directors, such director shall receive an additional director fee of $3,000 per day.

On October 4, 2004, in an effort to increase stock ownership among the non-employee directors, each of the non-employee directors agreed to forego their upcoming $18,000 annual retainer and, in return, were granted an option to acquire 9,000 shares of company common stock under the terms of the company’s 1998 Long Term Incentive Plan, as amended. The stock option was fully vested and was granted at an exercise price of $9.10 per share, which was the closing price of the common stock on the day of the grant.

We do not compensate directors who are also our employees for their service as directors.

As of December 1, 2004, there were five current non-employee directors participating in the Director Option Plan and four former non-employee directors holding options previously granted under the Director Option Plan. There are a total of 291,250 options outstanding under the Director Option Plan. The exercise price for these options range from $5.00 to $16.50. As of December 1, 2004, there were five current non-employee directors and one former non-employee director participating in the Director Stock Incentive Plan and a total of 23,532 options and deferred rights to receive 36,524 shares of common stock outstanding under the Director Stock Incentive Plan. The exercise price for these options ranges from $5.75 to $16.50. The value of the options will reflect the excess of the fair market value of the common stock on the date of exercise of the option over the exercise price of the option. The deferred rights to receive common stock will be granted, in most cases, 30 days after the director leaves the board; otherwise is will be granted in equal installments over a three year period after the director leaves the board. The closing price of the common stock as reported on the Nasdaq National Market on December 1, 2004, was $9.69.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 12, 2005 (unless otherwise indicated) regarding the beneficial ownership of MAPICS common stock by each person known by us to own more than 5% of any class of our voting securities, each of our directors, each of our executive officers who is named in the Summary Compensation Table under the heading “Executive Compensation” and all directors and executive officers as a group.

Pursuant to Securities and Exchange Commission rules, the number of shares of common stock beneficially owned by a specified person or group includes shares issuable pursuant to convertible securities, warrants and options held by such person or group that may be converted or exercised within 60 days after January 12, 2005. Such shares are deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by such person or group but are not deemed to be outstanding for the purpose of computing the percentage of the class beneficially owned by any other person or group.

The persons named in the table gave us the stock ownership information about themselves. Except as explained in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as beneficially owned by them.

	Amount and Nature of Beneficial Ownership
	Common Stock Beneficially Owned Excluding Options	Stock Options Exercisable Within 60 Days After January 12, 2005	Total Common Stock Beneficially Owned	Percent of Class Beneficially Owned
Principal Shareholders
Columbia Wanger Asset Management LP(1)	3,366,000	—	3,366,000	13.05%
General Atlantic Partners, LLC(2)	2,501,600	—	2,501,600	9.70
Wellington Management Company, LLP(3)	1,765,100	—	1,765,100	6.85
Wells Capital Management Incorporated (4)	1,706,200	—	1,706,200	6.62
Heartland Advisors, Inc.(5)	1,542,700	—	1,542,700	5.98

Executive Officers and Directors
Martin D. Avallone(6) Vice President, General Counsel and Secretary	45,848	167,700	213,548	*

Michael J. Casey(7) Former Chief Financial Officer, Vice President of Finance and Treasurer	5,507	47,500	53,007	*

George A. Chamberlain 3d(8) Director	11,056	99,058	110,114	*

Richard C. Cook(6)(9) President, Chief Executive Officer and Director	119,925	583,350	703,275	2.67

Edward J. Kfoury(10) Director	42,209	94,668	136,877	*

W. David Morgan Interim Chief Financial Officer	—	—	—	*

Julia B. North(11) Director	3,618	75,124	78,742	*

Terry H. Osborne(12) Director	9,142	88,307	97,449	*

Peter E. Reilly(13) Retired Chief Operating Officer	81,950	337,500	419,450	1.61

H. Mitchell Watson, Jr.(14) Director	39,953	101,226	141,179	*

All directors and executive officers as a group (10 persons)	359,208	1,594,433	1,953,641	7.14

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)	As of December 31, 2004, per Columbia Wanger Asset Management LP, a registered investment advisor, has shared voting and investment power with respect to all of the common stock shown. The address of Columbia Wanger Asset Management LP is 227 West Monroe Street, Suite 3000, Chicago, Illinois, 60606.
(2)	Includes 1,468,091 shares of common stock held by General Atlantic Partners 21, L.P., or GAP 21; 313,723 shares of common stock held by GAP Coinvestment Partners L.P., or GAP Coinvestment; and

719,786 shares of common stock held by General Atlantic Partners 32, L.P., or GAP 32. As a result of the foregoing, GAP Coinvestment, GAP 21, GAP 32, and General Atlantic Partners, LLC, or GAP LLC, the sole general partner of GAP 21 and GAP 32, which we refer to collectively as the GAP Entities, own beneficially a total of 2,501,600 shares of common stock. The GAP Members disclaim beneficial ownership of such shares, except to the extent of each member’s pecuniary interest therein. The address of GAP LLC is 3 Pickwick Plaza, Greenwich, Connecticut 06830.

(3)	As of September 30, 2004, per Wellington Management Company, LLP, a registered investment management firm. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.
(4)	According to Schedule 13G dated December 31, 2004, Wells Fargo & Company and Wells Capital Management Incorporated, a registered investment advisory firm, together beneficially own 1,706,200 shares of common stock, have sole voting power with respect to 1,648,300 shares of common stock and sole dispositive power with respect to 1,706,200 shares of common stock. The address of Wells Fargo & Company is 420 Montgomery Street, San Francisco, California 94104 and the address of Wells Capital Management Incorporated is 525 Market Street, 10th Floor, San Francisco, California 94105.
(5)	According to Amendment No. 6 to Schedule 13G dated December 31, 2004, Heartland Advisors, Inc. and William J. Nasgovitz together beneficially own 1,542,700 shares of common stock, have shared voting power with respect to 1,395,100 shares of common stock and shared investment power with respect to 1,542,700 shares of common stock. The address of Heartland Advisors, Inc. and William J. Nasgovitz is 789 North Water Street, Milwaukee, Wisconsin 53202.
(6)	Includes the following shares of restricted common stock issued on August 19, 2003, for which the officer has voting rights but does not have the right to dispose of the stock until August 19, 2006, provided the officer is still employed by us. If the stock price is sustained at or above $15.00 per share for 90 of the last 180 trading days of the restricted period, then an additional 50% of shares will be awarded. The shares granted are as follows:
•	25,000 shares for Mr. Avallone
•	50,000 shares for Mr. Cook
(7)	The amount of common stock beneficially owned by Mr. Casey is based on the amount of common stock owned as reported on his last filed Form 4 on December 17, 2004, less 30,000 shares of restricted stock which were canceled upon the effective date of his resignation.
(8)	Includes 22,512 shares of common stock subject to options which Mr. Chamberlain has gifted to his grandchildren and as to which he disclaims beneficial ownership. Also includes a right to receive 7,046 shares of common stock granted to Mr. Chamberlain under the 1998 Director Stock Incentive Plan, which vest 30 days after termination of his service as a director.
(9)	Includes 200 shares of common stock owned by Mr. Cook’s wife.
(10)	Includes 2,500 shares of common stock held by the Patricia A. Kfoury Revocable Trust u/d/t/ dated April 21, 1998 for the benefit of Mr. Kfoury’s wife.
(11)	Includes a right to receive 11,124 shares of common stock granted to Ms. North under the 1998 Director Stock Incentive Plan, 7,259 of which vest in equal installments over a three year period after the termination of her service as a director and 3,865 of which vest 30 days after the termination of her service as a director.
(12)	Includes a right to receive 5,307 shares of common stock granted to Mr. Osborne under the 1998 Director Stock Incentive Plan, which vest 30 days after the termination of his service as a director.
(13)	The amount of common stock beneficially owned by Mr. Reilly was determined by using the amount of common stock owned as reported on his last filed Form 4 on June 30, 2004. The common stock and the common stock options reported are currently owned by Mr. Reilly’s estate.
(14)	Includes 5,000 shares of common stock owned by Mr. Watson’s wife, 4,701 shares of common stock subject to options which Mr. Watson has gifted to his children and as to which he disclaims beneficial ownership, and a right to receive 16,708 shares of common stock granted to Mr. Watson under the 1998 Director Stock Incentive Plan which vest 30 days after the termination of his service as a director.

Please also refer to Item 5 of the company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, which was filed with the SEC on December 12, 2004.

ITEM 13.	Certain Relationships and Related Transactions.

During fiscal year 2004, there were no relationships or transactions between us and any of our affiliates that were required to be reported pursuant to this Item 13.

ITEM 14.	Principal Accountant Fees and Services.

Audit Fees.

PricewaterhouseCoopers LLP billed aggregate fees of $698,000 and $673,000 in fiscal years 2004 and 2003, respectively, for professional services rendered for the audit of our annual financial statements and for the review of financial statements included in our Quarterly Reports on Form 10-Q for fiscal years 2004 and 2003, respectively, and for statutory and regulatory audits required for foreign jurisdictions.

Audit-Related Fees.

PricewaterhouseCoopers LLP billed aggregate fees of $50,000 and $35,000 in fiscal years 2004 and 2003, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and employee benefit plan audits.

Tax Fees.

PricewaterhouseCoopers LLP billed aggregate fees of $124,000 and $128,000 in fiscal years 2004 and 2003, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.

PricewaterhouseCoopers LLP billed aggregate fees of $47,000 and $0 in fiscal years 2004 and 2003, respectively, for products and services other than those described above under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.” Other fees in fiscal 2004 were comprised of fees billed for our equity-based compensation plans and severance charge issues, and for a Sarbanes-Oxley compliance assessment.

Audit Committee Review.

As described in the charter of the audit committee, it is the audit committee’s policy and procedure to review and consider and ultimately pre-approve, where appropriate, all audit and non-audit engagement services to be performed by our independent auditors. In accordance with our audit committee charter, the committee has approved certain “audit services” for fiscal year 2005 and has pre-approved certain “audit-related services,” “tax services” and “other services” to be provided until the next audit engagement is approved by the audit committee, in each case after obtaining an understanding of the services and subject to a specific budget. In cases of future services, based on an understanding of the specific scope of the services, the chair of the audit committee has the delegated authority to pre-approve the provision of services, and such approvals are then communicated to the full audit committee. All of the “audit services,” “audit-related services,” “tax services” and “other services” provided by PricewaterhouseCoopers LLP during the 2004 fiscal year were pre-approved by the audit committee in accordance with the audit committee charter.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)3. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 27, 2005.

MAPICS, Inc.

By:	/S/ MARTIN D. AVALLONE
Martin D. Avallone
Vice President, General Counsel and Secretary

Date:	January 27, 2005