Form 10-Q
period 2004-12-31
MAPICS INC
filed 2005-02-08
CIK 848551

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of shares of the registrant’s common stock outstanding at February 2, 2005 was 25,869,587.

MAPICS, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended December 31, 2004

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	December 31, 2004	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$34,696	$26,407
Accounts receivable, net of allowances of $3,260 at December 31, 2004 and $3,111 at September 30, 2004	41,647	36,275
Deferred royalties	8,215	8,593
Deferred commissions	6,649	7,166
Prepaid expenses and other current assets	4,041	4,189
Deferred income taxes, net	2,999	3,364

Total current assets	98,247	85,994
Non-current assets:
Property and equipment, net	4,417	4,531
Computer software costs, net	29,034	29,307
Other intangible assets, net	5,461	5,917
Goodwill	42,492	42,492
Non-current deferred income taxes, net	12,824	15,318
Other non-current assets, net	541	765

Total assets	$193,016	$184,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,287	6,707
Accrued expenses and other current liabilities	29,297	27,490
Restructuring reserve, current	1,182	1,808
Deferred license revenue	15,952	16,199
Deferred services revenue	62,417	60,875

Total current liabilities	115,135	113,079
Non-current liabilities:
Restructuring reserve, non-current	1,753	1,899
Other non-current liabilities	486	575

Total liabilities	117,374	115,553

Shareholders’ equity:
Common stock, $0.01 par value; 90,000 shares authorized, 26,152 shares issued and 25,801 shares outstanding at December 31, 2004; 26,152 shares issued and 25,605 shares outstanding at September 30, 2004	262	262
Additional paid-in capital	93,110	93,295
Accumulated deficit	(13,390)	(18,497)
Restricted stock compensation	(836)	(1,119)
Accumulated other comprehensive loss	(472)	(520)
Treasury stock-at cost; 351 shares at December 31, 2004 and 547 shares at September 30, 2004	(3,032)	(4,650)

Total shareholders’ equity	75,642	68,771

Total liabilities and shareholders’ equity	$193,016	$184,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2004	2003
Revenue:
License	$14,528	$11,693
Support services	29,652	27,198
Implementation and consulting services	4,155	4,144

Total revenue	48,335	43,035

Operating expenses:
Cost of license revenue	4,709	4,997
Cost of support services revenue	8,883	8,115
Cost of implementation and consulting services revenue	3,902	4,772
Selling and marketing	12,425	11,804
Product development	4,254	3,630
General and administrative	5,394	5,939

Total operating expenses	39,567	39,257

Income from operations	8,768	3,778
Other:
Interest income	108	40
Interest expense	(69)	(193)

Income before income tax expense	8,807	3,625
Income tax expense	3,699	1,341

Net income	$5,108	$2,284

Net income per common share (basic)	$0.20	$0.10

Weighted average number of common shares outstanding (basic)	25,506	23,000

Net income per common share (diluted)	$0.19	$0.09

Weighted average number of common shares and common equivalent shares outstanding (diluted)	26,268	25,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAPICS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31
	2004	2003
Cash flows from operating activities:
Net income	$5,108	$2,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	633	696
Amortization of computer software costs	2,324	2,940
Amortization of intangible assets	456	456
Amortization of debt issue costs	33	64
Provision for bad debts	743	704
Deferred income taxes	3,147	1,354
Other non-cash items, net	(6)	11
Changes in operating assets and liabilities:
Accounts receivable	(5,123)	4,766
Deferred royalties	542	1,186
Deferred commissions	726	970
Prepaid expenses and other current assets	222	952
Other non-current assets	206	265
Accounts payable	(700)	(724)
Accrued expenses and other current liabilities	1,768	(6,758)
Restructuring reserve, current and non-current	(824)	(1,260)
Deferred license revenue	(544)	(2,294)
Deferred service revenue	402	(5,792)
Other non-current liabilities	(80)	(79)

Net cash provided (used) by operating activities	9,033	(259)

Cash flows from investing activities:
Purchases of property and equipment	(471)	(420)
Additions to computer software costs	(1,972)	(2,563)

Net cash used for investing activities	(2,443)	(2,983)

Cash flows from financing activities:
Proceeds from stock options exercised	1,203	1,838
Proceeds from employee stock purchases	222	264
Proceeds from revolving credit facility	—	1,500
Principal repayments of long-term debt	—	(1,250)
Payment of debt issue costs	—	(9)

Net cash provided by financing activities	1,425	2,343

Effect of exchange rate changes on cash	274	142

Net increase (decrease) in cash and cash equivalents	8,289	(757)
Cash and cash equivalents at beginning of period	26,407	21,360

Cash and cash equivalents at end of period	$34,696	$20,603

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

We have prepared the accompanying financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. As permitted by the rules of the SEC applicable to quarterly reports on Form 10-Q, these financial statements are condensed and consolidated, consisting of the condensed financial statements of MAPICS, Inc. and our subsidiaries. We also have condensed these notes, and they do not contain all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

We operate on a fiscal year ending September 30th. The terms “fiscal 2002”, “fiscal 2003”, “fiscal 2004” refer to our fiscal years ended September 30, 2002, 2003, and 2004. The term “fiscal 2005” refers to our fiscal year ending September 30, 2005. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

(2) Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No.123,” we continue to apply the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock option plans and our employee stock purchase plan and the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148. We did not record stock-based compensation expense related to outstanding stock options in the three months ended December 31, 2004 and 2003, as all options granted under our plans had an exercise price equal to fair market value at the grant date.

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

	Three Months Ended December 31,
	2004	2003
Net income, as reported	$5,108	$2,284
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	650	794

Pro forma net income	$4,458	$1,490

Earnings per share:
Basic – as reported	$0.20	$0.10
Basic – pro forma	$0.17	$0.07
Diluted – as reported	$0.19	$0.09
Diluted – pro forma	$0.17	$0.06

(3) Revenue Recognition

We generate revenues primarily by licensing software, providing software support and maintenance and providing professional services to our customers. We record all revenues in accordance with the guidance provided by Statement of Position (SOP) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2, ‘Software Revenue Recognition, with Respect to Certain Transactions’,” Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” SAB 104, “Revenue Recognition,” and American Institute of Certified Public Accountants (AICPA) Technical Practice Aid (TPA) 5100.53, “Fair Value of PCS in a Short-Term Time-Based License and Software Revenue Recognition.”

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

The license agreements for our software products include a limited express warranty. The warranty provides that the product, in its unaltered form, will perform substantially in accordance with our related documentation for a period of up to 90 days from delivery in most cases. A small percentage of our contracts have limited express warranties that cover a period of up to three years. These contracts relate to the SyteLine® product acquired in our February 2003 acquisition of Frontstep, Inc. No new contracts containing this specific type of warranty are planned to be used in the future. If the product does not perform substantially in accordance with the documentation, we may repair or replace the product or terminate the license and refund the license fees paid for the product. All other warranties are expressly disclaimed. In addition to this warranty and in return for the payment of annual license or support fees, we provide customers with available annual maintenance services that include electronic usage support and defect repairs. In most instances, a product workaround and repair can be made and such repairs are delivered as part of maintenance services. Historically, we have not experienced any significant warranty claim losses related to our products, and we have no reason to believe that we will incur any material claim losses in the future.

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

(4) Computation and Presentation of Net Income Per Common Share

We apply SFAS No. 128, “Earnings Per Share,” which requires us to present “basic” and “diluted” net income per common share for all periods presented in the statements of operations. We compute basic net income per common share, which excludes dilution, by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if holders of our unvested restricted common stock, common stock options and common stock warrants converted, became vested in or exercised their holdings into common stock that then shared in our earnings.

The following table presents the calculations of basic and diluted net income per common share or common share equivalent (in thousands, except per share data):

	Three Months Ended December 31,
	2004	2003
Basic net income per common share:
Net income	$5,108	$2,284

Weighted average common shares outstanding	25,506	23,000

Basic net income per common share	$0.20	$0.10

Diluted net income per common share:
Net income	$5,108	$2,284

Weighted average common shares outstanding	25,506	23,000
Common share equivalents:
Convertible preferred stock	—	1,514
Unvested restricted stock, common stock options and common stock warrants	762	1,414

Weighted average common shares and common equivalent shares	26,268	25,928

Diluted net income per common share	$0.19	$0.09

(5) Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Net income	$5,108	$2,284
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	48	(234)

Comprehensive income	$5,156	$2,050

(6) Income Taxes

The reported income tax expense for the three months ended December 31, 2004 was calculated based on our projected annual effective tax rate of 42.0%. For the three months ended December 31, 2003, our reported income tax was calculated based upon an overall effective tax rate of 37.0%. The reported income tax expense for the three months ended December 31, 2004 differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense primarily due to the impact of state and foreign taxes and changes in the valuation allowance. The reported income tax expense for the three months ended December 31, 2003 differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense primarily due to the impact of state and foreign income taxes.

At December 31, 2004, we had domestic federal net operating loss (NOL) carryforwards of $29.8 million and research and experimentation and other credit carryforwards of $9.5 million. At December 31, 2004, we also had $15.7 million of foreign NOL carryforwards. The domestic NOL carryforwards and tax credits at December 31, 2004 expire between fiscal 2005 and fiscal 2023. The utilization of a significant portion of the domestic NOL carryforwards and tax credits is limited on an annual basis due to various changes in the ownership of MAPICS and previously acquired companies. We do not believe that these limitations will significantly impact our ability to utilize the NOL carryforwards of MAPICS, Frontstep and a previously acquired company, Pivotpoint, Inc., and MAPICS and Pivotpoint’s tax credits before they expire. However, we estimate that these limitations will impact our ability to utilize Frontstep’s tax credits. As a result, a significant portion of these credits is included in our valuation allowance in connection with the purchase price allocation of Frontstep. We also increased our valuation allowance for certain of our foreign NOL carryforwards as follows:

Changes in deferred income tax valuation allowances (in thousands):

	Three Months Ended December 31,
	2004	2003
Beginning balance	$(4,722)	$(4,420)
Additions to valuation allowance	(115)	—

Ending Balance	$(4,837)	$(4,420)

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

(7) Intangible Assets

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

Amortized Intangible Assets (in thousands):

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Installed customer base and affiliate network	$8,334	$(6,519)	$1,815
Maintenance contracts	4,847	(1,777)	3,070
Tradenames and trademarks	909	(333)	576

Total	$14,090	$(8,629)	$5,461

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Installed customer base and affiliate network	$8,334	$(6,350)	$1,984
Maintenance contracts	4,847	(1,535)	3,312
Tradenames and trademarks	909	(288)	621

Total	$14,090	$(8,173)	$5,917

We acquired $5.8 million of identifiable intangible assets as part of the Frontstep acquisition. These assets consisted of a $0.9 million tradename and $4.8 million in maintenance contracts and are being amortized over the remaining estimated life. The weighted average amortization lives of the acquired tradename and maintenance contracts is 5 years.

The $8.3 million of installed customer base and affiliate network consists of the $6.0 million MAPICS installed customer base intangible asset and the acquired $2.3 million Pivotpoint installed customer base intangible asset. The weighted average amortization lives of the installed customer base and affiliate network is 13 years. All of our intangible assets will be fully amortized by February 2008.

Aggregate Amortization Expense (in thousands):

Three Months Ended December 31, 2004
Aggregate amortization expense	$456

Estimated Amortization Expense for the Fiscal Years Ending (in thousands):

September 30, 2005	$1,825
September 30, 2006	$1,825
September 30, 2007	$1,621
September 30, 2008	$647

(8) Restructuring and Exit Costs Reserve

We recorded restructuring costs of $4.7 million in fiscal 2002 principally resulting from a five-year agreement with an offshore information technology services company to perform a variety of our ongoing product development activities. During fiscal 2003, we recorded exit costs of $8.0 million relating to the Frontstep acquisition, of which $6.2 million was included in the cost of the acquisition and recorded in the purchase price allocation. We recorded the remaining $1.8 million in exit costs as restructuring costs in our consolidated statement of operations for fiscal 2003. The $8.0 million of exit costs included employee severance and related costs for approximately 175 employees from all areas of the combined company. During fiscal 2004, we recorded exit costs of $2.6 million primarily related to a work force reduction in our North America and Latin America (Americas) region and our Europe, Middle East and Africa (EMEA) region, which were included in restructuring costs in our consolidated statement of operations.

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

We accounted for the remaining $1.8 million of exit costs during fiscal 2003 as restructuring costs on our consolidated statement of operations under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for exit or disposal activities that were initiated after December 31, 2002. These costs included $2.1 million in employee severance and related costs for approximately 90 employees from all areas of the company and a recovery of $0.3 million of a previous accrual as discussed below. Restructuring activities for comparative periods prior to the effective date of SFAS No. 146 have been accounted for in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

The $2.6 million in exit costs that we recorded in fiscal 2004 primarily related to employee severance and related costs for approximately 70 employees from all areas in our Americas and EMEA regions, The $2.6 million in exit costs were included in restructuring costs on our consolidated statement of operations and accounted for under the provisions of SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” The work force reduction during fiscal 2004 was done primarily to reduce costs.

The major components of the restructuring and exit costs reserve at December 31, 2004 were as follows (in thousands):

	Cost of Abandonment of Excess Space	Severance	Total
Fiscal 2002 Restructuring Activities
Balance at September 30, 2004	$2,274	$—	$2,274
Less: cash payments	(117)		(117)

Balance at December 31, 2004—fiscal 2002 activities	$2,157	$—	$2,157

Fiscal 2003 Restructuring Activities
Balance at September 30, 2004 – included in purchase price of Frontstep	$266	$98	$364
Less: cash payments	(35)	(37)	(72)

Balance at December 31, 2004 – fiscal 2003 activities	$231	$61	$292

Fiscal 2004 Restructuring Activities
Balance at September 30, 2004	$—	$1,069	$1,069
Less: cash payments	—	(583)	(583)

Balance at December 31, 2004 – fiscal 2004 activities	$—	$486	$486

Total restructuring reserve at December 31, 2004	$2,388	$547	$2,935

We expect future cash expenditures related to these restructuring activities to be approximately $2.9 million. We expect to pay approximately $1.2 million during the next twelve months, and we therefore have included this amount in current liabilities. We expect to pay the remaining $1.7 million before or during the fiscal year ending September 30, 2007.

As shown in the table above, our restructuring and exit costs reserve at December 31, 2004 is comprised of the estimated excess lease and related costs associated with vacated office space and costs accrued for employee severance and related costs associated with work force reductions. We could incur additional restructuring charges if operating results require us to further reduce our work force. Additionally, we could incur additional restructuring charges or reverse prior charges in the event that the underlying assumptions used to develop our estimates of excess lease costs change, such as the timing and the amount of any sublease income. Depending on market conditions for office space and our ability to secure a suitable subtenant and sublease for the space, which to date we have not secured for all space, we may revise our estimates of the excess lease costs and the timing and amount of sublease income and, as a result, incur additional charges or credits to our restructuring and exit costs reserve as appropriate.

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

Change of control agreements: We are a party to change of control employment agreements and term employment agreements with certain of our executive officers and key employees. Information regarding these agreements is contained in “Item 11. Executive Compensation – Employment Agreements,” in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004.

Termination of our Merger Agreement with Infor: MAPICS and Infor signed an Agreement and Plan of Merger on January 26, 2005 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, in the event that the Merger Agreement is terminated by Infor for specific reasons or by us for specific reasons as described in the Merger Agreement, we will be obliged to pay Infor a $12 million Break Up Fee plus reasonable out of pocket expenses incurred up to a capped amount.

See “Item 1. Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 for further additional discussion regarding our commitments and contingencies.

(10) Operating Segments and Geographic Information

We have three operating segments for which we evaluate our business and for which we have discrete financial information available. These operating segments include 1) selling software to customers in the manufacturing environment, 2) providing support services to the customers that purchase our software, and 3) providing implementation and other consulting services to customers that purchase our software. In evaluating financial performance, we focus on income (loss) from operations, which we refer to as operating profit, as a measure of a segment’s profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of certain corporate expenses. Operating profit is a relevant measure of segment profit or loss because it includes the revenue and related costs that apply to the individual segments. Interest, taxes and allocation of certain corporate expenses are not related specifically to the operating segments. We include other operating costs, including marketing, product development, and general and administrative expenses, in the presentation of reportable segment information because these expenses are not allocated separately to our operating segments. We do not utilize assets as a measure of a segment’s performance. We review assets at the enterprise level and thus do not include them in our segment disclosure.

The following table includes interim financial information for the three months ended December 31, 2004 and 2003 related to our segments. The information presented below may not be indicative of results if the segments were independent organizations (in thousands).

	Software	Support	Implementation and Consulting	Other Operating Costs	Total
Three Months Ended December 31, 2004:
Revenue from unaffiliated customers	$14,528	$29,652	$4,155	$—	$48,335

Income (loss) from operations	$(863)	$20,768	$254	$(11,391)	$8,768

Three Months Ended December 31, 2003:
Revenue from unaffiliated customers	$11,693	$27,198	$4,144	$—	$43,035

Income (loss) from operations	$(3,046)	$19,083	$(628)	$(11,631)	$3,778

Our principal administrative, marketing, product development and support operations are located in the United States. Areas of operation outside of the United States include EMEA, Asia Pacific and Latin America. In addition to the operating segments disclosed above, we regularly prepare and evaluate separate financial information for each of our principal geographic areas: 1) the Americas, 2) EMEA and 3) Asia Pacific. In evaluating financial performance, we focus on operating profit as a measure of a geographic area’s profit or loss. Operating profit for this purpose is income before interest, taxes and allocation of certain corporate expenses. We include our corporate division in the presentation of geographic area information because some of the income and expenses of this division are not allocated separately to the geographic areas. We have not allocated a portion of the product development costs of $3.9 million for the three months ended December 31, 2004 and $3.5 million for the three months ended December 31, 2003 incurred in the United States to the other geographic areas, We also have not allocated administrative costs of $3.6 million for the three months ended December 31, 2004 and $4.6 million for the three months ended December 31, 2003 incurred in the United States to the other geographic areas.

The following table includes interim financial information for the three months ended December 31, 2004 and 2003 related to our geographic areas. The information presented below may not be indicative of results if the geographic areas were independent organizations (in thousands).

	Americas	EMEA	Asia Pacific	Corporate	Total
Three Months Ended December 31, 2004:
Revenue from unaffiliated customers	$35,486	$9,486	$3,363	$—	$48,335

Income (loss) from operations	$7,816	$302	$650	$—	$8,768

Three Months Ended December 31, 2003:
Revenue from unaffiliated customers	$32,507	$7,700	$2,828	$—	$43,035

Income (loss) from operations	$3,272	$73	$545	$(112)	$3,778

(11) Recently Issued or Adopted Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment”, which will become effective for interim or annual periods on or after June 15, 2005. This statement will become effective for our fourth quarter ending September 30, 2005. The statement requires companies to recognize, as an operating expense, the estimated fair value of share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans. The expense will be recognized over the requisite service period based upon the fair value of the award as measured at the grant date. We will utilize the modified prospective application method to implement this statement. The modified prospective application method will require us to recognize as compensation expense the estimated fair value of newly awarded share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans. This method also requires us to recognize as compensation expense previously awarded outstanding share-based payments that are modified, repurchased or cancelled after the effective date of the statement. For outstanding awards for which the requisite service period has not been rendered as of the effective date of the statement, we will recognize compensation expense over the remaining service period using the compensation expense calculated for our pro forma disclosure under SFAS 123. At December 31, 2004, unamortized compensation expense as determined in accordance with SFAS 123 was $1.9 million.

The American Jobs Creation Act of 2004 (the Act) was signed into law on October 22, 2004. The Act has several provisions that may impact our future income taxes. The Act provides a deduction for income from qualified domestic production activities; a two-year phase out of the existing extra-territorial income (ETI) exclusion for foreign sales; and, a special dividends received deduction for certain dividends received from controlled foreign corporations through September 2006.

Under the guidance provided by SFAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS 109, “Accounting for Income Taxes”. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. The impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We have not completed our analysis of the expected impact of the deduction for qualified domestic production activities on our financial statements. This provision will not be effective until fiscal 2006. We do not anticipate that the phase out of the ETI exclusion will have a significant impact on our expected overall effective tax rate in fiscal 2005 and fiscal 2006.

SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004”, provides guidance with regard to the effects of the “one-time” repatriation of funds from our foreign subsidiaries. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act. As such, we are not in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted back to the United States.

EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” allows operating segments that do not meet the quantitative thresholds to be aggregated only if (1) the aggregation is consistent with the objective and basic principles of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (2) the segments have similar economic characteristics and (3) the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS No. 131. Prior to EITF Issue No. 04-10, segments could only be aggregated if they met the first two requirements and all of the aggregation criteria in (a)-(e) listed in paragraph 17 of SFAS No. 131. EITF Issue No. 04-10 was ratified on October 13, 2004, but has not yet been adopted. It is expected to be adopted during and be effective for our fiscal year ending September 30, 2005. We do not believe that EITF Issue No. 04-10 will have an impact on the way we currently present our segments in accordance with SFAS No. 131.

(12) Subsequent Event

On January 26, 2005 we signed a definitive agreement for us to be acquired in a purchase transaction by Infor Global Solutions Topco Ltd (“Infor”). Under the terms of the agreement, Infor has agreed to pay $12.75 per common share in cash to MAPICS shareholders. As of the date of the agreement, we had approximately 27.2 million shares outstanding on a fully diluted basis. The MAPICS Board of Directors has unanimously approved the agreement. The transaction is expected to be completed in the second calendar quarter of 2005, our third fiscal quarter, subject to standard conditions including regulatory clearance and MAPICS shareholder approval. In the event that the agreement is terminated by Infor for specific reasons or by us for specific reasons as described in the agreement, we will be obliged to pay Infor a $12 million Break Up Fee plus reasonable out of pocket expenses incurred up to a capped amount. On January 27, 2005 we filed a Current Report on Form 8-K that contains the related agreement and plan of merger. Please refer to this filing on Form 8-K for additional information regarding the agreement.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes contained in “Item 1. Financial Statements” in Part I of this report and our consolidated financial statements for the fiscal year ended September 30, 2004 filed with the SEC as part of our Annual Report on Form 10-K for that fiscal year. The following discussion and analysis (and other portions of this report) contains forward-looking statements relating to our future financial performance, business strategy, financing plans, ability to close the transaction with Infor, and other future events that involve uncertainties and risks. Our actual results could differ materially from the results anticipated by these forward-looking statements as a result of many known and unknown factors that are beyond our ability to control or predict, including but not limited to those discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance” contained in the above-referenced Form 10-K and also discussed in our press release related to the Infor acquisition filed on Form 8-K on January 27, 2005. The cautionary statements made in those filings are applicable to all related forward-looking statements wherever they appear in this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” in “Item 1. Business” of that Form 10-K.

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

We principally generate revenue from the licensing of software and the delivery of support and implementation services to mid-market discrete and batch-process manufacturing enterprises. Mid-market enterprises are generally those manufacturing operations that generate between $20 million and $1 billion in annual revenues. Our ability to maintain or grow our license or services revenue depends on a variety of factors, including the capital spending of the mid-market manufacturers that we serve. We have three operating segments for which we evaluate our business and for which we have discrete financial information available. These operating segments are “software” which includes software sales to customers in the manufacturing environment, “support” which includes maintenance and usage services to the customers that purchase our software and “implementation and consulting” which includes other professional services to customers that purchase our software.

On January 26, 2005 we signed a definitive agreement for us to be acquired in a purchase transaction by Infor Global Solutions Topco Ltd (“Infor”). Under the terms of the agreement, Infor has agreed to pay $12.75 per common share in cash to MAPICS shareholders. As of the date of the agreement, we had approximately 27.2 million shares outstanding on a fully diluted basis. The MAPICS Board of Directors has unanimously approved the agreement. The transaction is expected to be completed in the second calendar quarter of 2005, our third fiscal quarter, subject to standard conditions including regulatory clearance and MAPICS shareholder approval. In the event that the agreement is terminated by Infor for specific reasons or by us for specific reasons as described in the agreement, we will be obliged to pay Infor a $12 million Break Up Fee plus reasonable out of pocket expenses incurred up to a capped amount. On January 27, 2005 we filed a Current Report on Form 8-K that contains the related agreement and plan of merger. Please refer to this filing on Form 8-K for additional information regarding the agreement.

Summary

In the past year, there were indications of economic improvements in the U.S. and other geographic areas. We believe this improvement coupled with improvement in the overall manufacturing sector have begun to favorably impact our customers’ operations. We believe these factors have improved capital investment sentiment in several geographic areas. While signs of improvement in the global economy and general improvements in the manufacturing sector are positive developments, we believe some of our customers are still hesitant with respect to capital investment decisions. Furthermore, while economic growth is evident in the U.S. and Asia Pacific, there are now signs that this growth may be moderating. In addition, many European economies still face slow to no growth. This will continue to be a challenge to our operations as we derive a significant portion of our revenues from this region.

Our revenue and operating profits improved in the three months ended December 31, 2004 as compared with the three months ended December 31, 2003. The revenue increase was due principally to an increase in customer demand for our Syteline software solutions and improved maintenance renewal rates on the iSeries and Syteline software solutions in our North America and Latin America (the Americas) markets, our Europe, Middle East and Africa (EMEA) markets and our Asia Pacific markets. We began to release translated versions of our Syteline 7 product within our EMEA and Asia Pacific distribution channels in the third quarter of fiscal 2004.

The improvement in our operating profits was primarily due to our past restructuring efforts and improvements in our product mix. Our restructuring efforts reduced personnel and leased vacant office space over the past twelve months. This in turn lowered our direct and indirect cost of operations. Our revenue mix favored our Syteline 7 product, which has a higher operating margin than its predecessor version because of the reduced royalty expense associated with the Microsoft.net platform.

For the three months ended December 31, 2004, we funded our operations principally from cash flows from operations. Our operating cash flows showed significant improvement during the three months ended December 31, 2004 as compared with the three months ended December 31, 2003 due to improved operating results. Our operating cash flow for the three months ended December 31, 2003 was lower due to less favorable operating results than in the current period and the timing of payments of operating liabilities.

During the three months ended December 31, 2004, we incurred $0.3 million in total internal and external costs related to compliance with Sarbanes-Oxley requirements. These compliance costs may cause a significant increase in our general and administrative expenses in fiscal 2005. As a result of our compliance efforts in fiscal 2005 we believe our earnings per share will be negatively impacted by $0.03 to $0.04 per share, or approximately $0.8 million to $1.1 million based upon our weighted average shares outstanding (diluted) as of December 31, 2004.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

For the three months ended December 31, 2004, total revenue increased $5.3 million or 12.3% while total operating expenses increased $0.3 million or 0.8% from the year earlier quarter. This contributed to a 122% increase in net income to $5.1 million, or $0.19 per share (diluted), for the three months ended December 31, 2004 compared to net income of $2.3 million, or $0.09 per share (diluted), for the three months ended December 31, 2003

The following table presents our statements of operations data as a percentage of total revenue for the three months ended December 31, 2004 and 2003:

	Three Months Ended December 31,
	2004	2003
Revenue:
License	30.1%	27.2%
Support services	61.3	63.2
Implementation and consulting services	8.6	9.6

Total revenue	100.0	100.0

Operating expenses:
Cost of license revenue	9.7	11.6
Cost of support services revenue	18.4	18.9
Cost of implementation and consulting services revenue	8.1	11.1
Selling and marketing	25.7	27.4
Product development	8.8	8.4
General and administrative	11.2	13.8

Total operating expenses	81.9	91.2

Income from operations	18.1	8.8
Interest income	0.2	0.1
Interest expense	(0.1)	(0.4)

Income before income tax expense	18.2	8.5
Income tax expense	7.7	3.1

Net income	10.5%	5.4%

Total Revenue

The following table shows license, support services and implementation and consulting services revenue for the three months ended December 31, 2004 and 2003 and the percentage from the 2003 period to the 2004 period (in thousands):

	Three Months Ended
	December 31, 2004	Change %	December 31, 2003
License revenue:
License volume	$14,284	55.1	$9,212
Recognized deferred license revenue, net (1)	244	(90.2)	2,481

Total license revenue	14,528	24.2	11,693

Support services revenue	29,652	9.0	27,198
Implementation and consulting services revenue	4,155	3	4,144

Total revenue	$48,335	12.3	$43,035

(1)	Reflects total time-based license revenue deferred in the periods presented less the total of license revenue recognized in the periods presented that was previously deferred.

Total revenue for the three months ended December 31, 2004 increased by $5.3 million as compared with the three months ended December 31, 2003. The revenue increase was due principally to increased demand for our Syteline software solutions in both the Americas and in our EMEA and Asia Pacific markets. We began to release translated versions of our Syteline 7 product within our EMEA and Asia Pacific distribution channels in the third quarter of fiscal 2004. Total Syteline solutions license and support service revenue increased $4.6 million or 32% to $19.1 million in the three months ended December 31, 2004 as compared with $14.5 million in the same period last year. Total iSeries solutions and other product license and support service revenue increased $0.7 million or 3% to $25.1 million in the three months ended December 31, 2004 as compared with $24.4 million in the same period last year.

License Revenue

Total license revenue increased $2.8 million during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. The increase is principally due to an increase of $5.1 million in license volume offset by a $2.2 million decrease in net recognized deferred license revenue related to our MAPICS ERP for iSeries products. The increase in license volume is comprised of a $3.1 million increase for our Syteline solution and a $2.0 million increase for our iSeries solution and other products. The $3.1 million of Syteline license volume is under perpetual licenses pursuant to which revenue is recognized in the current period. The $2.0 million of iSeries license volume is under annual renewable term licenses pursuant to which revenue is deferred and recognized ratably over the next twelve months.

As such, the $2.8 million increase in license revenue for the three months ended December 31, 2004 consists of the $3.1 million increase in Syteline license revenue offset by a decrease of $0.3 million in iSeries and other product license revenue. The decrease in iSeries and other product license revenue is due to lower license volume in the twelve months prior to December 31, 2004 as opposed to the twelve months prior to December 31, 2003. Because we have experienced increases in iSeries license volume in the past two quarters, we do not believe the revenue declines constitute a trend for the iSeries product. As this increased iSeries license volume is recognized as revenue over the next twelve months, iSeries license revenue should improve.

The increase in license volume for our Syteline solution is due to increased demand for these products in the Americas and greater penetration of the Syteline 7 product in EMEA and Asia Pacific. We released translated versions of the Syteline 7 product into our distribution channels serving these geographic areas in June 2004. We believe the Syteline 7 product is now gaining acceptance by our customers in these regions and has started to generate demand and increased license volume. The increase in license volume for the iSeries solution and other products is due to increased sales of add-on products to existing customers and a few larger new implementations. The decrease in net deferred license revenue recognized is from our MAPICS ERP for iSeries license agreements, which are typically deferred and amortized ratably over a twelve-month period. This $2.2 million decrease in net recognized deferred license revenue is primarily attributable to higher license volume for our Syteline solutions in the three months ended December 31, 2004 as compared with the three months ended December 31, 2003. Our Syteline solutions are licensed under perpetual licenses pursuant to which revenue is recognized in the current period rather than deferred and recognized ratably in future periods. The increase in Syteline solution license volume was explained in the preceding paragraphs.

For the three months ended December 31, 2004, we executed 352 transactions with an average contract price of $41,000. This compares to 262 transactions in the three months ended December 31, 2003 with an average contract price of $35,000. The increase in the number of transactions for the three months ended December 31, 2004 is principally due to the increase in licensing transactions with our customers for the Syteline solutions, particularly the Syteline 7 product as our customers continue to transition to the this Mircosoft.net platform product worldwide. The total number of iSeries solutions and other product transactions in the three months ended December 31, 2004 was consistent with the three months ended December 31, 2003. The increase in average contract price was due to the increase in iSeries add-on transactions, which have a higher average contract price.

Support Service Revenue

Our support services revenue consists of annual license fees and annual support fees, which are typically paid in advance. The annual fees entitle the customer to receive twelve months of support services, as available. We record these annual fees as services revenue and recognize this revenue ratably over the term of the agreement. Support services revenue increased by $2.5 million for the three months ended December 31, 2004 as compared with the three months ended December 31, 2003 due to a $1.1 million increase in support service revenue for the iSeries solution and other products and a $1.4 million increase in Syteline solutions support services revenue. The increase in iSeries support services revenue is principally due to increased renewal rates in the twelve months preceding December 31, 2004 versus the twelve months preceding December 31, 2003 for existing support customers and the addition of new support customers derived from new licensing transactions over the past twelve months. The increase in Syteline support service revenue is principally due to the growth in new licensing transactions over the past twelve months and an increase in the maintenance renewal rates in the past twelve months.

Implementation and Consulting Services

Our implementation and consulting services revenue is generated by our professional services organization, which may be hired by our customers on a contract basis to provide consulting and implementation services relating to our products and the products of our solution partners. Implementation and consulting service revenue of $4.2 million for the three months ended December 31, 2004 was consistent with implementation and consulting service revenue of $4.1 million for the three months ended December 31, 2003.

Geographic Revenue Information

Our operations are conducted principally in (1) the Americas, (2) EMEA, and (3) Asia Pacific. The following table shows the percentage of software license revenue, support services revenue, implementation and consulting services revenue and total revenue contributed by each of our primary geographic areas for the three months ended December 31, 2004 and 2003:

	License Revenue		Support Revenue		Implementation and Consulting Revenue		Total Revenue
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Americas	72.2%	74.8%	75.2%	77.5%	64.5%	64.4%	73.4%	75.5%
EMEA	18.7	18.3	19.3	17.2	25.2	21.3	19.6	17.9
Asia Pacific	9.1	6.9	5.5	5.3	10.3	14.3	7.0	6.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

For the three months ended December 31, 2004, total revenue by geographic area as a percentage of total revenue increased for both EMEA and Asia Pacific and decreased for the Americas as compared with the three months ended December 31, 2003. While the Americas grew the dollar amount of revenue more than EMEA and Asia Pacific, EMEA and Asia Pacific revenue grew at a greater percentage of total revenue than the Americas in the three months ended December 31, 2004. For the three months ended December 31, 2004 as compared with the three months ended December 31, 2003, total revenue for the Americas grew by $3.0 million or 9%, total revenue for EMEA grew by $1.8 million or 23% and total revenue for Asia Pacific grew by $0.5 million or 19%. The higher percentage growth rates in EMEA and Asia Pacific are in part due to the release of translated versions of Syteline 7 in these geographic areas. Translated versions of Syteline 7 were not generally available until the quarter ended June 30, 2004. We believe that a contributing factor to the increase in Asia Pacific revenue is the continued economic growth in the region, which is contributing to and being fueled by the continuing trend of increased multinational manufacturing presence and outsourcing to this region. Another factor contributing to the changes in percentage of total revenues are currency fluctuations. The Euro, British Pound Sterling, Japanese Yen and Australian Dollar were approximately 7.7%, 7.5%, 4.4% and 3.8% higher against the U.S. Dollar at December 31, 2004 than at December 31, 2003.

For the three months ended December 31, 2004, license revenue by geographic area as a percentage of total license revenue increased for both EMEA and Asia Pacific and decreased for the Americas as compared with the three months ended December 31, 2003. While the Americas grew the dollar amount of license revenue more than EMEA and Asia Pacific, EMEA and Asia Pacific license revenue grew at a greater percentage of total license revenue than the Americas in the three months ended December 31, 2004.

For the three months ended December 31, 2004 as compared with the three months ended December 31, 2003, license revenue for the Americas grew by $1.7 million or 20%, license revenue for EMEA grew by $0.6 million or 27% and license revenue for Asia Pacific grew by $0.5 million or 64%.

For the three months ended December 31, 2004, support services revenue by geographic area as a percentage of total support services revenue increased for EMEA, remained consistent for Asia Pacific and decreased for the Americas as compared with the three months ended December 31, 2003. While the Americas grew the dollar amount of support services revenue more than EMEA, EMEA support services revenue grew at a higher percentage of total support services revenue than the Americas in the three months ended December 31, 2004. For the three months ended December 31, 2004 as compared with the three months ended December 31, 2003, support services revenue for the Americas grew by $1.2 million or 6%, support services revenue for EMEA grew by $1.0 million or 22% and support services revenue for Asia Pacific grew by $0.2 million or 13%.

For the three months ended December 31, 2004, implementation and consulting services revenue by geographic area as a percentage of total implementation and consulting services revenue increased for EMEA, remained consistent for the Americas and declined for Asia Pacific as compared with the three months ended December 31, 2003. EMEA grew the dollar amount of implementation and consulting services revenue more than the Americas, and Asia Pacific implementation and consulting services revenue declined slightly for the three months ended December 31 2004. For the three months ended December 31, 2004 as compared with the three months ended December 31, 2003, implementation and consulting services revenues for the Americas grew less than $0.1 million, implementation and consulting services revenue for EMEA grew $0.2 million or 19% and implementation and consulting services revenue for Asia Pacific declined by $0.2 million or 28%. The first quarter of each fiscal year is typically slow for our implementation and consulting services segment, as many customers do not undertake new implementation and consulting services projects because of the holidays. Revenue performance for this segment in this quarter of the fiscal year should not be construed as a trend and is consistent with prior periods. Additional information about our operations in these geographic areas is presented in note (10) of the notes to our condensed consolidated financial statements in this report.

Operating Expenses - Cost of Revenue

The following table shows cost of license revenue from software sales, cost of support service revenue and cost of implementation and consulting service revenue for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 (in thousands):

	Three Months Ended
	December 31, 2004	Change %	December 31, 2003
Cost of license revenue from software sales	$4,709	(5.8)	$4,997
Cost of support services revenue	8,883	9.5	8,115
Cost of implementation and consulting services revenue	3,902	(18.2)	4,772

Total cost of revenue	$17,494	(2.2)	$17,884

Cost of License Revenue

Cost of license revenue decreased $0.3 million for the three months ended December 31, 2004 compared to the three months ended December 30, 2003. The decrease was due primarily to a decrease of $0.6 million in capitalized software amortization attributable to higher amortization in the three months ended December 31, 2003 resulting from a prospective acceleration of amortization related to a change in the estimated economic lives of certain product offerings that no longer generated significant license revenue. There was no prospective acceleration of amortization in the three months ended December 31, 2004.

Slightly offsetting the decline in cost of license revenue was an increase of $0.3 million in royalty expense primarily related to our Syteline product line. License volume increased for our Syteline 6 product during the three months ended December 31, 2004. Our Syteline 6 product is based on the Progress database, which carries a higher royalty cost than our Syteline 7 product.

Cost of Support Services Revenue

Cost of support services revenue increased $0.8 million for the three months ended December 31, 2004 as compared with the three months ended December 31, 2003. The increase in cost of support services revenue was related primarily to a $0.9 million increase in support royalty fees due to favorable renewals from our existing support services customer base and the increase in license volume for both our Syteline and iSeries and other product solutions. Slightly offsetting this increase was a $0.1 million decrease in compensation and other direct costs of support services revenue as a result of our prior year restructuring efforts.

Cost of Implementation and Consulting Services Revenue

Cost of implementation and consulting services revenue decreased $0.9 million for the three months ended December 31, 2004 as compared with the three months ended December 31, 2003. A portion of the decrease was a $0.4 million decrease in implementation and consulting service personnel costs due to a reduction in implementation and consulting personnel in the Americas and EMEA. The reduction of consultants was done to align our staffing requirements with our revenue expectations for our implementation and consulting services segment. The remaining decrease in implementation and consulting services revenue was derived from a $0.5 million reduction in contractor costs and other direct implementation and consulting services costs. We utilized our employed consultants in greater capacity and relied less on contract labor during the three months ended December 31, 2004 as compared with the three months ended December 31, 2003.

Operating Expenses – Other Operating Costs

The following table shows other operating expenses for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 (in thousands):

	Three Months Ended
	December 31, 2004	Change %	December 31, 2003
Other operating expenses:
Selling and marketing	$12,425	5.3	$11,804
Product development	4,254	17.2	3,630
General and administrative	5,394	(9.2)	5,939

Total other operating expenses	$22,073	3.3	$21,373

Selling and Marketing Expenses

Selling and marketing expenses increased by $0.6 million in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. As a percentage of revenue, selling and marketing expenses decreased to 25.7% for the three months ended December 31, 2004 compared with 27.4% for the three months ended December 31, 2003. The decrease in percentage of revenue was due to fixed cost reductions and higher revenue in the quarter. The $0.6 million increase in selling and marketing expenses was attributable to an increase of $0.7 million for commissions paid to our affiliates and an increase of $0.7 million for commissions paid to our direct sales force, offset a $0.3 million decrease in compensation and benefit costs and a $0.5 million decrease in other selling and marketing expenses. The increase in commissions was due to higher levels of revenue generated by both sales channels in the period. The decrease in compensation and benefits is due to the reduction of sales and marketing personnel as part of our restructuring efforts in the prior year. The decrease in other selling and marketing is due to a decrease in advertising and other general marketing expense as we increased our direct marketing efforts.

Product Development Expenses

The following table shows information about our product development expenses during the three months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended
	December 31, 2004	Change %	December 31, 2003
Product development costs	$5,697	(4.0)	$5,936
Software translation costs	428	66.5	257

Total product development spending	6,125	(1.1)	6,193
Less:
Capitalized product development costs	(1,828)	(28.5)	(2,557)
Capitalized software translation costs	(43)	616.7	(6)

Total capitalized costs	(1,871)*	(27.0)	(2,563)

Total product development expenses	$4,254	17.2	$3,630

*	We purchased $101,000 of capitalized software in the three months ended December 31, 2004 that is not included in this table.

Total product development expenses increased $0.6 million in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. As a percentage of revenue, product development expenses increased slightly to 8.8% in the three months ended December 31, 2004 as compared with 8.4% in the three months ended December 31, 2003. The $0.6 million increase in product development expenses was the result of reduced capitalization of product development costs because capitalization of new releases of the Syteline 7 product was higher in the three months ended December 31, 2003 versus the three months ended

December 31, 2004. We did not have any new releases of the Syteline 7 product in the three months ended December 31, 2004. Product development spending in the three months ended December 31, 2004 was consistent with spending in the three months ended December 31, 2003. Product development costs were down $0.2 million, while translation costs increased by the same amount for the three months ended December 31, 2004. For the three months ended December 31, 2004, we increased spending on translation activities to broaden our language offerings for our Syteline 7 product.

Software capitalization as a percentage of total product development spending decreased to 30.5% in the three months ended December 31, 2004 from 41.4% for the three months ended December 31, 2003. This decrease was due to higher capitalization of new releases of the Syteline 7 product in the three months ended December 31, 2003 versus the three months ended December 31, 2004. Software capitalization rates generally are affected by the nature and timing of development activities and vary from period to period.

General and Administrative Expenses

General and administrative expenses decreased $0.5 million for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. As a percentage of revenue, general and administrative expenses decreased to 11.2% in the three months ended December 31, 2004 as compared with 13.8% in the three months ended December 31, 2003. The $0.5 million decrease in general and administrative expenses consisted of a $0.4 million decrease in compensation and benefits expenses due to decrease in general and administrative personnel primarily in the Americas and a $0.3 million decrease in facility and equipment related expenses, offset by a $0.2 million increase in external consulting fees related to our efforts to comply with the Sarbanes-Oxley requirements. The reduction in compensation and benefits expenses and facility and equipment related expenses are a result of our past restructuring efforts, which reduced personnel and leased office space.

Other Income and Expense

Interest income was $108,000 for the three months ended December 31, 2004, an increase of $68,000 from the three months ended December 31, 2003. The increase in interest income is related primarily to an increase in investable cash and slightly higher interest rates in the three months ended December 31, 2004 as compared with the three months ended December 31, 2003.

Interest expense was $69,000 for the three months ended December 31, 2004, a decrease of $124,000 as compared with the three months ended December 31, 2003. Interest expense for the three months ended December 31, 2003 principally consists of 1) interest on our credit facility based on our lender’s base rate or LIBOR plus a predetermined margin and 2) amortization of debt issuance costs. Interest expense for the three months ended December 31, 2004 consisted primarily of amortization of debt issuance costs related to our available revolving line of credit. The $124,000 decrease in interest expense is attributable to the repayment of our debt in fiscal 2004.

Income Tax Expense

The reported income tax expense for the three months ended December 31, 2004 was calculated based on our projected annual effective tax rate of 42.0%. For the three months ended December 31, 2003, our reported income tax was calculated based upon an overall effective tax rate of 37.0%. The reported income tax expense for the three months ended December 31, 2004 differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense primarily due to the impact of state and foreign taxes and changes in the valuation allowance. The reported income tax expense for the three months ended December 31, 2003 differs from the expected income tax expense calculated by applying the federal statutory rate of 35.0% to our income before income tax expense primarily due to the impact of state and foreign income taxes.

At December 31, 2004, we had domestic federal net operating loss (NOL) carryforwards of $29.8 million and research and experimentation and other credit carryforwards of $9.5 million. At December 31, 2004, we also had $15.7 million of foreign NOL carryforwards. The domestic NOL carryforwards and tax credits at December 31, 2004 expire between fiscal 2005 and fiscal 2023. The utilization of a significant portion of the domestic NOL carryforwards and tax credits is limited on an annual basis due to various changes in the ownership of MAPICS and previously acquired companies. We do not believe that these limitations will significantly impact our ability to utilize the NOL carryforwards of MAPICS, Frontstep and a previously acquired company, Pivotpoint, Inc., and MAPICS and Pivotpoint’s tax credits before they expire. However, we estimate that these limitations will impact our ability to utilize Frontstep’s tax credits. As a result, a significant portion of these credits is included in our valuation allowance in connection with the purchase price allocation of Frontstep. We also increased our valuation allowance for certain of our foreign NOL carryforwards as follows:

Changes in deferred income tax valuation allowances (in thousands):

	Three Months Ended December 31,
	2004	2003
Beginning balance	$(4,722)	$(4,420)
Additions to valuation allowance	(115)	—

Ending Balance	$(4,837)	$(4,420)

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

Liquidity and Capital Resources

Historically, we have funded our operations and capital expenditures primarily with cash generated from operating activities, supplemented as necessary by borrowings under our bank credit facility. Changes in net cash provided by operating activities generally reflect changes in earnings plus the effect of changes in working capital. Changes in working capital, especially trade accounts receivable, trade accounts payable and accrued expenses, are generally the result of timing differences between collection of fees billed and payment of operating expenses. The following tables show information about our cash flows during the three months ended December 31, 2004 and December 31, 2003 and selected balance sheet data as of December 31, 2004 and September 30, 2004 (in thousands).

	Summary of Cash Flows
	Three Months Ended December 31,
	2004	2003
Net cash provided (used) by operating activities	$9,033	$(259)
Net cash used for investing activities	(2,443)	(2,983)
Net cash provided by financing activities	1,425	2,343
Effect of exchange rate changes on cash	274	142

Net increase (decrease) in cash and cash equivalents	$8,289	$(757)

	Balance Sheet Data
	December 31, 2004	September 30, 2004
Cash and cash equivalents	$34,696	$26,407
Working capital (deficit)	(16,888)	(27,085)

Operating Activities

Net cash provided by operations was $9.0 million for the three months ended December 31, 2004 as compared with ($0.3) million for the three months ended December 31, 2003. Net income for the three months ended December 31, 2004 was $5.1 million. Significant non-cash items include $3.4 million in depreciation and amortization expenses, a $3.1 million decrease in deferred tax assets due to changes in temporary differences, and a $0.7 million addition to the bad debt provision which was primarily related to an increase in sales volume for the three-month period. Significant changes in operating assets and liabilities affecting cash flows after the net impact of changes in foreign currency exchange rates included a $5.1 million increase in accounts receivable due to increased sales levels during the three months ended December 31, 2004, particularly at the end of the quarter and a $0.8 million decrease in the restructuring reserve due to the payment of previously accrued restructuring and exit costs. These decreases in operating cash were partially offset by a $1.3 million decrease in deferred royalties and commissions due to the recognition of these amounts into expense, a $1.1 million increase in accounts payable and accrued expenses due to differences in the timing of when these items are incurred and when they are paid, and a $0.1 net increase from changes in other operating assets and liabilities.

Investing and Financing Activities

Net cash used for investing activities of $2.4 million for the three months ended December 31, 2004 was primarily related to the capitalization of $2.0 million in computer software costs associated with products that have reached technological feasibility and $0.4 million in purchases of property and equipment. The $0.6 million decrease in capitalized software in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 is due to larger additions to capitalized software in the three months ended December 31, 2003 related principally the Syteline 7 product. The addition to capitalized software for the Syteline 7 product was not as significant in the three months ended December 31, 2004. See the discussion of the decrease in capitalized software for the three months ended December 31, 2004 “Operating Costs – Other Operating Costs – Product Development Expenses” above.

Net cash provided by financing activities was $1.4 million for the three months ended December 31, 2004. Net cash provided by financing activities consisted of cash inflows of $1.2 million from employee exercises of stock options and $0.2 million in employee stock purchases. The level of cash provided by stock option exercises and employee stock purchases is impacted by the market value of our common stock in any given period and may fluctuate from quarter to quarter.

At December 31, 2004, we had no outstanding balance on our revolving credit facility and our $12.5 million of revolving credit facility remains fully available as a source of funding if needed, subject to the borrowing base. Certain of the debt covenants regarding the bank credit facility have been amended to reflect the repayment of the outstanding balances on the term loan portion of our bank credit facility in July 2004. At December 31, 2004, we were in compliance with our debt covenants.

On July 31, 2002, we announced that our board of directors authorized the repurchase of up to $10.0 million of our outstanding common stock. Purchases may be made from time to time, depending on market conditions, in private transactions as well as in the open market at prevailing market prices. We did not repurchase any shares of our common stock in the open market during the three months ended December 31, 2004 or the three months ended December 31, 2003.

We do not have any current plans or commitments for any significant capital expenditures.

We believe that cash and cash equivalents on hand as of December 31, 2004, together with cash flows from operations and available borrowings under our revolving credit facility, will be sufficient to fund our operations for at least the next 12 months. This forward-looking statement, however, is subject to all of the risks and uncertainties detailed in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Future Performance” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. If cash generated from operations is less than we expect or if we otherwise need additional financing during this period, we may need to increase our revolving credit facility or undertake new equity or debt offerings. We may be unable to obtain such financing on favorable terms, if at all.

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

Change of control agreements: We are a party to change of control employment agreements and term employment agreements with certain of our executive officers and key employees. Information regarding these agreements is contained in “Item 11. Executive Compensation – Employment Agreements,” in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004.

Termination of our Merger Agreement with Infor: MAPICS and Infor signed an Agreement and Plan of Merger on January 26, 2005 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, in the event that the Merger Agreement is terminated by Infor for specific reasons or by us for specific reasons as described in the Merger Agreement, we will be obliged to pay Infor a $12 million Break Up Fee plus reasonable out of pocket expenses incurred up to a capped amount.

See “Item 1. Financial Statements” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 for further additional discussion regarding our commitments and contingencies.

Application of Critical Accounting Policies

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Polices,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 for discussion regarding the application of critical accounting policies.

Recently Issued or Adopted Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment”, which will become effective for interim or annual periods on or after June 15, 2005. This statement will become effective for our fourth quarter ending September 30, 2005. The statement requires companies to recognize, as an operating expense, the estimated fair value of share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans. The expense will be recognized over the requisite service period based upon the fair value of the award as measured at the grant date. We will utilize the modified prospective application method to implement this statement. The modified prospective application method will require us to recognize as compensation expense the estimated fair value of newly awarded share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans. This method also requires us to recognize as compensation expense previously awarded outstanding share-based payments that are modified, repurchased or cancelled after the effective date of the statement. For outstanding awards for which the requisite service period has not been rendered as of the effective date of the statement, we will recognize compensation expense over the remaining service period using the compensation expense calculated for our pro forma disclosure under SFAS 123. At December 31, 2004, unamortized compensation expense as determined in accordance with SFAS 123 was $1.9 million.

The American Jobs Creation Act of 2004 (the Act) was signed into law on October 22, 2004. The Act has several provisions that may impact our future income taxes. The Act provides a deduction for income from qualified domestic production activities; a two-year phase out of the existing extra-territorial income (ETI) exclusion for foreign sales; and, a special dividends received deduction for certain dividends received from controlled foreign corporations through September 2006.

Under the guidance provided by SFAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS 109, “Accounting for Income Taxes”. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. The impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. We have not completed our analysis of the expected impact of the deduction for qualified domestic production activities on our financial statements. This provision will not be effective until fiscal 2006. We do not anticipate that the phase out of the ETI exclusion will have a significant impact on our expected overall effective tax rate in fiscal 2005 and fiscal 2006.

SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004”, provides guidance with regard to the effects of the “one-time” repatriation of funds from our foreign subsidiaries. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act. As such, we are not in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted back to the United States.

EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” allows operating segments that do not meet the quantitative thresholds to be aggregated only if (1) the aggregation is consistent with the objective and basic principles of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (2) the segments have similar economic characteristics and (3) the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS No. 131. Prior to EITF Issue No. 04-10, segments could only be aggregated if they met the first two requirements and all of the aggregation criteria in (a)-(e) listed in paragraph 17 of SFAS No. 131. EITF Issue No. 04-10 was ratified on October 13, 2004, but has not yet been adopted. It is expected to be adopted during and be effective for our fiscal year ending September 30, 2005. We do not believe that EITF Issue No. 04-10 will have an impact on the way we currently present our segments in accordance with SFAS No. 131.

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

Interest Rate Sensitivity

As of December 31, 2004 we did not have an outstanding balance on our revolving credit facility. The $12.5 million revolving credit facility is fully available to us as a funding source if needed, subject to the borrowing base. As of July 26, 2004, we repaid the remaining outstanding balance of our debt. As a result of this repayment, the term loan portion of our bank credit facility is no longer available to us as a funding source. Because interest under the term loan portion of the bank credit facility was based on LIBOR, changes in the LIBOR rate no longer have an affect our results of operations, financial condition, or cash flows.

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

From time to time, we may enter into forward exchange contracts or purchase options to minimize the effect of changes in exchange rates on our financial position, results of operations, and cash flows. We incurred net foreign currency transaction gains of $0.1 million and $0.1 million in the three months ended December 31, 2004 and 2003, respectively. The foreign currency transaction gains in the three months ended December 31, 2004 were mostly due to transactions within EMEA with the Euro strengthening during the quarter ended December 31, 2004. We did not have any open forward exchange contracts or options or other trading financial instruments with foreign exchange risk at December 31, 2004 or December 31, 2003. At December 31, 2004, we had the following non-trading other financial instruments denominated in currencies other than the U.S. dollar (in thousands of U.S. dollars):

Cash and cash equivalents	$3,675
Trade accounts receivable (1)	$18,837
Trade accounts payable	$1,478

(1)	Approximately $15.2 million of this amount is denominated in Euros, Pounds Sterling or Yen.

As our foreign operations increase, our business, financial condition, and results of operations could be adversely affected by future changes in foreign currency exchange rates. For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Performance—Our international operations subject us to a number of risks that could substantially hinder our future growth and current results” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

ITEM 4: Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) as of December 31, 2004, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in Securities and Exchange Commission rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings

From time to time, we are involved in legal proceedings incidental to the conduct of our business. The outcome of these claims cannot be predicted with certainty. We do not believe that the legal matters to which we are currently a party are likely to have a material adverse effect on our results of operation or financial condition.

ITEM	6: Exhibits

The following exhibits are filed or furnished with this report:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This exhibit is furnished to the Securities and Exchange Commission and is not deemed to be filed with the Securities and Exchange Commission as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2005

MAPICS, Inc.

By:	/s/ W. David Morgan
W. David Morgan Vice President, Corporate Controller and Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)